Form 10-Q
period 1996-09-30
AVIGEN INC \DE
filed 1996-11-14
CIK 932903

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-28272

                            ------------------------

                                  AVIGEN, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       13-3647113
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification Number)
               or organization)

         1201 HARBOR BAY PARKWAY, SUITE 1000, ALAMEDA, CALIFORNIA 30375
             (Address of principal executive offices and zip code)

                                 (510) 748-7150
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  [X]  .  No _____.

     As of October 31, 1996, 7,285,193 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AVIGEN, INC.

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                                           PAGE
                                                                                           ----
PART I.     FINANCIAL INFORMATION
            Item 1.   Condensed Financial Statements (Unaudited)
                      Condensed Balance Sheets
                        June 30, 1996 and September 30, 1996.............................    3
                      Condensed Statements of Operations
                        Three months ended September 30, 1995 and 1996 and for the period
                        from October 22, 1992 (inception) to September 30, 1996..........    4
                      Condensed Statements of Cash Flows
                        Three months ended September 30, 1995 and 1996 and for the period
                        from October 22, 1992 (inception) to September 30, 1996..........    5
                      Notes to Condensed Financial Statements............................    7
            Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations............................................    8
PART II.    OTHER INFORMATION
            Item 1.   Legal Proceedings..................................................   10
            Item 2.   Changes in Securities..............................................   10
            Item 3.   Defaults upon Senior Securities....................................   10
            Item 4.   Submission of Matters to a Vote of Security Holders................   10
            Item 5.   Other Information..................................................   10
            Item 6.   Exhibits and Reports on Form 8-K...................................   10
            Signatures...................................................................   11

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                  SEPTEMBER 30, 1996
                                                                JUNE 30, 1996     ------------------
                                                                -------------        (UNAUDITED)
                                                                   (NOTE)
                                               ASSETS
Current Assets:
  Cash and cash equivalents...................................   $  8,091,645        $    493,408
  Investment in marketable securities.........................      8,351,349          16,659,696
                                                                  -----------        ------------
     Total current assets.....................................     16,442,994          17,153,104
Property and equipment, net...................................      1,053,438           1,491,789
Deposits and other assets.....................................         35,525              50,215
                                                                  -----------        ------------
          Total assets........................................   $ 17,531,957        $ 18,695,108
                                                                  ===========        ============
                                LIABILTIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable............................................   $    701,885        $    948,681
  Accrued compensation and related expenses...................         87,994             101,727
  Other accrued liabilities...................................        258,265             195,564
  Capital lease obligations -- current portion................         31,061              36,718
                                                                  -----------        ------------
     Total current liabilities................................      1,079,205           1,282,690
  Accrued rent................................................        249,263             246,305
  Capital lease obligations...................................        176,266             150,553
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
     authorized, none issued and outstanding..................             --                  --
  Common Stock, $.001 par value, 30,000,000 shares authorized,
     7,035,193 shares issued and outstanding at June 30, 1996,
     7,285,193 shares issued and outstanding at September 30,
     1996.....................................................          7,035               7,285
  Additional paid-in capital..................................     28,852,767          30,702,517
  Deferred compensation.......................................       (127,453)           (117,302)
  Deficit accumulated during the development stage............    (12,705,126)        (13,576,940)
                                                                  -----------        ------------
     Total stockholders' equity...............................     16,027,223          17,015,560
                                                                  -----------        ------------
          Total liabilities and stockholders' equity..........   $ 17,531,957        $ 18,695,108
                                                                  ===========        ============

     Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                      PERIOD FROM
                                                                                      OCTOBER 22,
                                                         THREE MONTHS ENDED        1992 (INCEPTION)
                                                            SEPTEMBER 30,               THROUGH
                                                       -----------------------       SEPTEMBER 30,
                                                         1995          1996              1996
                                                       ---------     ---------     -----------------
                                                             (UNAUDITED)           (UNAUDITED)
Grant revenue........................................  $  43,699            --       $     265,206
Expenses:
  Research and development...........................    581,253       631,584           8,961,683
  General and administrative.........................    280,990       345,634           4,602,764
                                                       ---------     ---------        ------------
  Total expenses.....................................    862,243       977,218          13,564,447
                                                       ---------     ---------        ------------
Loss from operations.................................   (818,544)     (977,218)        (13,299,241)
Interest expense.....................................     (7,138)      (34,033)           (694,174)
Interest income......................................      1,922       139,437             228,686
Other income.........................................         --            --             187,789
                                                       ---------     ---------        ------------
          Net loss...................................  $(823,760)    $(871,814)      $ (13,576,940)
                                                       =========     =========        ============
Net loss per share...................................                $   (0.12)
                                                                     =========
Shares used in calculation of net loss per share.....                7,252,584
                                                                     =========
Pro forma net loss per share.........................  $   (0.15)
                                                       =========
Shares used in calculation of pro forma net loss per
  share..............................................  5,409,716
                                                       =========

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                    THREE MONTHS ENDED          PERIOD FROM OCTOBER 22,
                                                       SEPTEMBER 30,               1992 (INCEPTION)
                                                ---------------------------             THROUGH
                                                   1995            1996           SEPTEMBER 30, 1996
                                                -----------     -----------     -----------------------
                                                        (UNAUDITED)             (UNAUDITED)
OPERATING ACTIVITIES
  Net loss....................................   $ (823,760)    $  (871,814)         $ (13,576,940)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization............      106,579         114,947              1,231,498
     Amortization of deferred compensation....           --          10,151                 45,302
     Write-off of organization costs..........           --              --                145,741
     Noncash interest expense.................           --              --                509,652
     Common stock issued for services.........           --              --                 11,250
     Changes in operating assets and
       liabilities:
       Deposits and other assets..............       46,731         (14,690)               (50,215)
       Accounts payable, accrued liabilities
          and accrued compensation and related
          expenses............................       29,380         197,828              1,543,418
       Accrued rent...........................       12,615          (2,958)               246,305
                                                -----------     -----------           ------------
  Net cash used in operating activities.......     (628,455)       (566,536)            (9,893,989)
INVESTING ACTIVITIES
  Purchases of property and equipment.........       (8,871)       (553,298)            (2,471,179)
  Disposal of property and equipment..........       47,033              --                 47,033
  Organization costs..........................           --              --               (218,601)
  Purchase of marketable securities...........           --      (9,768,892)           (18,120,241)
  Sale of marketable securities...............           --       1,460,545              1,460,545
                                                -----------     -----------           ------------
  Net cash provided by (used in) investing
     activities...............................       38,162      (8,861,645)           (19,302,443)
FINANCING ACTIVITIES
  Proceeds from notes payable.................  120,000....              --              2,132,800
  Repayment of notes payable..................           --              --             (1,709,800)
  Proceeds from 1996 bridge financing.........           --              --              1,937,500
  Payment of bridge financing costs...........           --              --               (193,750)
  Repayment of 1996 bridge financing..........                                          (1,937,500)
  Payments on capital lease obligations.......       (2,622)        (20,056)               (39,010)
  Proceeds from issuance of preferred stock,
     net of issuance costs....................      309,081              --              9,884,477
  Proceeds from issuance of common stock, net
     of issuance costs and repurchases........          (81)      1,850,000             19,615,123
                                                -----------     -----------           ------------
  Net cash provided by financing activities...      426,378       1,829,944             29,689,840
                                                -----------     -----------           ------------
  Net (decrease) increase in cash and cash
     equivalents..............................     (163,915)     (7,598,237)               493,408
  Cash and cash equivalents, beginning of
     period...................................      203,400       8,091,645                     --
                                                -----------     -----------           ------------
  Cash and cash equivalents, end of period....   $   39,485     $   493,408          $     493,408
                                                ===========     ===========           ============

                                  AVIGEN, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, Avigen, Inc. (the "Company") considers necessary for a fair presentation of the Company's financial position as of September 30, 1996 and the results of operations and cash flows for the three months ended September 30, 1995 and 1996. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on form 10-K for the year ended June 30, 1996, filed with the Securities and Exchange Commission.

     Operating results for these months ended September 30, 1996, are not necessarily indicative of the results to be achieved for the full fiscal year ending June 30, 1997.

2.  GRANT REVENUE

     Revenue consists of revenue from grants which are recognized in accordance with the terms of the related agreements.

3.  NET LOSS PER SHARE

     Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the period commencing 12 months prior to the initial filing of the Company's initial public offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods prior to March 31, 1996 (using the treasury stock method for stock options and warrants and the if-converted method for preferred stock). Net loss per share calculated on this basis was ($0.23) for the three months ended September 30, 1996.

     Pro forma net loss per share, as presented in the accompanying statement of operations, has been computed as described above and also gives effect, pursuant to SEC policy, to common equivalent shares from convertible preferred stock issued more than twelve months from the proposed initial public offering that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

4.  STOCKHOLDERS' EQUITY

     In July 1996, the Company issued 250,000 shares of Common Stock in connection with the exercise of the underwriters' over-allotment option from the initial public offering. Net proceeds from such sale were approximately $1,850,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, filed with the Securities and Exchange Commission.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein and under the caption "Risk Factors" in the Company's Annual Report on Form 10-K.

OVERVIEW

     Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At September 30, 1996, the Company had an accumulated deficit of $13.6 million.

RESULTS OF OPERATIONS

  Periods Ended September 30, 1995 and 1996

     Grant revenue decreased from $44,000 for the period ended September 30, 1995 to zero for the period ended September 30, 1996. Grant revenue consisted of reimbursements under a NIH grant. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     The Company's research and development expenses increased from $581,000 for the period ended September 30, 1995 to $632,000 for the period ended September 30, 1996. The increase from 1995 to 1996 was due primarily to the increased number of personnel. The Company expects research and development spending to increase significantly over the next several years as the Company expands research and product development efforts.

     General and administrative expenses increased from $281,000 for the period ended September 30, 1995 to $346,000 for the period ended September 30, 1996. The increase from 1995 to 1996 was primarily due to increased personnel and support costs. General and administrative expenses are expected to increase as the level of the Company's activities increases but to decrease as a percentage of total expenses, with the expansion of the research and development efforts.

     Interest income (expense), net increased from ($5,200) for the period ended September 30, 1995 to $105,000 for the period ended September 30, 1996 primarily as a result of the Company's investment of the proceeds from its initial public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1996, the Company consummated an initial public offering (the "Offering") of 2,500,000 shares of Common Stock which raised approximately $17.7 million, net of expenses. In July 1996, the Company issued 250,000 additional shares of Common Stock in connection with the exercise of the underwriters' over-allotment option. Net proceeds from such sale were approximately $1,850,000.

     Prior to May 1996, the Company financed its operations primarily through private placements of Common Stock and Preferred Stock and a bridge financing which was completed on March 29, 1996 (the

"1996 Bridge Financing"). Through March 31, 1996, the Company had raised approximately $11.0 million, net of financing costs, from the sale of Common Stock and Preferred Stock and $1.9 million from the 1996 Bridge Financing.

     In March 1996, the Company completed the 1996 Bridge Financing in which the Company issued $1,937,500 principal amount of promissory notes (the "Notes") and warrants to purchase 193,750 shares of Common Stock at an exercise price equal to $6.40 per share. The Notes accrued interest at the rate of 12% per year and were paid in June 1996 with a portion of the proceeds from the Company's initial public offering. The warrants expire in March 2001. The warrants were assigned a value of $300,000. This amount was reflected as a discount on the Notes and was accreted as additional financing (interest) expense over the term of the Notes. In connection with the 1996 Bridge Financing, the Company paid the placement agent a commission equal to 10% of the gross proceeds and warrants to purchase 19,375 shares of Common Stock at an exercise price equal to $7.04 per share. The placement agent warrants expire in May, 2001.

     At September 30, 1996, the Company had cash, cash equivalents and investments in marketable securities of approximately $17.2 million. The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct the research and development activities and preclinical studies and clinical testing of its potential products and to market any products that are developed. The Company's facility is an approximately 23,000 square foot facility leased through May 2003. The Company presently anticipates that it will either be able to renew the lease of this facility or find suitable alternate facilities in the same general area without a material disruption of its operations. Within the 23,000 square foot facility, the Company proceeded in August 1996 with the commencement of a 7,000 square foot expansion of its research and development facilities and administration offices. The construction is expected to cost approximately $450,000. To the extent the Company decides to develop its own manufacturing facilities, the Company would require substantial additional capital. During the month of July an equipment leaseline was negotiated with the Republic Group, LLC for approximately $300,000 over a 60-month term with an annual interest rate of 9.4%. No amounts had been drawn on the line through September 30, 1996.

     The Company's cash requirements may vary materially from those now planned because of the results of research, development and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements and the purchase or lease of additional capital equipment.

     The Company believes that the available cash and cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements for at least the next 12 months. The Company will be required to seek additional funds through public or private financings or collaborative arrangements with corporate partners. Issuances of additional equity securities could result in substantial dilution to stockholders. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund its capital requirements would have a material adverse effect on the Company's business.

                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

        11.1 Statement re: computation of net loss per share

        27   Financial Data Schedule

     The Company hereby incorporates by reference all exhibits filed in connection with the Form 10-K for the year ended June 30, 1996 filed with the Securities and Exchange Commission.

     (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVIGEN, INC.
                                          (Registrant)

             SIGNATURE                         TITLE                          DATE
-----------------------------------  --------------------------    --------------------------
                                      Chief Executive Officer
-----------------------------------
           John Monahan
                                      Vice President, Finance
-----------------------------------             and
         Thomas J. Paulson            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                   DESCRIPTION
--------    -------------------------------------------------------------------
11.1        Statement re: Computation of Net Loss Per Share
27          Financial Data Schedule