Form 10-Q
period 1996-12-31
AVIGEN INC \DE
filed 1997-02-14
CIK 932903

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER: 0-28272

                                  AVIGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          ------------------------

               DELAWARE                             13-3647113
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

       1201 HARBOR BAY PARKWAY
              SUITE 1000
         ALAMEDA, CALIFORNIA                          94502
   (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                 (510) 748-7150
              (Registrant's telephone number, including area code)

                            ------------------------

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                           Yes     X       No
                               --------      --------

     As of February 6, 1996, 7,286,535 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

================================================================================

                                  AVIGEN, INC.
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1996

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I. FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements (Unaudited)....................................
          Condensed Balance Sheets
            June 30, 1996 and December 31, 1996.........................................
          Condensed Statements of Operations
            Three and six months ended December 31, 1995 and 1996 and for the period from October 22, 1992 (inception) to December 31, 1996......................
          Condensed Statements of Cash Flows
            Six months ended December 31, 1995 and 1996 and for the period from October
            22, 1992 (inception) to December 31, 1996...................................
          Notes to Condensed Financial Statements.......................................
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................
PART II. OTHER INFORMATION
Item 1.   Legal Proceedings.............................................................
Item 2.   Changes in Securities.........................................................
Item 3.   Defaults upon Senior Securities...............................................
Item 4.   Submission of Matters to a Vote of Security Holders...........................
Item 5.   Other Information.............................................................
Item 6.   Exhibits and Reports on Form 8-K..............................................
Signatures..............................................................................

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                     ASSETS                         JUNE 30,       DECEMBER 31,
                                                                      1996             1996
                                                                  ------------     ------------
                                                                     (NOTE)        (UNAUDITED)
Current Assets:
  Cash and cash equivalents.....................................  $  8,091,645        2,149,837
  Investment in marketable securities...........................     8,351,349       13,268,330
                                                                  ------------     ------------
          Total current assets..................................    16,442,994       15,418,167
Property and equipment, net.....................................     1,053,438        1,613,832
Deposits and other assets.......................................        35,525           29,330
                                                                  ------------     ------------
          Total assets..........................................  $ 17,531,957     $ 17,061,329
                                                                  ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..............................................  $    701,885     $    566,446
  Accrued compensation and related expenses.....................        87,994          100,709
  Other accrued liabilities.....................................       258,265          192,539
  Capital lease obligations -- current portion..................        31,061           49,712
                                                                  ------------     ------------
          Total current liabilities.............................     1,079,205          909,408
  Accrued rent..................................................       249,263          243,347
  Capital lease obligations (less current portion)..............       176,266          136,507
Stockholders' equity:
  Preferred stock, $.001 par value, 5,00,000 shares authorized,
     none shares issued and outstanding.........................            --               --
  Common Stock, $.001 par value, 30,000,000 shares authorized,
     7,035,193 shares issued and outstanding at June 30, 1996,
     7,286,535 shares issued and outstanding at December 31,
     1996.......................................................         7,035            7,286
  Additional paid-in capital....................................    28,852,767       30,703,111
  Deferred compensation.........................................      (127,453)        (107,151)
  Deficit accumulated during the development stage..............   (12,705,126)     (14,831,177)
                                                                  ------------     ------------
          Total stockholders' equity............................    16,027,223       15,772,069
                                                                  ------------     ------------
          Total liabilities and stockholders' equity............  $ 17,531,957     $ 17,061,329
                                                                  ============     ============

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

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                 DECEMBER 31,               DECEMBER 31,          PERIOD FROM OCTOBER 22,
                           ------------------------   -------------------------   1992 (INCEPTION) THROUGH
                              1995         1996          1995          1996          DECEMBER 31, 1996
                           ----------   -----------   -----------   -----------   ------------------------
                                 (UNAUDITED)                 (UNAUDITED)                (UNAUDITED)
Grant revenue............  $   29,135            --   $    72,834            --         $    265,206
Expenses:
  Research and
     development.........     549,481       922,810     1,130,734     1,554,394            9,884,493
  General and
     administrative......     259,073       551,698       540,063       897,332            5,154,462
                           ----------   -----------   -----------   -----------         ------------
  Total expenses.........     808,554     1,474,508     1,670,797     2,451,726           15,038,955
                           ----------   -----------   -----------   -----------         ------------
Loss from operations.....    (779,419)   (1,474,508)    1,597,983)   (2,451,726)         (14,773,749)
Interest expense.........     (11,731)       (6,203)      (18,869)      (40,236)            (700,377)
Interest income..........         920       227,274         2,842       366,722              455,960
Other income.............          --          (800)                       (800)             188,989
                           ----------   -----------   -----------   -----------         ------------
Net loss.................  $ (790,230)  $(1,254,237)  $(1,613,980)  $(2,126,051)        $(14,831,177)
                           ==========   ===========   ===========   ===========         ============
Net let loss per share...               $     (0.17)                $     (0.29)
                                        ===========                 ===========
Shares used in
  calculation of net loss
  per share..............                 7,285,640                   7,285,417
                                        ===========                 ===========
Pro forma net loss per
  share..................  $    (0.15)                $     (0.30)
                           ==========                 ===========
Shares used in
  calculation of pro
  forma net loss per
  share..................   5,403,652                   5,409,808
                           ==========                 ===========

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                    SIX MONTHS ENDED           PERIOD FROM OCTOBER 22,
                                               ---------------------------        1992 (INCEPTION)
                                                 DEC. 31         DEC. 31               THROUGH
                                                  1995            1996            DECEMBER 31, 1996
                                               -----------     -----------     -----------------------
                                                       (UNAUDITED)                   (UNAUDITED)
OPERATING ACTIVITIES
Net loss.....................................  $(1,613,990)    $(2,126,051)          $(14,831,177)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..............      207,886         251,456              1,368,007
  Amortization of deferred compensation......           --          20,302                 55,453
  Write-off of organization costs............           --              --                145,741
  Noncash interest expense...................           --              --                509,652
  Common stock issued for service............           --              --                 11,250
  Changes in operating assets and
     liabilities.............................
     Prepaids, deposits and other assets.....        8,757           6,195                (29,330)
     Accounts payable, accrued liabilities
       and accrued compensation and related
       expenses..............................      (44,760)       (188,450)             1,157,140
     Accrued rent............................       29,023          (5,916)               243,347
                                               -----------     -----------           ------------
Net cash used in operating activities........   (1,413,084)     (2,042,464            (11,369,917)
INVESTING ACTIVITIES
Purchases of property and equipment..........      (11,408)       (811,850)            (2,729,731)
Disposal of property and equipment...........       47,033              --                 47,033
Organization costs...........................           --              --               (218,601)
Purchase of marketable securities............           --     (12,712,478)           (21,063,827)
Sale of marketable securities................           --       7,795,497              7,795,497
                                               -----------     -----------           ------------
Net cash provided by (used in) investing
  activities.................................       35,625      (5,728,831)           (16,169,629)
FINANCING ACTIVITIES
Proceeds from notes payable..................      200,000              --              2,132,800
Repayment of notes payable...................     (200,000)             --             (1,709,800)
Proceeds from 1996 bridge financing..........           --              --              1,937,500
Payment of bridge financing costs............           --              --               (193,750)
Repayment of 1996 bridge financing...........                                          (1,937,500)
Payments on capital lease obligations........       (5,281)        (21,108)               (40,062)
Proceeds from issuance of preferred stock,
  net of issuance costs......................    1,253,282              --              9,884,477
Proceeds from issuance of common stock, net
  of issuance costs and repurchases..........          (81)      1,850,595             19,615,718
                                               -----------     -----------           ------------
Net cash provided by financing activities....    1,247,920       1,829,487             29,689,383
Net (decrease) increase in cash and cash
  equivalents................................     (129,539)     (5,941,808)             2,149,837
Cash and cash equivalents, beginning of
  period.....................................      203,400       8,091,645                     --
                                               -----------     -----------           ------------
Cash and cash equivalents, end of period.....  $    73,861     $ 2,149,837           $  2,149,837
                                               ===========     ===========           ============

                                  AVIGEN, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc. (the "Company") considers necessary for a fair presentation of its financial position as of December 31, 1996 and its results of operations and cash flows for the three and six months ended December 31, 1995 and 1996. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission.

     Operating results for the three and six month periods ended December 31, 1995 and 1996, are not necessarily indicative of the results to be achieved for the full fiscal year ending June 20, 1997.

2. GRANT REVENUE

     Revenue consists of revenue from grants which are recognized in accordance with the terms of the related agreements.

3. NET LOSS PER SHARE

     Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the period commencing 12 months prior to the initial filing of the Company's initial public offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods prior to March 31, 1996 (using the treasury stock method for stock options and warrants and the if-converted method for preferred stock). Net loss per share calculated on this basis was ($0.22) for three months ended December 3, 1995 and ($0.45) for the six months ended December 31, 1995.

     Pro forma net loss per share, as presented in the accompanying statement of operations, has been computed as described above and also gives effect, pursuant to policy of the Securities and Exchange Commission, to common equivalent shares from convertible preferred stock issued more than twelve months from the proposed initial public offering that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

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

OVERVIEW

     Avigen is a leader in the development of gene therapy products derived from adeno-associated virus ("AAV") for the treatment of inherited and acquired diseases. The Company's proposed gene therapy products are designed for in vivo administration to achieve the production of therapeutic proteins within the body. The Company is developing two broad-based proprietary gene delivery technologies: AAV vectors and the Targeted Vector Integration ("TVI") system. The Company believes AAV vectors can be used to deliver genes for the treatment of brain, liver and prostate cancer, anemia, hemophilia, hyperlipidemia and metabolic storage diseases. The Company also believes its TVI system will allow it to pursue more effective treatments for blood cell-related diseases, including sickle cell anemia, beta-thalassemia and human immunodeficiency virus ("HIV") infection.

     Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At December 31, 1996, the Company had an accumulated deficit of $14.8 million.

RESULTS OF OPERATION

  Three months ended December 31, 1995 and 1996

     Grant revenue decreased from $29,000 for the three month period ended December 31, 1995 to zero for the period ended December 31, 1996. Grant revenue consisted of reimbursements under a NIH grant. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     The Company's research and development expenses increased from $550,000 for the three month period ended December 31, 1995 to $923,000 for the period ended December 31, 1996. The increase from 1995 to 1996 was due primarily to the increased number of personnel.

     General and administrative expenses increased from $260,000 for the three month period ended December 31, 1995 to $552,000 for the period ended December 31, 1996. The increase from 1995 to 1996 was primarily due to increased personnel.

     Net interest income and expense increased from ($11,000) for the three month period ended December 31, 1995 to $221,000 for the period ended December 31, 1996. The increase was due primarily to the investment by the Company of the proceeds from its initial public offering in May, 1996.

  Six Months Ended December 31, 1995 and 1996

     Grant revenue decreased from $73,000 for the six month period ended December 31, 1995 to zero for the period ended December 31, 1996. Grant revenue consisted of reimbursements under a corresponding NIH grant.

     The Company's research and development expenses increased from $1.1 million for the six month period ended December 31, 1995 to $1.6 million for the corresponding period ended December 31, 1996. The increase from 1995 to 1996 was due primarily to the increased number of personnel and the associated expenses. The Company expects research and development spending to increase significantly over the next several years as the Company expands research and product development efforts.

     General and administrative expenses increased from $540,000 for the six month period ended December 31, 1995 to $897,000 for the period ended December 31, 1996. The increase from 1995 to 1996 was primarily due to an increase in personnel, and costs relating to the Company's Annual Meeting of Stockholders and filings with the Securities and Exchange Commission. General and administrative expenses are expected to increase as the level of the Company's activities increases but to decrease as a percentage of total expenses, with the expansion of the research and development efforts.

     Net interest income and expense increased from ($16,000) for the six month period ended December 31, 1995 to $326,000 for the corresponding period ended December 31, 1996. The increase was due primarily to the investment by the Company of the proceeds from its initial public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1996, the Company consummated an initial public offering (the "Offering") of 2,500,000 shares of Common Stock, with net proceeds to the Company of $17.7 million, net of expenses. In July 1996, the Company issued 250,000 additional shares of Common Stock in connection with the exercise of the underwriters' over-allotment option. Net proceeds from such sale were approximately $1,850,000.

     Prior to May 1996, the Company financed its operations primarily through private placements of Common Stock and Preferred Stock and a bridge financing which was completed on March 29, 1996, in which the Company issued promissory notes, which were fully paid with the proceeds from the offering and warrants, including placement agent warrants, which expire in May 2001. Through March 31, 1996, the Company had raised approximately $11.0 million, net of financing costs, from the sale of Common Stock and Preferred Stock and $1.9 million from the 1996 Bridge Financing.

     At December 31, 1996, the Company had cash, cash equivalents and investments in marketable securities of approximately $15.4 million. The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct the research and development activities and preclinical studies and clinical testing of its potential products and to manufacture and market any products that are developed. The Company's facility is approximately 23,000 square feet leased through May 2003. The Company presently anticipates that it will either be able to renew the lease of this facility or find suitable alternate facilities in the same general area without a material disruption of its operations. In October 1996, the Company completed a 7,000 square feet expansion of its research and development facilities and administration offices. The construction cost of such expansion was approximately $500,000. To the extent the Company decides to develop its own manufacturing facilities, it would require substantial additional capital.

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

     The Company believes that the available cash and cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements for at least the next 12 months. At the conclusion of the 12 month period the Company will be required to seek additional funds through public or private financings or collaborative arrangements with corporate partners. Issuances of additional equity securities could result in substantial dilution to stockholders. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund its capital requirements would have a material adverse effect on the Company's business.

 PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Stockholders of Avigen, Inc. was held on November 22, 1996.

      (b) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

      The election of John Monahan, Zola Horovitz and Yuichi Iwaki to the Board of Directors to hold office until the 1999 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such directors' earlier death, resignation or removal. The voting results, with approximately 62% of the shares voting, was as follows:

      Monahan:          For:            4,434,381
                        Against:           50,246
                        Abstain:              -0-

      Horovitz:         For:            4,434,381
                        Against:           50,246
                        Abstain:              -0-

      Iwaki:            For:            4,434,381
                        Against:           50,246
                        Abstain:              -0-

      In addition, Richard Pratt, John Prendergast and Philip Whitcome will continue to serve on the Board of Directors until the 1997 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such directors' earlier death, resignation or removal. In addition, Lindsay Rosenwald and Leonard Shaykin will continue to serve on the Board of Directors until the 1998 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such directors' earlier death, resignation or removal.

      The voting results to approve the selection of Ernst & Young LLP as the Company's Auditors are as follows:

                        For:            4,481,077
                        Against:            2,500
                        Abstain:            1,050
                        No-Vote:              -0-

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

EXHIBIT
  NO.                       DESCRIPTION
-------                     -----------
11.1        Statement re: Computation of Net Loss Per Share
27.1        Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVIGEN, INC.
                                          (Registrant)


Date:                                              /s/ JOHN MONAHAN
                                          --------------------------------------
                                                       John Monahan
                                          Chief Executive Officer and President



Date:                                            /s/ THOMAS J. PAULSON
                                          --------------------------------------
                                                    Thomas J. Paulson
                                                 Vice President Finance,
                                          Chief Financial Officer, and Secretary

                                 EXHIBIT INDEX

EXHIBIT
  NO.                        DESCRIPTION
-------                      -----------
11.1        Statement re: Computation of Net Loss Per Share
27.1        Financial Data Schedule