Form 10-Q
period 1997-03-31
AVIGEN INC \DE
filed 1997-05-14
CIK 932903

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission file number:  0-28272

                                  AVIGEN, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   13-3647113
            --------                                   ----------
  (State or other jurisdiction                      (I.R.S. employer
of incorporation or organization)                  identification no.)

1201 HARBOR BAY PARKWAY, SUITE 1000, ALAMEDA, CALIFORNIA         94502
--------------------------------------------------------         -----

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

                   Yes   X    No
                       -----     -----

         As of May 7, 1997, 7,286,535 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

                                  AVIGEN, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
Item 1.   Condensed Financial Statements (Unaudited)
          Condensed Balance Sheets
                 June 30, 1996 and March 31, 1997
          Condensed Statements of Operations
                 Three and nine months ended March 31, 1996 and 1997
                 and for the period from October 22, 1992
                 (inception) to March 31, 1997.
          Condensed Statements of Cash Flows Nine months ended March
                 31, 1996 and 1997 and for the period from October
                 22, 1992 (inception) to March 31, 1997
          Notes to Condensed Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4    Submission of Matters to a Vote of Security Holders

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K


Signatures

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS


                                                                                    JUNE 30,          MARCH 31,
                                                                                      1996              1997
                                                                                  ------------      ------------
                                                                                     (Note)         (Unaudited)
                                                   ASSETS
Current Assets:
              Cash and cash equivalents .....................................     $  8,091,645      $  2,369,412
              Investment in marketable securities ...........................        8,351,349        11,598,796
                                                                                  ------------      ------------
                                   Total current assets .....................       16,442,994        13,968,208
Property and equipment, net .................................................        1,053,438         1,646,319
Deposits and other assets ...................................................           35,525            29,330
                                                                                  ============      ============
                                   Total assets .............................     $ 17,531,957      $ 15,643,857
                                                                                  ============      ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
              Accounts payable ..............................................     $    701,885      $    429,062
              Accrued compensation and related expenses .....................           87,994           211,062
              Other accrued liabilities .....................................          258,265           139,464
              Capital lease obligations - current portion ...................           31,061            55,316
                                                                                  ------------      ------------
                                   Total current liabilities ................        1,079,205           834,904
Accrued rent ................................................................          249,263           240,389
Capital lease obligations (less current portion) ............................          176,266           122,001
Stockholders' equity:
              Preferred stock, $.001 par value, 5,000,000 shares authorized,
                                   none shares issued and outstanding .......               --                --

              Common Stock, $.001 par value, 30,000,000 shares authorized,
                                   7,035,193 and 7,286,535 shares issued and
                                   outstanding at June 30, 1996 and
                                   March 31, 1997, respectively .............            7,035             7,286

              Additional paid-in capital ....................................       28,852,767        30,703,111
              Deferred compensation .........................................         (127,453)          (97,000)
              Deficit accumulated during the development stage ..............      (12,705,126)      (16,166,834)
                                                                                  ------------      ------------
                                   Total stockholders' equity ...............       16,027,223        14,446,563
                                                                                  ------------      ------------
                                   Total liabilities and stockholders' equity     $ 17,531,957      $ 15,643,857
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

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                       PERIOD FROM OCTOBER 22
                                                   THREE MONTHS ENDED             NINE MONTHS ENDED   1992 (INCEPTION) THROUGH
                                                        MARCH 31,                     MARCH 31,            MARCH 31, 1997
                                                   1996           1997           1996           1997
                                                -----------    -----------    -----------    -----------    ------------
Grant revenue .............................     $    14,568    $    97,783    $    87,402    $    97,783    $    362,989

Expenses:
           Research and development .......         744,614      1,058,964      1,875,348      2,613,358      10,943,457
           General and administrative .....         167,892        582,354        707,955      1,479,686       5,736,816
                                                -----------    -----------    -----------    -----------    ------------
           Total expenses .................         912,506      1,641,318      2,583,303      4,093,044      16,680,273
                                                -----------    -----------    -----------    -----------    ------------

Loss from operations ......................        (897,938)    (1,543,535)    (2,495,901)    (3,995,261)    (16,317,284)
Interest expense ..........................         (20,038)        (6,000)       (38,907)       (46,236)       (706,377)
Interest income ...........................           1,073        213,878          3,915        580,589         669,838
Other income ..............................              --             --                          (800)        186,989
                                                -----------    -----------    -----------    -----------    ------------
Net loss ..................................     $  (916,903)   $(1,335,657)   $(2,530,893)   $(3,461,708)   $(16,166,834)
                                                ===========    ===========    ===========    ===========    ============

Net Let loss per share ....................                    $     (0.18)                  $     (0.48)
                                                               ===========                   ===========

Shares used in calculation of net
  loss per share ..........................                      7,286,535                     7,285,789
                                                               ===========                   ===========


Pro forma net loss per share ..............     $     (0.17)                  $     (0.47)
                                                ===========                   ===========

Shares used in calculation of pro
  forma net loss per share ................       5,403,652                     5,432,384
                                                ===========                   ===========

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED         PERIOD FROM OCTOBER 22,
                                                                MARCH 31,         MARCH 31,  1992 (INCEPTION) THROUGH
                                                                  1996              1997         MARCH 31, 1997
                                                               -----------      ------------     --------------
OPERATING ACTIVITIES
Net loss .................................................     $(2,530,893)     $ (3,461,708)     $(16,166,834)
Adjustments to reconcile net loss to net cash
  used in operating activities:
         Depreciation and amortization ...................         323,063           402,102         1,518,653
         Amortization of deferred compensation ...........          25,000            30,453            65,604
         Write-off of organization costs .................              --                --           145,741
         Noncash interest expense ........................              --                --           509,652
         Common stock issued for services ................              --                --            11,250
         Changes in operating assets and liabilities:
                     Prepaids, deposits and other assets..        (343,969)            6,195           (29,330)
                     Accounts payable, accrued liabilities
                       and accrued compensation and
                       related expenses ..................         521,642          (268,556)        1,077,034
                     Accrued rent ........................          77,666            (8,874)          240,389
                                                               -----------      ------------      ------------
Net cash used in operating activities ....................      (1,927,491)       (3,300,388)      (12,627,841)

INVESTING ACTIVITIES
Purchases of property and equipment ......................         (19,874)         (994,983)       (2,912,864)
Disposal of property and equipment .......................          47,033                --            47,033
Organization costs .......................................              --                --          (218,601)
Purchase of marketable securities ........................              --       (18,041,672)      (26,393,021)
Sale and maturities of marketable securities .............              --        14,794,225        14,794,225
                                                               -----------      ------------      ------------
Net cash provided by (used in) investing activities ......          27,159        (4,242,430)      (14,683,228)

FINANCING ACTIVITIES
Proceeds from notes payable ..............................         200,000                --         2,132,800
Repayment of notes payable ...............................        (200,000)               --        (1,709,800)
1996 bridge financing ....................................       1,937,500                --         1,937,500
Deferred Offering Costs ..................................        (193,750)                           (193,750)
Repayment of 1996 bridge financing .......................              --                --        (1,937,500)
Payments on capital lease obligations ....................          (7,967)          (30,010)          (48,964)
Proceeds from issuance of preferred stock, net of
  issuance costs .........................................       1,899,341                           9,884,477
Proceeds form issuance of common stock, net of issuance
  costs and repurchases ..................................              (3)        1,850,595        19,615,718
                                                               -----------      ------------      ------------
Net cash provided by financing activities ................       3,635,121         1,820,585        29,680,481
Net increase (decrease) in cash and cash equivalents .....       1,734,789        (5,722,233)        2,369,412

Cash and cash equivalents, beginning of period ...........         203,400         8,091,645                --
                                                               -----------      ------------      ------------
Cash and cash equivalents, end of period .................     $ 1,938,189      $  2,369,412      $  2,369,412
                                                               ===========      ============      ============

AVIGEN, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc. (the "Company") considers necessary for a fair presentation of its financial position as of March 31, 1997 and its results of operations and cash flows for the three and nine months ended March 31, 1996 and 1997. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission.

         Operating results for the three and nine month periods ended March 31, 1996 and 1997, are not necessarily indicative of the results to be achieved for the full fiscal year ending June 30, 1997.

2.  GRANT REVENUE

         Revenue consists of revenue from grants which are recognized in accordance with the terms of the related agreements.

3.  NET LOSS PER SHARE

         Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the period commencing 12 months prior to the initial filing of the Company's initial public offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods prior to March 31, 1996 (using the treasury stock method for stock options and warrants and the if-converted method for preferred stock). Net loss per share calculated on this basis was ($0.26) for three months ended March 31, 1996 and ($0.71) for the nine months ended March 31, 1996.

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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no impact on the Company from the adoption of Statement No. 128.

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

         Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At March 31, 1997, the Company had an accumulated deficit of $16.2 million.

RESULTS OF OPERATION

Three months ended March 31, 1996 and 1997

         Grant revenue increased from approximately $15,000 for the three month period ended March 31, 1996 to approximately $98,000 for the three month period ended March 31, 1997. Grant revenue consisted of reimbursements under a NIH grant. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

         The Company's research and development expenses increased from approximately $745,000 for the three month period ended March 31, 1996 to approximately $1.1 million for the three month period ended March 31, 1997. The increase from 1996 to 1997 was due primarily to the increased number of personnel and associated expenses.

         General and administrative expenses increased from approximately $168,000 for the three month period ended March 31, 1996 to approximately $582,000 for the three month period ended March 31, 1997. The increase from 1996 to 1997 was primarily due to increased personnel and associated expenses.

         Interest income (expense) increased from approximately ($19,000) for the three month period ended March 31, 1996 to approximately $208,000 for the three month period ended March 31, 1997. The increase was due primarily to the interest earned from the investment by the Company of the proceeds from its initial public offering in May, 1996.

Nine Months Ended March 31, 1996 and 1997

         Grant revenue increased from approximately $87,000 for the nine month period ended March 31, 1996 to approximately $98,000 for the nine month period ended March 31, 1997. Grant revenue consisted of reimbursements under a NIH grant. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

         The Company's research and development expenses increased from approximately $1.9 million for the nine month period ended March 31, 1996 to approximately $2.6 million for the nine month period ended March 31, 1997. The increase from 1996 to 1997 was due primarily to the increased number of personnel and the associated expenses. The Company expects research and development spending to increase significantly over the next several years as the Company expands research and product development efforts.

         General and administrative expenses increased from approximately $708,000 for the nine month period ended March 31, 1996 to approximately $1.5 million for the nine month period ended March 31, 1997. The increase from 1996 to 1997 was primarily due to increased personnel, and costs relating to the annual meeting and filings with the Securities and Exchange Commission. General and administrative expenses are expected to increase as the level of the Company's activities increases but to decrease as a percentage of total expenses, with the expansion of the research and development efforts.

         Interest income (expense) increased from approximately ($35,000) for the nine month period ended March 31, 1996 to approximately $534,000 for the nine month period ended March 31, 1997. The increase was due primarily to the investment by the Company of the proceeds from its initial public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

         In May 1996, the Company consummated an initial public offering (the "Offering") of 2,500,000 shares of Common Stock with net proceeds to the Company of approximately $17.7 million, net of expenses. In July 1996, the Company issued 250,000 additional shares of Common Stock in connection with the exercise of the underwriters' over-allotment option. Net proceeds from such sale were approximately $1,850,000.

         Prior to May 1996, the Company financed its operations primarily through private placements of Common Stock and Preferred Stock and a bridge financing which was completed on March 29, 1996, in which the Company issued promissory notes, which were fully paid with the proceeds from the offering and warrants, including placement agent warrants, which expire in May 2001. Through March 31, 1996, the Company had raised approximately $11.0 million, net of financing costs, from the sale of Common Stock and Preferred Stock and approximately $1.9 million from the 1996 Bridge Financing.

         Cash used in operations was $3.3 million for the nine month period ended March 31, 1997 compared to $1.9 million during the period ended March 31, 1996. The change was due primarily to the expansion of the Company's facilities and personnel. During the nine month period, the Company tripled its personnel and completed a 7,000 square foot expansion of its research and development facilities and administrative offices.

         At March 31, 1997, the Company had cash, cash equivalents and investments in marketable securities of approximately $14 million. The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct the research and development activities and preclinical studies and clinical testing of its potential products and to manufacture and market any products that are developed. The Company's facility is approximately 23,000 square feet leased through May 2003. The Company presently anticipates that it will either be able to renew the lease of this facility or find suitable alternate facilities in the same general area without a material disruption of its operations. To the extent the Company decides to develop its own manufacturing facilities, it would require substantial additional capital.

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

         The Company believes that the available cash and cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements for at least the next 12 months. The Company will be required to seek additional funds through public or private financings or collaborative arrangements with corporate partners. Issuances of additional equity securities could result in substantial dilution to stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund its capital requirements would have a material adverse effect on the Company's business.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are included herein:

              Exhibit No.     Description
              11.1            Statement re:  Computation of Net Loss Per Share
              27              Financial Data Schedule

SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AVIGEN, INC.
                                        (Registrant)



Date:  ___________________             ______________________________________
                                                  John Monahan
                                       Chief Executive Officer and President



Date:  ___________________             ______________________________________
                                                Thomas J. Paulson
                                             Vice President Finance,
                                       Chief Financial Officer, and Secretary