Form 10-K
period 1997-06-30
AVIGEN INC \DE
filed 1997-09-29
CIK 932903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997.

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________ .

                         Commission file number 0-28272

                                  AVIGEN, INC.

             (Exact name of registrant as specified in its charter)


                           DELAWARE                                               13-3647113
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer identification No.)


         1201 HARBOR BAY PARKWAY, SUITE 1000, ALAMEDA, CALIFORNIA 94502
              (Address of principal executive offices and zip code)

                                 (510) 748-7150
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 22, 1997, was approximately $32,798,610 based upon the closing sale price of the registrant's Common Stock as reported on the NASDAQ National Market System on such date. The number of outstanding shares of the Registrant's Common Stock as of September 22, 1997 was 7,288,580.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Parts III and IV of this Form 10-K Report: The definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 21, 1997.

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                                                          Page
PART I
       Item 1.    Business...........................................................................
       Item 2.    Properties.........................................................................
       Item 3.    Legal Proceedings..................................................................
       Item 4.    Submission of Matters to a Vote of Security Holders................................

PART II
       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............
       Item 6.    Selected Financial Data............................................................
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................
       Item 8.    Financial Statements and Supplementary Data........................................
       Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.........................................................................

PART III
       Item 10.   Directors and Executive Officers of the Registrant.................................
       Item 11.   Executive Compensation.............................................................
       Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................
       Item 13.   Certain Relationships and Related Transactions.....................................

PART IV
       Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................



Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors."


                                     PART I

RISK FACTORS

  This section briefly discusses certain risks that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other contexts in other sections of this report.

EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

  Gene therapy is a new and rapidly evolving technology. To date, there has been only limited research and development in gene therapy using AAV vectors. The Company is not aware of any gene therapy products which have obtained marketing approval from the United States Food and Drug Administration ("FDA"). Because there is only limited research regarding the safety and efficacy of AAV vectors, the Company believes that clinical trials will proceed more slowly than clinical trials involving traditional drugs and biologics.

  Avigen is at an early stage of development. All of the Company's potential products are in research or early preclinical development. There can be no assurance that the Company's research and development activities will be completed successfully or will support the initiation of clinical trials or that any proposed products will prove to be efficacious or safe. Before obtaining regulatory approval for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the proposed product is safe and efficacious for its intended use. None of the Company's proposed products has been tested in humans. There can be no assurance that the Company will not encounter problems with the clinical trials which will require the Company to delay, suspend or terminate such trials. All of the Company's products in research and development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. Even if successfully developed, there can be no assurance that any potential products will be cleared for marketing by United States or foreign regulatory authorities or that such products can be manufactured at acceptable cost or that any approved products can be successfully marketed. Products resulting from the Company's research and development efforts, if any, are not expected to be commercially available and revenues from the sale of any such products are not expected for at least the next several years.

HISTORY OF LOSSES

  To date, the Company has been engaged in research and development activities and has not generated any revenues from product sales. The process of developing the Company's products will require significant research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company's ability to achieve profitability is dependent, in part, on its ability to successfully complete development of its proposed products, obtain required regulatory approvals and manufacture and market its products directly or through partners. There can be no assurance that the Company will achieve revenues or profitability in the future.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

  The Company will require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company anticipates that its existing capital resources will be adequate to fund its capital needs for at least the next 12 months. The Company's future capital requirements will depend on many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control.

  The Company intends to seek additional funding through public or private equity or debt financing, when market conditions allow. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders may result. There can be no assurance that the Company will be able to enter into such collaborative or financing arrangements on acceptable terms or at all. Without such additional funding, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs.

NEED FOR ESTABLISHMENT OF CORPORATE PARTNER RELATIONSHIPS

  The Company does not currently have a corporate partner relationship with respect to any of its technologies or potential products. Given the very high cost of funding clinical trials and bringing a proposed product through the governmental approval process to the commercial market, the Company believes that successful development and commercialization of its technologies and products will depend in large part on the establishment of one or more such relationships. There can be no assurance that the Company will be able to establish such relationships on favorable terms, if at all. In addition, the failure to raise needed future capital could put the Company at a disadvantage with respect to negotiating favorable terms with such potential corporate partners.

NEED TO OBTAIN RIGHTS TO PROPRIETARY GENES AND TECHNOLOGY

  A number of the gene sequences or proteins encoded by certain of those sequences that the Company is investigating or may use in its products are or may become patented by others. As a result, the Company may be required to obtain licenses to such gene sequences or proteins or other technology in order to test, use or market such products. For example, in connection with its anemia program, the Company anticipates that it may need to obtain a license to a gene for erythropoietin. There can be no assurance that the Company will be able to obtain such a license on terms favorable to the Company, if at all. In connection with the Company's efforts to obtain rights to such gene sequences or proteins, the Company may find it necessary to convey rights to its technology to others.

  The Company has entered into agreements for the license from third parties of certain technologies related to its gene therapy product development programs. Certain of these license agreements provide for the achievement of development milestones at various times beginning in February 1997, which were amended extending the date to December 31, 1997. In the event the Company fails to achieve such milestones or to obtain extensions, certain of the license agreements may be terminated by the licensor with relatively short notice to the Company. Termination of any of the Company's license agreements could have a material adverse effect on the Company's business.

  Some of the Company's gene therapy products may require the use of multiple proprietary technologies. Consequently, the Company may be required to make cumulative royalty payments to several third parties. Such cumulative royalties could be commercially prohibitive. While the Company believes the third parties will be motivated to adjust the royalty structure under such circumstances, there can be no assurance that the Company will be able to successfully negotiate such royalty adjustments.

UNCERTAINTY OF MARKET ACCEPTANCE

  The Company's success is dependent on acceptance of its gene therapy products. The Company believes that recommendations by physicians and health care payors will be essential for market acceptance of its gene therapy products. In the past, concerns have arisen regarding the potential safety and efficacy of gene therapy products derived from pathogenic viruses such as retroviruses and adenoviruses. While the Company's proposed gene therapy products are derived from AAV which is a non-pathogenic virus, there can be no assurance that physicians and health care payors will conclude that the technology is safe. In addition, health care payors can indirectly affect the attractiveness of the Company's proposed products by regulating the maximum amount of reimbursement they will provide for such proposed products. There can be no assurance that the Company's products will achieve significant market acceptance among patients, physicians or third party payors, even if necessary regulatory and reimbursement approvals are obtained. Failure to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

  The production and marketing of the Company's proposed products and its ongoing research and development activities are subject to extensive regulation by governmental authorities in the United States and foreign countries. At the present time, the Company believes that its products will be regulated as biologics by the FDA and comparable foreign regulatory bodies. Gene therapy is, however, a relatively new technology and has not been extensively tested in humans. The regulatory requirements governing gene therapy products are uncertain and are subject to change. No gene therapy products have been approved to date in the United States or any foreign country. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against the Company.

  The Company is currently conducting preclinical studies and is planning clinical trials of its AAV vectors. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act. Satisfaction of such regulatory requirements, which includes satisfying the FDA that the product is both safe and efficacious, typically takes several years or more depending on the type, complexity and novelty of the product, and requires a substantial commitment of resources. The Company may encounter significant delays or excessive costs in its efforts to secure regulatory approvals, particularly because gene therapy is a novel method of treatment and regulatory requirements are evolving and uncertain. Preclinical studies must be conducted in conformance with the FDA's Good Laboratory Practices regulations. Before commencing clinical trials, the Company must submit to and receive FDA authorization of an investigational new drug application ("IND"). There can be no assurance that submission of an IND would result in FDA authorization to commence clinical trials.

  Clinical trials must meet FDA regulatory requirements for Institutional Review Board ("IRB") oversight and informed consent and good clinical practice regulations. The Company has limited experience in conducting preclinical studies and no experience in conducting clinical trials necessary to obtain regulatory approval. There can be no assurance that those clinical trials can be conducted at preferred sites, sufficient test subjects can be recruited or clinical trials will be started or completed successfully in a timely fashion, if at all. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in such trials are being exposed to unacceptable health risks or if it finds deficiencies in the IND or conduct of the investigation. There can be no assurance that the Company will not encounter problems in clinical trials which cause the Company or the FDA to delay, suspend or terminate such trials.

  In addition to the FDA requirements, the National Institutes of Health ("NIH") has established guidelines for research involving recombinant DNA molecules, which are utilized by the Company in its research. These guidelines apply to recombinant DNA research which is conducted at or supported by the NIH. Under current guidelines, proposals to conduct clinical research involving gene therapy at institutions supported by the NIH must be approved by the NIH's Recombinant DNA Advisory Committee.

  There can be no assurance that any product developed by the Company will prove to be safe and efficacious in clinical trials or will meet all of the applicable regulatory requirements necessary to receive marketing approval. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. If regulatory approval is granted for a product, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical trials. Furthermore, approval may require ongoing requirements for postmarketing studies. Even if a product is approved for marketing, the product, its manufacturer and its manufacturing facilities are continuously subject to review and periodic inspections. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

  In order to market its products outside of the United States, the Company also must comply with numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

UNCERTAINTY OF PRODUCT PRICING AND THIRD PARTY REIMBURSEMENT

  The business and financial condition of biotechnology companies such as the Company are affected by the efforts of government and third party payors to contain or reduce the cost of health care through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government control on pricing. In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. While the Company cannot predict whether any legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the Company's ability to raise capital, and the adoption of such proposals could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing its proposed products to the market, there can be no assurance that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

COMPETITION

  The field of gene therapy is new and rapidly evolving, and is expected to undergo significant technological change in the future. The Company believes its primary competitors in the AAV gene therapy market are Genetic Therapy, Inc. (acquired by Sandoz, Ltd.), Genzyme Corporation, and Targeted Genetics Corporation. In addition, competition from fully integrated pharmaceutical companies and other biotechnology companies is expected to increase, particularly as large pharmaceutical companies acquire smaller gene therapy companies. Most of these companies have significantly greater financial resources and expertise than the Company in research and development, preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing, marketing and distribution. One of these companies is supporting clinical studies for use of AAV vectors in the treatment of cystic fibrosis. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product development and marketing. In addition, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

  The Company is aware that other companies are conducting clinical trials and preclinical studies for viral and non-viral gene therapy products. These companies include Cell Genesys, Inc., GeneMedicine, Inc., Systemix, Inc., Viagene, Inc. (acquired by Chiron Corporation) and Vical Incorporated. Avigen believes the primary competitive factors for success in the gene therapy field will be product efficacy, safety, manufacturing capability, the timing and scope of regulatory approvals, the timing of market introduction, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier product commercialization than the Company.

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY; POSSIBLE CLAIMS OF OTHERS

  To date, the Company has filed a number of patent applications in the United States relating to the Company's technologies. In addition, the Company has acquired exclusive and non-exclusive licenses to certain issued patents and pending patent applications. There is no assurance that patents will issue from these applications or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect the Company's technologies.

  The patent application process takes several years and entails considerable expense. The failure to obtain patent protection on the technologies underlying the Company's proposed products may have a material adverse effect on the Company's competitive position and business prospects. Important legal issues remain to be resolved as to the scope of patent protection for biotechnology products, and the Company expects that administrative proceedings, litigation or both will be necessary to determine the validity and scope of its and others' biotechnology products. Such proceedings or litigation may require a significant commitment of the Company's resources in the future. If patents can be obtained, there can be no assurance that any such patents will provide the Company with any competitive advantage. For example, there can be no assurance that others will not independently develop similar technologies, others will not duplicate any technology developed by the Company, or any such patent will not be invalidated in litigation. In addition, two of the Company's patent applications are co-owned with co-inventors. Under the terms of agreements with such co-inventors, the Company has an option to obtain an exclusive, worldwide, transferable, royalty-bearing license for such technology, and is currently in discussions with one of the co-inventors to obtain such a license. In the event the Company is unable to negotiate exclusive rights to such co-owned technology, each co-inventor may have rights to independently make, use, offer to sell or sell the patented technology. Commercialization, assignment or licensing of such technology by a co- inventor could have a material adverse effect on the Company's business, financial condition and results of operations.

  There can be no assurance that third parties will not assert patent or other intellectual property infringement claims against the Company with respect to its products or technology or other matters. There may be third-party patents and other intellectual property relevant to the Company's products and technology which are not known to the Company. Although no third party has asserted that the Company is infringing such third party's patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that the Company would prevail in any such litigation, or that the Company would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. In addition, to the extent outside collaborators apply technological information developed independently by them or by others to the Company's product development programs or apply Avigen's technologies to other projects, disputes may arise as to the ownership of proprietary rights to such technologies.

  The Company also relies on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to its products and technologies. There can be no assurance that these measures will provide meaningful protection of the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the Company will be able to protect its intellectual property successfully.

LACK OF MANUFACTURING AND SALES AND MARKETING EXPERIENCE

  The Company has no experience in, and currently lacks the resources and capability to, manufacture or market any of its proposed products on a commercial basis. In addition, the Company's proprietary process for manufacturing AAV vectors has not yet implemented the FDA's regulations concerning Current Good Manufacturing Practices ("cGMP"). Initially, the Company anticipates that it will be dependent to a significant extent on collaborative partners or other entities for commercial scale manufacturing of its products. In the event the Company decides to establish a commercial scale manufacturing facility, the Company will require substantial additional funds and personnel and will be required to comply with extensive regulations applicable to such facility. There can be no assurance that the Company will be able to develop adequate commercial manufacturing capabilities either on its own or through third parties. In addition, the Company does not anticipate establishing its own sales and marketing capabilities in the foreseeable future. There can be no assurance that the Company will be able to develop adequate marketing capabilities either on its own or through third parties.

DEPENDENCE ON KEY PERSONNEL

  The Company is highly dependent on certain members of its management and research and development staff. The loss of any of these persons could have a material adverse effect on the Company's business. In addition, the Company relies on consultants and advisors to assist the Company in formulating its research and development strategy. Recruiting and retaining qualified technical and managerial personnel will also be critical to the Company's success. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel who generally are in high demand in the pharmaceutical and biotechnology industries. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business. A majority of the Company's scientific advisors are engaged by the Company on a consulting basis and are employed on a full-time basis by employers other than the Company and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to the Company.

SIGNIFICANT PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE

The manufacture and sale of medical products entail significant risk of product liability claims. The Company currently does not carry product liability insurance although it intends to obtain such coverage prior to commencing clinical trials. There can be no assurance that such coverage will be adequate to protect the Company from any liabilities it might incur in connection with the use or sale of the Company's products. In addition, the Company may require increased product liability coverage as additional products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business and results of operations. The Company must indemnify certain of its licensors against any product liability claims brought against them arising out of products developed by the Company under these licenses.

HAZARDOUS MATERIALS

The Company's research and development efforts involve the use of hazardous materials, chemicals and various radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the storage, use, and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations if the Company develops its own commercial manufacturing facility.

CONTROL BY EXISTING STOCKHOLDERS; ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS AND DELAWARE LAW

  The Company's officers, directors and principal stockholders beneficially own approximately 17% of the Company's Common Stock. As a result, such persons may have the ability to effectively control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company. In addition, the Company's Board of Directors have the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be materially adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue shares of Preferred Stock. Furthermore, certain provisions of the Company's Restated Certificate of Incorporation may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Common Stock. In addition, the Company is subject to the provisions of Section 203 of the Delaware General Corporation Law (the "Delaware Law"), an anti-takeover law.

VOLATILITY OF STOCK PRICE

  The Company believes that various factors, including announcements of technological innovations or regulatory approvals, results of clinical trials, announcements of new products by the Company or by its competitors, healthcare or reimbursement policy changes by governments or insurance companies, developments in relationships with corporate partners or a change in securities analysts' recommendations, may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of biotechnology and healthcare companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may materially adversely affect the market price of the Company's Common Stock. Beginning November 19, 1996, contractual restrictions on the sale of approximately 3,646,559 shares of Common Stock otherwise eligible for sale subject to compliance with Rule 144 or Rule 701 expire.


ITEM. 1      BUSINESS


THE COMPANY

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

  AAV Vectors. The Company's gene therapy products are based on gene delivery systems called vectors. AAV vectors are derived from AAV, a common non-pathogenic human virus, and take advantage of the natural efficiency with which viruses deliver genes to cells. To produce an AAV vector, the virus is modified by removing the viral genes and replacing them with genes for therapeutic proteins. The Company believes that AAV vectors combine desirable properties of viral and non-viral vectors and may offer several potential advantages over other gene therapy vectors. These advantages include efficient delivery of genes to both dividing and non-dividing target cells, absence of viral genes that may be responsible for causing an undesirable immune response, in vivo administration to patients, higher levels of gene expression and improved stability allowing AAV vectors to be stored and handled like more traditional pharmaceutical products. Due to the complex replication cycle of the natural virus, AAV vectors have been difficult to produce. Avigen believes that its proprietary manufacturing process will simplify manufacturing and purification and achieve increased yield of high purity AAV vectors.

  In spite of the potential advantages, the use of AAV vectors for gene therapy also presents potential disadvantages. Since the genome of the natural AAV virus is relatively small, the amount of the genetic material that can be included in an AAV vector is limited. Therefore, large genes cannot be delivered by AAV vectors. In addition, in vivo administration of AAV vectors may result in the production of antibodies which may limit the effectiveness of repeat dosing of these vectors. Furthermore, direct administration of AAV vectors may result in their distribution to inappropriate tissues.

  TVI System. The Company's proprietary TVI system utilizes components of AAV to integrate large segments of DNA at a specific location on human chromosome
19. There are 23 pairs of chromosomes in human cells. Integration is essential for certain gene therapy applications where the genes must be passed on to the progeny of the cell. The Company believes gene therapy vectors that integrate at a specific site, such as the site on chromosome 19 where the non-pathogenic AAV normally integrates, will have an increased safety profile relative to vectors that integrate randomly. The Company also believes that the ability to integrate large segments of DNA could lead to gene therapy applications involving the delivery of multiple genes or requiring precise or controllable gene regulation.

  Product Development. Based on encouraging results in animal models, the Company has initiated two preclinical development programs using AAV vectors for the treatment of brain tumors and anemia. Additionally, the Company has a number of research programs and collaborations intended to generate product development candidates for liver and prostate cancer, hemophilia, hyperlipidemia, metabolic storage diseases, hemoglobin disorders and HIV infection. Avigen believes that the number of potential applications for gene therapy will increase significantly as advances are made in the area of genomics. These advances are enabling scientists to link diseases to specific gene defects. As more genes are discovered, the need for improved gene delivery technologies is expected to increase. With the identification of new disease-related genes, the Company believes that its AAV vectors and its TVI system will provide it with significant opportunities for new gene therapy products.

  Corporate Partnering Opportunities. The Company is seeking to develop long-term strategic collaborations with pharmaceutical companies that can provide funding for research and development activities and clinical trials as well as access to complementary technologies, including gene sequences. The Company believes that its broad-based proprietary gene delivery technologies can be used to deliver a number of different genes, giving rise to multiple product and corporate partnering opportunities.

GENE THERAPY BACKGROUND

   Gene therapy is an approach to the treatment of inherited and acquired diseases whereby genes are delivered into patients' cells in order to direct the cells to produce therapeutic proteins. Genes are regions of DNA that contain the instructions that direct cells to produce proteins, one of the basic building blocks of all cells. Each cell in the body has the ability to produce proteins necessary for cellular structure, growth and function. The process that results in protein production by the cell is known as gene expression. By directing the cells to produce proteins, gene therapy offers the opportunity to correct defects or diseases at the molecular level. All gene therapy approaches contain three key components: (i) the vector, (ii) the gene cassette, and (iii) the target cell.

  Vectors. One of the most critical factors for the success of gene therapy products is the development of vectors that can practically, efficiently and safely deliver genes into cells. The process of gene transfer may be accomplished in vivo (by administering the vector directly to patients) or ex vivo (by removing patients' cells and combining them with vector). Viral vectors are derived from naturally occurring viruses. Non-viral vectors are produced by standard recombinant DNA techniques.

  Viral vectors take advantage of the natural efficiency with which viruses transport their own genetic information into cells. Viral vectors are constructed by removing some or all of the viral genes and replacing them with a gene cassette. Viral vectors have been the most extensively studied method of gene delivery, and most gene therapy applications currently undergoing clinical evaluation involve the use of viral vectors. However, viral vectors currently under clinical investigation have limitations which may affect their safety or efficacy. Viral vectors based on retroviruses ("retroviral vectors"), for example, require that target cells be dividing or multiplying to achieve gene delivery. Because most target cells in the body are not dividing or divide very slowly and because retroviruses become rapidly inactivated in the blood, most clinical applications currently under evaluation employing retroviral vectors involve a complex and expensive procedure whereby patient cells are removed and the gene is delivered to these cells ex vivo.

  Another type of viral vector is derived from adenovirus. Adenoviral vectors are capable of efficiently delivering genes to several dividing and non-dividing cell types. However, adenoviral vectors contain and express genes from the naturally occurring virus, and as a result, the body's immune system is triggered following their administration. This immune response is believed to limit the length of time that gene expression can be maintained in the target cell.

  Additional safety issues have been raised by the use of retroviral and adenoviral vectors since both vectors are derived from pathogenic viruses. During the manufacture of these vectors, there is a possibility of generating a small amount of the natural virus. Although considered a low risk, such a possibility necessitates additional costly product testing. In addition, retroviral vectors randomly integrate the gene cassette into the target cell. Any gene therapy approach that involves the random integration of genetic material into the target cell's DNA could, theoretically, cause the activation of another gene involved in the development of cancer or the inactivation of a beneficial gene. It is generally believed that such events would be rare.

  Non-viral vectors are produced by standard recombinant DNA techniques and are delivered to target cells either unmodified ("naked DNA") or combined with lipids (e.g., liposomes) or proteins designed to facilitate the entry of DNA into the cells. Because they have no components derived from viruses, they are perceived to be safer. In addition, non-viral vectors are capable of delivering large segments of DNA to target cells. However, non-viral vectors are relatively inefficient at delivering genes to cells, and in general, have resulted in temporary or low levels of gene expression in target cells.

  In contrast to retroviral and adenoviral vectors, AAV vectors are derived from a non-pathogenic human virus to which the majority of the population has been exposed. In spite of its name, AAV is genetically unrelated to adenovirus. AAV, as it exists in nature, can only reproduce in the presence of another virus. AAV vectors are derived from AAV by removing all of the viral genes and replacing them with an appropriate gene cassette. The Company believes that AAV vectors offer several potential advantages over other viral and non- viral vectors. These advantages include efficient delivery of genes to both dividing and non-dividing target cells, absence of viral genes that may be responsible for causing an undesirable immune response, in vivo administration to patients, higher levels of gene expression and improved stability allowing AAV vectors to be manufactured, stored and handled like more traditional pharmaceutical products. The Company believes that AAV vectors combine the desired properties of viral and non-viral vectors and may offer a safer and more practical alternative to the other gene therapy vectors. Two clinical trials evaluating AAV vectors manufactured by another company for the treatment of cystic fibrosis are currently being conducted.

  Gene Cassette. Packaged inside a gene therapy vector is the gene cassette, containing the gene for a desired therapeutic protein and the control elements which direct protein production by the cell. The design of the gene cassette depends on the therapeutic application. The gene may be a naturally occurring gene for a therapeutic protein (e.g., erythropoietin or factor VIII), one that sensitizes cancer cells to chemotherapy (a "suicide gene") or a man-made gene with novel anti-viral properties. The control elements that regulate expression of the delivered genes are equally important in the success of gene therapy products. Certain control elements permit gene expression in many cell types while other cell-specific control elements direct expression only in a particular type of cell. The Company believes that inclusion of the cell-specific control elements in a gene therapy vector may increase safety in certain gene therapy applications by limiting gene expression to a desired organ or tissue.

  Target Cells. The three major types of cell targets for gene therapy are differentiated cells, cancer cells and stem cells. Differentiated cells constitute the majority of cells in the body, including cells in muscle, heart, skin, brain and liver. The Company's research has demonstrated that AAV vectors are well-suited for gene delivery to specific differentiated cell types. These cell types have limited, if any, capacity to divide or multiply. To be effective in clinical applications involving differentiated cells, a gene therapy vector must be capable of efficiently delivering genes to a sufficiently large number of non-dividing cells to produce appropriate levels of the therapeutic protein. Similarly, for cancer cells, an effective gene therapy vector must be able to efficiently deliver genes to a significant number of cells within a tumor. The Company believes that AAV vectors may be useful for the treatment of several cancer types. Stem cells are cells that give rise to differentiated cells. Bone marrow stem cells, which give rise to the mature red and white cells in the blood, are the most extensively studied stem cell target for gene therapy. To be effective for gene therapy applications involving stem cells, a gene therapy vector must be capable of integrating or inserting its gene cassette into the genome of the stem cell. Therefore, as the stem cells multiply and divide, the gene cassette will be passed on to subsequent generations of cells. The Company believes the shortcomings of current gene therapy approaches limit their applications to stem cells and is developing its TVI system to address these needs.


AVIGEN TECHNOLOGY

 AAV VECTORS

  AAV vectors are emerging as a promising gene delivery system because they combine the efficiency with which viral vectors deliver their DNA to cells with a potential safety profile closer to that of non-viral vectors. A major limitation in the development of clinical applications for AAV vectors has been the lack of an efficient production method. Current methods, in general, result in low yields of AAV vectors and require the input of an infectious virus, most commonly adenovirus, to initiate vector replication. The Company has developed a proprietary manufacturing process which allows for the more efficient production of larger quantities of AAV vectors and does not require the use of an infectious virus, thereby eliminating some potentially harmful contaminants. The Company believes that its process will simplify manufacturing and purification of AAV vectors for clinical trials. In addition, the Company believes that its proprietary process will result in a product that will be safer and, as a result, more commercially viable than AAV vectors produced by commonly employed methods.

 TARGET VECTOR INTEGRATION (TVI) SYSTEM

  The Company's proprietary TVI system utilizes components of AAV to integrate large segments of DNA at a specific location on human chromosome 19. Integration is essential for gene therapy applications where the gene cassette is delivered to a cell which is capable of multiplying and dividing and where the gene cassette must be passed on to the progeny of the cell. In addition, the ability to target integration of a gene cassette to a specific site on a chromosome may increase the predictability of therapeutic protein production and the product safety profile. Delivering large segments of DNA is important for gene therapy applications that require the delivery of several genes or regulatory elements too large to be accommodated in the current generation of gene therapy vectors.

  The Company's TVI system utilizes the AAV ITR and Rep proteins to achieve site-specific integration of DNA segments. The Company believes that no current gene therapy vectors are capable of achieving site-specific integration. Avigen scientists have demonstrated that large segments of DNA attached to an AAV ITR can be targeted for integration into human chromosome 19 in the presence of Rep proteins; however, these results have not been independently verified.

  Development of TVI technology is at an early stage and several issues remain to be addressed. The Company is currently developing methods to incorporate TVI into novel gene therapy vectors for the delivery of genes into target cells. Because several genes and control elements could be incorporated into a single gene therapy vector, the Company believes gene therapy applications could be developed involving precise gene regulation or complex control systems, such as gene activation with orally active drugs (so-called "gene switches"). Initially, the Company is focusing on developing TVI vectors to deliver genes to bone marrow stem cells for the treatment of hemoglobinopathies (sickle cell anemia and beta-thalassemia) and Acquired Immune Deficiency Syndrome ("AIDS").

PRODUCT DEVELOPMENT PROGRAMS

  The Company has selected its product development programs based on experimental data that demonstrate the feasibility of gene delivery to specific target cells. The Company believes that its technologies may be used with several different genes, giving rise to multiple product and corporate partnering opportunities. Avigen believes that further advances in genomics, including the sequencing, mapping and identification of genes linked to diseases, may offer other product opportunities. The following table summarizes the Company's current product development programs:


-----------------------------------------------------------------------------------------------------
                                  AAV VECTOR-BASED GENE THERAPY PROGRAMS
-----------------------------------------------------------------------------------------------------
 PROGRAM                         INDICATION                   TARGET CELL                 STATUS(1)
 -------                         ----------                   -----------                 ------
 Cancer                          Brain Tumors                 Tumor                       Preclinical
                                 Hepatocellular               Tumor                       Research
                                   Carcinoma
                                 Prostate Cancer              Tumor                       Research

 Blood Diseases                  Anemia(2)                    Muscle                      Preclinical
                                 Hemophilia                   Muscle/Liver                Research

 Metabolic Diseases              Hyperlipidemia               Muscle                      Research
                                 Storage Diseases             Muscle                      Research
-----------------------------------------------------------------------------------------------------

                                      TVI-BASED GENE THERAPY PROGRAMS

-----------------------------------------------------------------------------------------------------
  PROGRAM                        INDICATION                TARGET CELL                 STATUS(1)
 --------                        ----------                -----------                 ------
 Blood Diseases                  Anemia(3)                 Bone Marrow Stem            Research
                                                             Cells

 Infectious Diseases             HIV                       Bone Marrow Stem            Research
                                                             Cells
-----------------------------------------------------------------------------------------------------



(1) "Research" indicates activities related to designing, constructing and testing vectors in specific target cell types in order to evaluate gene expression. "Preclinical" indicates in vitro and animal studies to evaluate efficacy, pharmacology and toxicology.

(2) Includes programs utilizing delivery of an erythropoietin gene for the treatment of renal failure, sickle cell anemia and beta- thalassemia.

(3) Includes programs utilizing delivery of a hemoglobin gene for the treatment of sickle cell anemia and beta-thalassemia.

 CANCER

  Avigen has focused on the treatment of cancer as one of its earliest applications of AAV gene therapy. Cancer is currently the second-leading cause of death in the United States with 1.2 million cases diagnosed each year and more than 500,000 deaths annually. Greater than 2.3 million cases are diagnosed each year worldwide. Conventional strategies for treatment of cancer include surgery, radiation therapy and chemotherapy. Potential gene therapy strategies for cancer include the delivery of genes to tumor cells which increase the susceptibility of these cells to the cytotoxic effect of drugs ("suicide gene therapy"), the delivery of genes to tumor cells to enhance their destruction by the body's immune system ("immunotherapy") and the delivery of genes to tumor cells that directly promote cell death. The Company is in the process of developing AAV vectors to treat solid tumors in the brain, liver and prostate.

  Brain Tumors. Primary brain tumors represent a significant health problem with an incidence estimated to be approximately 18,000 new cases annually in the United States. Glioblastoma multiforme ("GBM"), a type of brain tumor, represents 20-30% of all such tumors. Patients with GBM have a particularly grim prognosis, with a median survival rate of approximately ten months after surgery and high-dose radiation. Systemically administered chemotherapy has not significantly increased either survival or quality of life. After recurrence of GBM, the median survival rate is approximately nine months even with treatment.

  In collaboration with investigators in the Department of Neurosurgery at Nagoya University, Japan, the Company has demonstrated the efficacy of AAV vector-based gene therapy for GBM in an experimental animal model. For this initial study, the Company designed and produced an AAV vector containing the gene for the enzyme, thymidine kinase ("TK"). When expressed in dividing cells such as tumor cells, the TK gene renders these cells sensitive to the toxic effect of the FDA-approved antiviral drug, ganciclovir ("GCV"). TK converts the relatively non-toxic GCV into by-product which is toxic to the dividing tumor cells. Following a single injection of an AAV-TK vector into brain tumors arising from human glioma cells implanted in the brains of mice, a significant reduction in tumor size was observed in all animals that also received GCV. In addition, there was evidence of a "bystander effect" whereby tumor cells that did not receive the TK gene but that were in contact with cells that did were also killed. The Company believes that the bystander effect significantly contributes to the efficacy of this therapeutic strategy.

  The Company believes that this approach offers the potential for increased efficacy and decreased toxicity as compared to the systemic administration of chemotherapeutic agents. The AAV vector can be injected directly into the tumor or applied to the surgical field following removal of the tumor. In addition, the toxic by-product of GCV only kills dividing cells, sparing the surrounding non-dividing brain cells, and is produced only in response to the systemic administration of GCV. Therefore, the Company believes that potential side effects can be reduced or eliminated by controlling the administration of GCV.

  Clinical trials are currently being performed by investigators at several academic institutions in collaboration with another gene therapy company to evaluate suicide gene therapy using retroviral vectors to deliver the TK gene. However, since retroviral vectors generally are ineffective when administered directly into the body, these protocols involve the delivery of mouse cells that produce the retroviral vectors into the brains of patients. The Company believes that its AAV vector approach offers a safer and potentially more effective alternative with greater potential for commercialization.

  The Company is also investigating the utility of combining the suicide gene strategy with immunotherapy. The Company through its collaborators at Nagoya University has demonstrated that AAV vectors can be used to deliver and achieve the simultaneous expression of both the TK gene and an immunostimulatory lymphokine gene in tumor cells in vitro. The Company's collaborators are currently evaluating the effects of using AAV vectors to deliver the genes for immunostimulatory factors to mice with experimentally-induced brain tumors. The Company believes that this combined approach may increase the efficacy and the potential utility of AAV vectors for the treatment of brain tumors.

  Hepatocellular Carcinoma. Hepatocellular carcinoma, or liver cancer, is among the most common form of cancer worldwide. Based on industry sources, the Company believes that there are over 10,000 new cases of liver cancer in the United States each year. Current therapeutic modalities include surgical resection, regional chemotherapy or tumor embolization. Long-term survival rates are poor.

  An Avigen collaborator and scientific advisor at the University of California, San Francisco ("UCSF") has demonstrated that AAV vectors can deliver the TK gene to human hepatoma cells in tissue culture and sensitize them to the toxic effects of GCV. In addition, those studies employed a hepatoma-specific promoter which restricted expression of the TK gene to hepatoma cells. This collaborator is currently evaluating the efficacy of the Company's AAV-TK vectors in animal models of hepatoma. As part of this collaboration, the Company has also constructed and produced an AAV vector containing both the TK gene and the gene for the immunostimulatory lymphokine, interleukin-2 ("IL-2"), under control of the hepatoma-specific promoter. It is believed that the inclusion of IL-2 may increase the effectiveness of this approach by initiating a systemic immune response to the tumor. Residual tumor can then be eliminated by the administration of GCV.

  Prostate Cancer. Prostate cancer is the most common cancer among American men and is second only to lung cancer as a cause of male cancer deaths. The American Cancer Society has estimated that there will be 300,000 cases diagnosed in the United States in 1997 and 40,000 deaths. Currently, prostate cancer is responsible for about 3% of all deaths in men over 55 years of age. Because the incidence of prostate cancer increases more rapidly with age than any other form of cancer and the average age of American men is rising, the number of United States patients with prostate cancer is expected to rise steadily over the next decade.

  Present therapy for prostate cancer depends on the stage or extent of disease at the time of diagnosis. Until recently, the diagnosis of prostate cancer was generally made by the detection of a nodule or mass on routine rectal examination or during evaluation for difficulty with urination. The development of sensitive blood tests to detect prostate cancer and the utilization of sonogram detection systems have increased the diagnosis of prostate cancer, particularly in individuals with early stage disease. Approximately 50% of patients are diagnosed when the disease is still localized to the prostate. Such patients generally have the option of surgical removal of the prostate or externally applied radiation therapy. Although either of these treatment options results in long-term survival rates equal to or approaching age-matched individuals without prostate cancer, these costly procedures may result in significant treatment-related side effects, including impotence, urinary incontinence and even death. Some clinicians recommend no treatment in older patients because of the morbidity and cost.

  The Company is pursuing gene therapy as a treatment for early stage prostate cancer. The Company's AAV vectors are well suited for treatment of prostate cancer because prostate tumor cells divide extremely slowly and tumors are frequently localized to a particular site. In addition, prostate tumors can be easily accessed by direct injection.

  In collaboration with investigators at Baylor College of Medicine, the Company is evaluating the use of AAV vectors for the treatment of prostate cancer. These investigators have demonstrated that following injection of an AAV vector containing a "marker" gene directly into the prostate in mice, expression of the marker protein is observed within the prostate epithelium. Recently, they have also developed a model of prostate cancer in mice. Currently, these investigators are evaluating the antitumor effects of direct injection of an AAV vector containing the TK and IL-2 genes into these tumors. They are also developing other strategies using AAV vectors containing tumor suppressor genes. These vectors will incorporate a prostate-specific promoter designed to limit gene expression to the prostate cells.

 Blood Diseases

  Anemia. Anemia results from a variety of inherited and acquired conditions resulting in a reduction of the number of red blood cells and hemoglobin, the red blood cell protein that carries oxygen. In the case of sickle cell anemia and beta-thalassemia, two inherited diseases, anemia results from the production of inadequate or abnormal hemoglobin molecules. In acquired cases such as renal failure, AIDS or as the result of the administration of chemotherapy for cancer, anemia is generally due to the inadequate production of red blood cells.

  Erythropoietin ("EPO") is the protein produced by the kidney that stimulates cells in the bone marrow to produce red blood cells and is involved in the production of hemoglobin. Recombinant human EPO, a drug first developed by Amgen, Inc., is administered several times a week by injection for the treatment of anemia secondary to renal failure, AIDS or chemotherapy. Currently, there are approximately 140,000 renal failure patients receiving dialysis in the United States and an equivalent number in Europe. It is estimated that about 85,000 renal failure patients receiving dialysis are presently receiving EPO worldwide. In addition, it is estimated that approximately 50,000 AIDS patients are also currently being treated with EPO. The incidence of anemia in the approximately 1 million cancer patients in the United States is estimated at 14%, providing a potential additional 140,000 patients who also may be candidates for EPO therapy.

  There are an estimated 60,000 patients with sickle cell anemia in the United States. The Company believes that there are approximately 8,000 to 10,000 cases of beta-thalassemia in the United States. Currently, there is no effective and widely available therapy for beta-thalassemia and sickle cell anemia. Studies in animals and clinical trials in a small number of patients suggest that administration of large doses of EPO, either alone or in combination with other agents, in certain individuals with beta-thalassemia and sickle cell anemia can increase the production of functional hemoglobin molecules and perhaps ameliorate the symptoms of disease.

  Avigen scientists have demonstrated that biologically active levels of EPO can be achieved in mice following a single intramuscular administration of an AAV vector containing a gene for human EPO. Mice treated in this study showed a dose-dependent increase in the amount of EPO in their serum and a proportional increase in red blood cells. In this ongoing study, increased EPO levels and red blood cell production have persisted undiminished for greater than five months. The results of this study have not been independently verified. Preclinical studies are currently planned to evaluate the efficacy of intramuscularly administered AAV vectors containing the EPO gene in animal models of renal failure and beta-thalassemia.

  The Company is also developing a separate approach for the treatment of sickle cell anemia and beta-thalassemia by delivering normal hemoglobin genes to patients' defective bone marrow stem cells using TVI technology. Company scientists are developing vectors to deliver large regions of the hemoglobin gene "locus," containing the hemoglobin gene and the surrounding control regions, for integration into human chromosome 19. All current applications for treating bone marrow cells involve removing cells from the body. The Company believes that potential treatments arising from this work will involve exposure of patients' bone marrow stem cells ex vivo employing currently available clinical procedures. The Company has entered into a collaboration with Children's Hospital Los Angeles and Children's Hospital Oakland Research Institute to develop an animal model for sickle cell anemia which will be useful for testing vectors which incorporate the TVI system for the treatment of this disease.

  Hemophilia. Hemophilia is a hereditary disorder characterized by the decrease or absence of clotting factor activity in the plasma. The most common forms are caused by a defect or deficiency in protein coagulation factor VIII ("hemophilia A") or factor IX ("hemophilia B"). Approximately 10,000 individuals, mostly male, are treated for hemophilia A and about 2,800 individuals are treated for hemophilia B in the United States. Worldwide, there are about 80,000 hemophiliacs. Patients with either disease experience acute and often life-threatening bleeding episodes and can also suffer joint deformities from repeated bleeding into joints. Depending on the severity of disease, treatment consists of either intermittent or chronic administration of clotting factor which has either been purified from plasma or, more recently, is in the form of a recombinant DNA-derived protein. Transmissions of viral agents have been significantly reduced with the increased use of highly purified or recombinant clotting factors.

  The Company believes that AAV vectors may be useful to deliver the genes for factor VIII or factor IX and achieve long-term expression in vivo. The Company intends to initiate collaborations to evaluate the use of AAV vectors to deliver the gene for factor VIII to muscle or liver in animals. In addition, the Company intends to initiate parallel animal studies to evaluate the use of AAV vectors to deliver the gene for factor IX.

 Metabolic Diseases

  Hyperlipidemia. Disorders of lipid metabolism contribute to a number of common human diseases. Hyperlipidemia, characterized by elevation of cholesterol or triglycerides in the blood, is a risk factor for atherosclerosis which leads to heart attacks, strokes and peripheral vascular disease. Elevation of triglycerides ("hypertriglyceridemia") often accompanies diabetes and may contribute to the acceleration of atherosclerosis observed in that patient population. In addition, high triglyceride levels, resulting from an underlying genetic disease, can also lead to life-threatening pancreatitis, which is frequently unresponsive to current therapies.

  Treatment of elevated lipids has been shown to decrease the risk of atherosclerosis. There is evidence that elevated triglycerides, particularly in combination with low HDL cholesterol ("good cholesterol") in the blood is a substantial risk factor associated with coronary artery disease. While dietary control and exercise are important methods to treat high cholesterol, many individuals do not achieve adequate results with these conservative measures. Drug therapy for high cholesterol has been successful at reducing the complications of atherosclerosis. Although drugs to lower blood triglycerides are widely available, medical management of this condition is often problematic and treatment regimens are often poorly tolerated by patients. The lack of a uniformly effective therapy for hypertriglyceridemia provides a rationale for development of novel, alternative treatments, including gene therapy.

  Deficiency of the enzyme lipoprotein lipase ("LPL") is believed to be common in patients with hypertriglyceridemia, and there may be a correlation between decreased expression of LPL, which is normally produced in the muscle and fat, and hypertriglyceridemia. Based on the Company's research demonstrating that AAV vectors efficiently deliver genes to muscle resulting in sustained protein production, the Company is working with a collaborator who intends to conduct studies in animals to evaluate the effectiveness of delivering an AAV vector containing the LPL gene to muscle to lower triglyceride levels.

  Storage diseases. Storage diseases are a diverse set of inherited disorders characterized by a deficiency of one of several proteins that are necessary for the function of cellular lysosomes. Lysosomes are the compartments in all cells that process macromolecules as a part of normal turnover and tissue remodeling. Storage diseases are characterized by abnormal cell function and cell death resulting in a variety of clinical manifestations such as progressive neurologic dysfunction, including mental retardation, enlarged organs or skeletal abnormalities. Gaucher's disease and Tay-Sachs disease are two of the more well-known examples of this class of disease.

  Based on the finding that long-term production of therapeutic proteins can be obtained following the intramuscular injection of an AAV vector containing the relevant gene, the Company has entered into two collaborations to evaluate this approach for the treatment of storage diseases. In collaboration with investigators at The Johns Hopkins School of Medicine, the Company is initiating studies to evaluate gene therapy for the treatment of Pompe's disease. This disease, caused by deficient production of the enzyme, acid maltase, leads to lethal skeletal and cardiac abnormalities in affected individuals. These investigators intend to determine whether, following the intramuscular administration of an AAV vector containing the acid maltase gene, the muscle will produce a sufficient amount of this enzyme to reverse or prevent the manifestations of this disease. In collaboration with an investigator at Childrens Hospital Los Angeles, the Company is currently evaluating a similar approach for the treatment of deficiency of the enzyme alpha-iduronidase (Hurler's disease). Although these conditions are rare, there is currently no available treatment for these devastating diseases. In addition, the Company believes that research on such conditions will benefit the Company's product development efforts because the clinical endpoints are relatively clear and measurable and the results are expected to be sufficiently generalizable to allow for the design of AAV vector gene therapy for several other diseases.

 Infectious Diseases

  HIV. The Center for Disease Control estimates that there are 460,000 cases of AIDS in the United States and 4.5 million cases worldwide. HIV, the cause of AIDS, is spread by a transfer of bodily fluids primarily through sexual contact, blood transfusions, sharing intravenous needles, accidental needle sticks or transmission from infected mothers to newborns.

  The Company is developing vectors incorporating TVI to deliver genes to bone marrow stem cells. These cells can also be used as target cells for the delivery of genes designed to protect blood cells from infection with HIV. As in the case of thalassemia and sickle cell anemia, the Company believes that potential treatments arising from this work will involve exposure of patients' bone marrow stem cells to vector ex vivo. The Company is also participating in a National Cooperative Drug Discovery Grant (NCDDG) program with Johns Hopkins and The University of Alabama at Birmingham to utilize capsid targeted viral inactivation technology for the treatment of AIDS. The NCDDG was recently renewed for a four-year period. An anti-viral effect has been demonstrated in tissue culture for a virus (Moloney murine leukemia virus) related to HIV. The Company holds an exclusive, worldwide, royalty-bearing license to a patent application relating to certain synthetic genes which direct the production of proteins with specific antiviral properties. The Company believes such research may lead to the development of proprietary hybrid genes that can be delivered to bone marrow stem cells using its gene therapy vectors.

CORPORATE PARTNERING STRATEGY

  The Company is actively seeking to develop long-term strategic collaborations with pharmaceutical companies that can provide funding for research and development activities and clinical trials. The Company believes that its technologies are proprietary and broad-based and can be used with several different genes, giving rise to multiple product and corporate partnering opportunities.

  The Company has initiated discussions with a number of pharmaceutical companies in the United States, Europe and Asia. The Company has not entered into any definitive agreements with respect to any corporate partnering arrangements. Avigen's strategy is to contribute both technology and expertise in the gene therapy field while seeking corporate partners who can provide access to complementary technologies, including gene sequences. In addition, the Company intends to rely on corporate partners, licensees or other entities for marketing of its products, when and if such products achieve regulatory approval. There can be no assurance, however, that the Company will be able to reach satisfactory arrangements with such parties or that such arrangements will be successful.

LICENSING AND RESEARCH AGREEMENTS

  Research Corporation Technologies. In May 1992, the Company entered into a license agreement with Research Corporation Technologies, Inc. ("RCT") for rights to a patent and patent application relating to a cell-specific promoter in AAV vectors. The license is exclusive and worldwide. In consideration for the license, the Company paid an initial license fee and issued 247,949 shares of its Common Stock. In addition, the Company is required under the agreement to pay RCT royalties based on net sales of products which utilize the licensed technology, with certain minimum annual royalty payments due beginning in 1999. Avigen must exercise its best efforts to commercially develop, promote and sell products covered by the licensed patent rights, and is obligated to file an IND by the end of 1997 and a product license application or a new drug application by the end of 2000. In the event the Company fails to achieve any of these milestones by their applicable deadlines, the Company has the right to pay RCT additional fees of up to $250,000 to extend certain of the deadlines for specified periods. RCT may terminate the agreement if the Company becomes insolvent or bankrupt or fails to perform any of its obligations under the agreement.

  The Johns Hopkins University. In November 1992, the Company entered into an agreement with The Johns Hopkins University under which it issued an aggregate of 152,702 shares of its Common Stock and agreed to make certain cash payments in exchange for an exclusive, worldwide, royalty bearing license to a patent application relating to certain synthetic genes which direct the production of proteins with specific antiviral properties and which the Company believes may be useful in its infectious disease programs. Under the agreement, Johns Hopkins has control over the prosecution and maintenance of the licensed patent application. The Company is obligated to exercise its best efforts to develop and commercialize products which utilize the subject technology. Under the terms of the agreement, as amended, the Company is required to meet the following development milestones: initiation of large animal studies for a licensed potential product by the end of 1997, submission to the FDA of at least one clinical protocol utilizing a licensed potential product by the end of 1998, initiation of at least one clinical study utilizing a licensed potential product by the end of 1999 and receipt of FDA approval to market a licensed product by the end of 2002. If the

Company fails to perform any of its obligations under the agreement, Johns Hopkins may terminate the agreement upon 60 days' written notice.

  The Company has entered into other exclusive and nonexclusive license agreements with certain research institutions and their representatives. Although specific terms of the licenses vary, all of such licenses require the Company to achieve certain development milestones. In addition, the agreements require Avigen to pay certain license fees and royalties to the licensors. All of the licenses provide for a term which extends for the life of the underlying patent.

  The failure to achieve any required development milestones or to negotiate appropriate extensions of any of the Company's license agreements or to make all required milestone and royalty payments when due and the subsequent decision of any such institution to terminate such license could have a material adverse effect on the Company.

  The Company has also entered into agreements with certain research institutions and corporate entities with respect to its research and development efforts. Under such agreements the Company has provided specific vectors and other materials for research purposes conducted at the direction of a principal investigator. Generally, the agreements also provide that: (i) the Company remains the sole and exclusive owner of the transferred materials; (ii) ownership of improvements will be determined under patent law principles, based upon the parties' relative contributions to the improvements; and (iii) the Company has the right to prosecute patents on jointly-owned improvements. Although specific terms of each agreement vary, the Company is generally granted, with respect to jointly owned improvements, an irrevocable, nonexclusive, royalty-free license and an option to negotiate in good faith an exclusive license at royalty rates to be mutually agreed upon. There can be no assurance that exclusive rights to any such improvements can be obtained on terms acceptable to the Company, if at all. In addition, the Company engages from time to time in discussions with other prospective academic partners regarding potential research and development projects and may, in the future, enter into arrangements in addition to those described above.

University of Manitoba. In February 1994, the Company entered into an agreement with the University of Manitoba for an exclusive, worldwide license to patent applications relating to a prostate-specific promoter for use in gene therapy. On March 20, 1997, the Company ended its license for a prostate cancer gene promoter from the University of Manitoba. Experimental data did not sufficiently support the feasibility of this project to justify paying continuing license fees and patent prosecution costs.

MANUFACTURING

  The Company has developed a proprietary manufacturing process for AAV vectors. The Company believes it currently has the capacity to manufacture AAV vectors in amounts sufficient to conduct clinical trials, but it will be required to implement cGMP policies and procedures prior to manufacturing material for preclinical studies and clinical trials. The Company believes that its manufacturing process will simplify manufacturing and purification and will allow the Company to produce amounts of AAV vector required for clinical trials. The processes used by the Company are new, however, and there can be no assurance that such processes will be feasible or cost-effective.

  Avigen currently does not operate manufacturing facilities for commercial production of its gene therapy products. Avigen's strategy for the manufacture of its gene therapy products may be to enter into alliances with pharmaceutical and other biotechnology companies. In addition, the Company does not have, and has no intention of developing, the facilities necessary to perform cell processing which may be required for TVI. The Company intends to rely on corporate partners or others for such cell processing. There can be no assurance that the Company will be able to negotiate satisfactory arrangements with such parties, that such arrangements will be successful or that its corporate partners will be able to develop adequate manufacturing capabilities for commercial scale production. In the event the Company decides to establish a commercial scale manufacturing facility, the Company will require substantial additional funds and personnel and will be required to comply with extensive regulations applicable to such facility.



GOVERNMENT REGULATION

  The production and marketing of the Company's proposed products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the FDA under the federal Food, Drug, and Cosmetic Act. Biological products, in addition to being subject to certain provisions of this act, are also regulated under the Public Health Service Act. These laws and the regulations promulgated thereunder govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotional practices and import and export of drugs and biological products. In general, the Center for Biologics Evaluation and Research holds primary responsibility for the regulation of biological products and has handled the IND submissions of most gene therapy products to date. At the present time, the Company believes that its products will be regulated as biologics by the FDA and comparable foreign regulatory bodies. Gene therapy is, however, a relatively new technology and has not been extensively tested in humans. The regulatory requirements governing gene therapy products are uncertain and are subject to change. No gene therapy products have been approved to date in the United States or any foreign country.

  Under the NIH Guidelines for Research Involving Recombinant DNA Molecules, clinical protocols involving human gene transfer conducted at institutions receiving NIH funds cannot be initiated without simultaneous submission of information describing the proposed clinical protocol to both NIH/ORDA and the FDA. Submission to NIH/ORDA shall be for registration purposes and determination regarding the necessity of full RAC review and approval/disapproval. Full RAC review of an individual human gene transfer protocol can be initiated by the NIH Director or recommended to the NIH Director by three or more RAC members or other Federal agencies. An individual human gene transfer protocol that is recommended for full RAC review should represent novel characteristics deserving of public discussion. Prior to submission of a human gene transfer experiment to NIH/ORDA, the Principal Investigator must obtain Institutional Biosafety Committee approval from each institution that will handle recombinant DNA material that is to be administered to human subjects and Institutional Review Board approval from each institution in which human subjects will undergo gene transfer.
Submission of human gene transfer protocols to the FDA will be in the form of an IND application. The review process conducted by NIH/ORDA and the FDA is unpredictable and may result in considerable time and expense to the Company.

  The steps required before a new drug, including a biologic, may be marketed in the United States generally include (i) preclinical laboratory tests and preclinical animal studies, (ii) the submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a Product License Application and Establishment License Application ("PLA/ELA") for a biologic and (v) FDA approval of the PLA/ELA prior to any commercial sale or shipment of the biologic. The FDA has proposed regulations that would eliminate the separate requirement for an ELA for certain biotechnology products, including certain recombinant DNA products, that satisfy the regulatory definition of a "well-characterized product." The FDA, however, has indicated that gene therapy products are not considered "well-characterized" at this time.

  Domestic manufacturing establishments are subject to inspections at any time by the FDA and must comply with cGMP regulations enforced by the FDA through its facilities inspection program. Manufacturers of biological products also must comply with FDA general biological product standards. In addition, the Company must obtain a drug manufacturing license from the State of California for any of its products administered to humans, including products intended for clinical trials.

  Preclinical safety studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and, if possible, efficacy of the product. Preclinical studies must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will become automatically effective 30 days after its receipt by the FDA unless the FDA indicates prior to the end of the 30-day period that it does not wish the trials to proceed as outlined in the IND. In such case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

  Clinical trials must be conducted in accordance with FDA's Good Clinical Practice regulations and must be approved by the IRB at the institution where the study will be conducted. The IRB will consider, among other things, safety and ethical issues, proper informed consent of the human subjects, possible issues relating to health care costs and potential liability of the institution. The IRB may require changes in a protocol, and there can be no assurance that an IRB will permit any given study to be initiated or completed.

  Clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I typically involves the initial introduction of the drug into patients primarily to determine the drug's metabolism, pharmacokinetics and pharmacological actions in humans and the side effects associated with increasing doses. Phase II typically involves studies in a limited patient population to (i) determine the efficacy of the drug for specific indications, (ii) determine dosage tolerance and optimal dosage and
(iii) further identify possible adverse effects and safety risks. If the drug is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate efficacy and safety within an expanded patient population typically at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to an unacceptable health risk. FDA regulations also subject sponsors of clinical investigations to numerous regulatory requirements related to, among other things, selection of qualified investigators, proper monitoring of investigations, record keeping and record retention and notice to investigators and FDA of any death or adverse serious reaction. In addition, the FDA may require post marketing clinical studies (Phase IV) which will require extensive patient monitoring and recordkeeping and may result in restricted marketing of the product for an extended period of time.

  The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a PLA/ELA for approval of the manufacture, marketing and commercial shipment of the biologic. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a PLA/ELA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. Moreover, if regulatory approval of a biologic is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for PLA/ELA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, financial resources and effort in the area of production and quality control.

  In accordance with the Orphan Drug Act, the FDA may grant Orphan Drug status to certain drugs intended to treat a "rare disease or condition" defined as a disease or condition which affects fewer than 200,000 people in the United States, or which affects more than 200,000 people for which the cost of developing and marketing the drug will not be recovered from sales of the drug in the United States. An approved Orphan Drug may provide certain benefits including exclusive marketing rights in the United States to the drug for the approved indication for seven years following marketing approval and federal income tax credits for certain clinical trial expenses. The Company believes that some of its future products may qualify for Orphan Drug status but there can be no assurance that such products will receive FDA approval. In addition, there is no assurance that potential benefits provided by the Orphan Drug Act will not be significantly limited by amendment by the United States Congress and/or reinterpretation by the FDA.

  For clinical investigation and marketing outside the United States, the Company is also subject to foreign regulatory requirements governing clinical trials and marketing approval for pharmaceutical products. In Europe, the approval process for the commencement of clinical trials varies from country to country. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

  In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, it could be held liable for any damages that result from accidental contamination or injury and any such liability could exceed the resources of the Company.

PATENTS AND INTELLECTUAL PROPERTY

  Patents and other proprietary rights are important to the Company's business. The Company's policy is to file patent applications and protect technology, inventions and improvements to inventions that are commercially important to the development of its business. The Company also relies on trade secrets, know-how, continuing technology innovations and licensing opportunities to develop and maintain its competitive position.

  The Company has one issued U. S. patent and 6 pending U. S. patent applications, all of which have been foreign filed. Two of the patent applications are co-owned with co-inventors. The Company has one exclusive worldwide license to a patent, an exclusive license to one U. S. patent and three worldwide exclusive licenses to patent applications. The Company also has a non-exclusive license to one U. S. patent. There is no assurance that patents will issue from these applications or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect the Company's technology. The patent application process takes several years and entails considerable expense. In addition, with respect to each of the Company's co-owned patent applications, the Company has an option to obtain an exclusive, worldwide, transferable, royalty-bearing license for such technology, and is currently in discussions with one of the co-inventors to obtain such a license. In the event the Company is unable to negotiate exclusive rights to such co-owned technology, each co-inventor may have rights to independently make, use, offer to sell or sell the patented technology. Commercialization, assignment or licensing of such technology by a co-inventor could have a material adverse effect on the Company's business, financial condition and results of operations. The failure to obtain patent protection on the Company's technologies or proposed products may have a material adverse effect on the Company's competitive position and business prospects.

  The patent positions of pharmaceutical and biotechnology firms are generally uncertain and involve complex legal and factual questions. To date, there has emerged no consistent policy regarding the breadth of claim allowed in biotechnology patents. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed applications for technology covered by the Company's patent applications or that the Company was first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to compounds or processes that block or compete with those of the Company.

  There can be no assurance that third parties will not assert patent or other intellectual property infringement claims against the Company with respect to its products or technology or other matters. There may be third-party patents and other intellectual property relevant to the Company's products and technology which are not known to the Company. A number of the gene sequences or proteins encoded by certain of those sequences that the Company is investigating or may use in its products are or may become patented by others. As a result, the Company may be required to obtain licenses to such gene sequences or other technology in order to test, use or market products that contain proprietary gene sequences or encode proprietary proteins. For example, in connection with its anemia program, the Company anticipates that it may need to obtain a license to a gene for human erythropoietin. There can be no assurance that the Company will be able to obtain this or any other license on terms favorable to the Company, if at all.

  Patent litigation is becoming more widespread in the biotechnology industry. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets owned by the Company, or to determine the scope and validity of proprietary rights of third parties. Although no third party has asserted that the Company is infringing such third party's patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that the Company would prevail in any such litigation, or that the Company would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the outcome is favorable to the Company. In addition, to the extent outside collaborators apply technological information developed independently by them or by others to the Company's product development programs or apply Avigen's technologies to other projects, disputes may arise as to the ownership of proprietary rights to such technologies.

  The Company also relies on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements, and other protective measures to protect intellectual property rights pertaining to its products and technology. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the Company will be able to protect its intellectual property successfully.

PRODUCT LIABILITY INSURANCE

  The manufacture and sale of medical products entail significant risk of product liability claims. The Company currently does not carry product liability insurance, although it intends to obtain such coverage prior to beginning clinical trials. There can be no assurance that such coverage will be adequate to protect the Company from any liabilities it might incur in connection with the sale of the Company's products. In addition, the Company may require increased product liability coverage as products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business and results of operations.

EMPLOYEES

  As of September 22, 1997, the Company had 38 full-time employees, 11 of whom have Ph.D. or M.D. degrees, including 29 employees in research and development, and 9 in general administration and finance. The Company also relies on several part-time employees and consultants. None of the Company's employees is represented by a collective bargaining agreement nor has the Company ever experienced a work stoppage. The Company believes that its relationship with its employees is good.

SCIENTIFIC ADVISORY BOARD

  The Company has established a Scientific Advisory Board, consisting of experts in the field of medicine, genetics and molecular biology, which reviews and evaluates the Company's research programs and advises the Company with respect to technical matters in fields in which the Company is involved. The members of the Scientific Advisory Board are prominent scholars in their field and, as a result, may serve as consultants to a wide variety of companies. The Company's Scientific Advisory Board includes:

  Gary J. Kurtzman, M.D., is Chairman of the Scientific Advisory Board. Dr. Kurtzman serves as Vice President, Research and Development for the Company.

  Jef D. Boeke, Ph.D., is a professor of Molecular Biology and Genetics at The Johns Hopkins University School of Medicine. Dr. Boeke co- invented the capsid targeted viral inactivation technology that provides a basis for Avigen's antiviral product development program. and has authored more than 100 publications.

  Katherine A. High, M.D., is the William H. Bennett Associate Professor of Pediatrics at the University of Pennsylvania and the Director of Research of the Hematology Division at Children's Hospital of Philadelphia. She is an expert in both the basic science and clinical aspects of hemophilia.

  Mark A. Israel, M.D., is Professor of Neurological Surgery and Pediatrics and Director, the Preuss Laboratory of Molecular Neuro-oncology at the University of California, San Francisco. Dr. Israel's research focuses on the molecular and cellular biology of tumors of the nervous system.

  Yuichi Iwaki, M.D., Ph.D., serves as a director of the Company.

  Y. W. Kan, M.D., D.Sc., is the Louis K. Diamond Professor of Hematology at the University of California at San Francisco. He also is an Investigator of the Howard Hughes Medical Institute. Dr. Kan was the 1991 recipient of the Albert Lasker Clinical Medical Research Award and is noted as a leader in the fields of sickle cell anemia and thalassemia.

  Keiya Ozawa, M.D., Ph.D., is a professor of Molecular Biology, Institute of Hematology, at Jichi Medical School in Japan, where he has established a research and preclinical program in gene therapy. Dr. Ozawa is regarded as one of the leading authorities on gene therapy in Japan and is responsible for drafting the Japanese government's gene therapy guidelines.

  Jeffrey M. Rosen, Ph.D., is a professor of Cell Biology at Baylor College of Medicine. Dr. Rosen is an internationally recognized expert in the field of gene expression, and his research focuses primarily on the mechanisms of tissue-specific gene expression in the mammary and prostate glands.




ITEM. 2      PROPERTIES

THE COMPANY

  The Company's facility, located in Alameda, California, is an approximately 23,000 square foot facility leased through May 2003. The Company believes that it will be able to renew the lease of this facility or find suitable alternate facilities in the same general area without a material disruption of its operations. Within the 23,000 square foot facility, the Company completed in October 1996 of a 7,000 square foot expansion of its research and development facilities and administration offices.



ITEM. 3      LEGAL PROCEEDINGS

  (a) No material legal proceedings to which Avigen was a party or of which any of its property was the subject were pending during fiscal 1997.

  (b)    No material legal proceedings were terminated during fiscal 1997.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                     PART II

ITEM. 5      MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

  Shares of the Company's common stock commenced trading in the over-the-counter market on the NASDAQ National Market on May 22, 1996, under the symbol "AVGN".

  The Company has never paid cash dividends and does not anticipate paying cash dividends in the forseeable future.

  The following table sets forth, for fiscal periods indicated, the range of high and low intraday sale prices available for the fiscal year 1996 and 1997.

                     1996                          High                              Low
                     ----                          ----                              ---
    Fourth Quarter (from May 22, 1996)            $13.25                            $6.78

               1997                                High                              Low
               ----                                ----                              ---
      Year End 6/30/97                             $7.375                           $3.25

   As of September 22, 1997, there were approximately 152 holders of record of the Company's Common Stock.

ITEM. 6      SELECTED FINANCIAL DATA


                                                         Fiscal Years ended June 30,
                                                                                                      October 22, 1992 (Inception)
                                              1997                   1996                   1995            to June 30, 1994
                                              (in thousands, except share and per share data)
                                          --------------------------------------------------------------------------------
Statement of Operations Data:
----------------------------

Grant revenue                             $        98            $        87            $       178                   $---

Expenses:
  Research and development                      4,033                  2,550                  2,290                  3,490
  General and administrative                    2,351                  1,102                  1,334                  1,821
                                          -----------            -----------            -----------            -----------
                                                6,384                  3,652                  3,624                  5,311
                                          -----------            -----------            -----------            -----------

Loss from operations                           (6,286)                (3,565)                (3,446)                (5,311)
Interest income (expense) (net)                   710                   (531)                    (8)                   (32)
Other income (expense)                             (2)                    (1)                   189                   --
                                          -----------            -----------            -----------            -----------
Net loss                                       (5,578)           $    (4,097)           $    (3,265)           $    (5,343)
                                                                 -----------            -----------            -----------


Net loss per share                        $      (.77)                    --                     --
                                          ===========            -----------            -----------

Proforma
net loss per share                               --              $      (.80)                  (.62)                  --
                                          -----------            -----------            -----------            -----------

Shares used in per share
calculation                                 7,286,146              5,141,951              5,295,064                   --
                                          ===========            ===========            ===========            ===========

Balance Sheet Data:

Cash, cash equivalents and
   investments in marketable
   securities                                  13,039            $    16,443            $       203            $       244

Working capital                                11,936                 15,364                   (916)                (1,615)

Total assets                                   14,760                 17,532                  1,841                  2,133

Capital lease obligations:
  Current                                         396                     31                      4                      5
  Long-term                                     1,084                    176                    214                     27

Deficit accumulated during
  development stage                           (18,283)               (12,705)                (8,608)                (5,343)

Stockholders' equity                           12,341                 16,027                    184                    (69)

ITEM. 7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


  This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed herein and in "Risk Factors" in Part I.


OVERVIEW

  Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At June 30, 1997 the Company had an accumulated deficit of $18.3 million.

RESULTS OF OPERATIONS

 FISCAL YEARS ENDED JUNE 30, 1995, 1996 AND 1997.

  Grant revenue decreased from $178,000 for the year ended June 30, 1995 to $87,000 for the year ended June 30, 1996, and increased to $98,000 for the year ended June 30, 1997. Grant revenue for 1995, 1996 and 1997 consisted of reimbursements under a NIH grant. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

  The Company's research and development expenses increased from $2.3 million for the year ended June 30, 1995 to $2.6 million for the year ended June 30, 1996, and increased to $4.0 million for the year ended June 30, 1997. The increase from fiscal 1995 to fiscal 1996 was due primarily to increases in personnel in the fourth quarter of 1996. The increase from fiscal 1996 to fiscal 1997 was due primarily to increases in personnel, employee related expenses, outside labs, temporary employees and increases in depreciation expense. The Company expects research and development spending to increase significantly over the next several years as the Company expands research and product development efforts.

  General and administrative expenses decreased from $1.3 million for the year ended June 30, 1995 to $1.1 million for the year ended June 30, 1996 and increased to $2.4 million for the year ended June 30, 1997. The decrease from fiscal 1995 to fiscal 1996 was primarily due to lower personnel and support costs. The increase from fiscal 1996 to fiscal 1997 was due primarily to increases in executive personnel and costs associated with operating as a public company. General and administrative expenses are expected to increase as the level of the Company's activities increases but to decrease as a percentage of total expenses, with the expansion of the research and development efforts.

  Interest expense increased from $33,000 for the year ended June 30, 1995 to $581,000 for the year ended June 30, 1996 and decreased to $70,000 for the year ended June 30, 1997. The increase from fiscal 1995 to fiscal 1996 was due primarily to the Company's bridge financing for the initial public offering.

  Interest income increased from $25,000 for the year ended June 30, 1995 to $50,000 for the year ended June 30, 1996 and increased to $780,000 for the year ended June 30, 1997. The increase from fiscal 1995 to fiscal 1996 was due primarily to the investment of the proceeds of the bridge financing for the initial public offering. The increase from the fiscal 1996 to fiscal 1997 was due primarily to the investment of the proceeds of the initial public offering.

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

  In March 1996, the Company completed the 1996 Bridge Financing in which the Company issued $1,937,500 principal amount of promissory notes (the "Notes") and warrants to purchase 193,750 shares of Common Stock. The Notes accrued interest at the rate of 12% per year and were paid in June 1996 with a portion of the proceeds from the Company's initial public offering. The warrants expire in March 2001. The warrants were assigned a value of $300,000. This amount was reflected as a discount on the Notes and was accreted as additional financing (interest) expense over the term of the Notes. In connection with the 1996 Bridge Financing, the Company paid the placement agent a commission equal to 10% of the gross proceeds and warrants to purchase 19,375 shares of Common Stock. The placement agent warrants expire in May, 2001.

  At June 30, 1997, the Company had cash, cash equivalents and investments in marketable securities of approximately $13 million. The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct the research and development activities and preclinical studies and clinical testing of its potential products and to market any products that are developed. The Company's facility is an approximately 23,000 square foot facility leased through May 2003. The Company believes that it will be able to renew the lease of this facility and find suitable alternate facilities in the same general area without a material disruption of its operations. Within the 23,000 square foot facility, the Company completed in October 1996 with the commencement of a 7,000 square foot expansion of its research and development facilities and administration offices. The construction cost was approximately $500,000. In November 1996, the Company secured a $2 million revolving line of credit with Wells Fargo Bank. In May 1997 the Company secured a $2 million capital lease from which $1.4 million was used as a sale-leaseback of existing equipment and for other leasehold improvements. To the extent the Company decides to develop its own manufacturing facilities, the Company would require substantial additional capital. The Company's cash requirements may vary materially from those now planned because of the results of research, development and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements and the purchase of additional capital equipment.

  The Company believes that the available cash and cash equivalents and short-term investments, will be sufficient to meet the Company's operating expenses and capital requirements for at least the next 12 months. The Company will be required to seek additional funds through public or private financings or collaborative arrangements with corporate partners. Issuances of additional equity securities could result in substantial dilution to stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund its capital requirements would have a material adverse effect on the Company's business.


ITEM. 8      FINANCIAL STATEMENTS

  The financial statements required by this item are set forth beginning at page F1 of this report.


ITEM. 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required is hereby incorporated by reference from the information contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held November 21, 1997 (the "Proxy Statement").

ITEM 11.     EXECUTIVE COMPENSATION

  The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

  The information required by this item is hereby incorporated by reference contained in the Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is hereby incorporated by reference from information contained in the Proxy Statement.


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8K

The following documents are filed as part of this Report on Form 10-K:

(1)      Financial Statements:

         Report of Ernst & Young LLP, Independent Auditors
         Balance Sheets
         Statements of Operations
         Statements of Stockholders' Equity
         Statements of Cash Flows
         Notes to Financial Statements


(2) Financial Statements schedules have been omitted from this report because the information is provided in the Financial Statements or is not applicable.





(3)      Exhibits

 Exhibit
  Number                 Exhibits
  ------                 --------

   3.1*      Amended and Restated Certificate of Incorporation
   3.2*      Restated Bylaws of the Registrant
   4.1*      Specimen Common Stock Certificate
  10.2*o     1993 Stock Option Plan
  10.3*o     1996 Equity Incentive Plan
  10.4*o     Form of Incentive Stock Option Grant
  10.5*o     Form of Nonstatutory Stock Option Grant
  10.6*o     1996 Non-Employee Director Stock Option Plan
  10.7*      Form of Series C Investors' Rights Agreement
  10.8*      Form of Indemnification Agreement between the Registrant and its directors and executive officers
  10.9*      Form of Common Stock Warrant
  10.10*     Form of Series A Preferred Stock Warrant
  10.11*     Form of Series B Preferred Stock Warrant
  10.12*     Form of Series C Preferred Stock Warrant
  10.13*     Form of Series D Preferred Stock Warrant
  10.14*     Form of Series A Preferred Stock Subscription Agreement
  10.15*     Form of Series B Preferred Stock Subscription Agreement
  10.16*     Form of Series C Preferred Stock Subscription Agreement
  10.17*     Form of Unit Purchase Agreement

  10.19*     Form of Bridge Warrant
  10.20*     License Agreement between the Registrant and Research Corporation
             Technologies, Inc., dated May 15, 1992, as amended as of March 21,
             1996 and April 26, 1996
  10.21*     License Agreement between the Registrant and The Johns Hopkins
             University, dated November 23, 1993, as amended as of March 21,
             1996
  10.22*     License Agreement between the Registrant and The University of
             Manitoba, dated February 2, 1994
  10.23*     Form of Underwriters' Warrant
  10.24*     Lease Agreement between Registrant and Redding Management, Inc., dated September 15, 1992, as amended June 30, 1995
  10.25*     Registration Rights Agreement between the Registrant and certain stockholders named therein, dated November 1992
  10.26*     Registration Rights and Transfer Restriction Agreement between the
             Registrant and Research Corporation Technologies, Inc., The
             Indiana University Foundation and Arun Srivastava, dated May 15,
             1992, as amended October 1992
  10.27*o    Employment Agreement dated August 10, 1992, between the Company and John Monahan.
  10.28*o    Employment Agreement dated October 19, 1992, between the Company and Wanda deVlaminck
  10.29o     Employment Agreement dated August 14, 1996, between the Company and Thomas J. Paulson
  10.30o     Employment Agreement dated October 23, 1996, between the Company and Robert M. Maurer
  10.31o     Employment Agreement dated December 13, 1993, between the Company and Gary Kurtzman
  10.32      Revolving line of credit signed November 22, 1996 with Wells Fargo
             Bank
  10.33      Equipment lease dated May 22, 1997 with Transamerica Business
             Credit Corporation
   11.1      Statement re: computation of net loss per share
   23.1      Consent of Ernst & Young LLP, Independent Auditors
   24.1      Power of Attorney (Reference to the signature page herein)
   27.1      Financial Data Schedule

_________________
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
o   Management Contract or Compensation Plan.


(b) The Company has filed no reports on Form 8-K.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated:    September 27, 1996         AVIGEN, INC.

                                        By:
                                           -----------------------------------
                                                    John Monahan, Ph.D.
                                        President, Chief Executive Officer
                                        and Director



                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Monahan and Philip J. Whitcome, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURE                                  TITLE                               DATE
                 ---------                                  -----                               ----
-----------------------------------              President, Chief Executive Officer        September 27, 1997
           John Monahan, Ph.D.                   and Director (Principal Executive
                                                 Officer)

-----------------------------------              Chief Financial Officer                   September 27, 1997
            Thomas J. Paulson

-----------------------------------              Controller (Principal Accounting          September 27, 1997
               Glenn Bauer                       Officer)

-----------------------------------              Chairman of the Board                     September 27, 1997
        Philip J. Whitcome, Ph.D.

-----------------------------------              Director                                  September 27, 1997
          Zola Horovitz, Ph.D.

-----------------------------------              Director                                  September 27, 1997
        Yuichi Iwaki, M.D., Ph.D.

-----------------------------------              Director                                  September 27, 1997
            Richard T. Pratt

-----------------------------------              Director                                  September 27, 1997
      John K.A. Prendergast, Ph.D.

-----------------------------------              Director                                  September 27, 1997
       Lindsay A. Rosenwald, M.D.

-----------------------------------              Director                                  September 27, 1997
           Leonard P. Shaykin



*By:
    ------------------------------
           John Monahan, Ph.D.
            Attorney-in-Fact

                                      INDEX TO FINANCIAL STATEMENTS


                                                                                         Page

Report of Independent Auditors.....................................................

Balance Sheets at June 30, 1997 and 1996...........................................

Statements of Operations for Years Ended June 30, 1997, 1996 and 1995..............

Statements of Stockholders' Equity for Years Ended June 30, 1997, 1996 and 1995....

Statements of Cash Flows for Years Ended June 30, 1997, 1996 and 1995..............

Notes to Financial Statements......................................................

                              FINANCIAL STATEMENTS

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             Years ended June 30, 1997 and 1996 and the period from
                                October 22, 1992
                           (commencement) through June
                             30, 1997 with Report of
                              Independent Auditors

                                  Avigen, Inc.
                          (a development stage company)

                              Financial Statements

             Years ended June 30, 1997 and 1996 and the period from
              October 22, 1992 (commencement) through June 30, 1997





                                    CONTENTS
Report of Independent Auditors  ........................................  1

Audited Financial Statements

Balance Sheets  ........................................................  2
Statements of Operations  ..............................................  3
Statements of Stockholders' Equity  ....................................  4
Statements of Cash Flows  ..............................................  7
Notes to Financial Statements ..........................................  9

               Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders

Avigen, Inc.

We have audited the accompanying balance sheets of Avigen, Inc. (a development stage company) as of June 30, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows each of the three years in the period ended June 30, 1997 and for the period from October 22, 1992 (inception) through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avigen, Inc. at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 and for the period from October 22, 1992 (inception) through June 30, 1997, in conformity with generally accepted accounting principles.





Walnut Creek, California
August 15, 1997

                                  Avigen, Inc.
                          (a development stage company)

                                 Balance Sheets


                                                                                               JUNE 30,
                                                                                      1997                    1996
                                                                                 --------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $  3,407,057            $  8,091,645
                                                                                 --------------------------------------
  Investments in marketable securities                                                9,631,979               8,351,349
Total current assets                                                                 13,039,036              16,442,994

Property and equipment, net                                                           1,651,205               1,053,438
Deposits and other assets                                                                70,112                  35,525
                                                                                 --------------------------------------
Total assets                                                                       $ 14,760,353            $ 17,531,957
                                                                                 ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $    434,422            $    701,885
  Accrued compensation and related expenses                                             116,973                  87,994
  Other accrued liabilities                                                             156,026                 258,265
  Current portion of capital lease obligations                                          395,736                  31,061
                                                                                 --------------------------------------
Total current liabilities                                                             1,103,157               1,079,205

Accrued rent                                                                            231,680                 249,263
Capital lease obligations, less current portion                                       1,084,207                 176,266

Commitments

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 1997 and 1996
  Common stock, $.001 par value, 30,000,000 shares authorized,
     7,288,580 shares issued and outstanding at June 30, 1997;
     7,035,193 shares issued and outstanding at June 30, 1996
                                                                                          7,288                   7,035
  Additional paid-in capital                                                         30,704,202              28,852,767
  Deferred compensation                                                                 (86,849)               (127,453)
  Deficit accumulated during the development stage                                  (18,283,332)            (12,705,126)
                                                                                 --------------------------------------
Total stockholders' equity                                                           12,341,309              16,027,223
                                                                                 --------------------------------------
Total liabilities and stockholders' equity                                         $ 14,760,353            $ 17,531,957
                                                                                 ======================================



See accompanying notes.

                                  Avigen, Inc.
                          (a development stage company)

                            Statements of Operations








                                                                                                 PERIOD FROM
                                                                                               OCTOBER 22, 1992
                                                                                                 (INCEPTION)
                                                         YEAR ENDED JUNE 30,                       THROUGH
                                               1997              1996              1995         JUNE 30, 1997
                                           ------------------------------------------------------------------
 Grant revenue                             $     97,984      $     87,402      $    177,804      $    363,190

 Expenses:
 Research and development                     4,033,221         2,550,377         2,289,881        12,363,320
 General and administrative                   2,351,407         1,101,758         1,333,756         6,608,537
                                           ------------------------------------------------------------------
                                              6,384,628         3,652,135         3,623,637        18,971,857
                                           ------------------------------------------------------------------

 Loss from operations                        (6,286,644)       (3,564,733)       (3,445,833)      (18,608,667)
 Interest expense                               (69,978)         (580,679)          (33,892)         (730,119)
 Interest income                                780,208            49,809            25,313           869,457
 Other (expense) income                          (1,792)           (1,632)          189,421           185,997
                                           ------------------------------------------------------------------
 Net loss                                  $ (5,578,206)     $ (4,097,235)     $ (3,264,991)     $(18,283,332)
                                           ==================================================================

 Net loss per share                        $       (.77)
                                           =============

 Pro forma net loss per share                                $       (.80)     $       (.62)
                                                             ==============================


  Shares used in per share calculation        7,286,146         5,141,951         5,295,064
                                           ================================================



See accompanying notes.

                                  Avigen, Inc.
                         (a development stage company)

                       Statements of Stockholders' Equity

         Period from October 22, 1992 (inception) through June 30, 1997





                                                                                                                 CLASS B
                                                                                                               CONVERTIBLE
                                                             PREFERRED STOCK           COMMON STOCK            COMMON STOCK
                                                          ---------------------   ---------------------- -----------------------
                                                             SHARES     AMOUNT       SHARES      AMOUNT    SHARES      AMOUNT
                                                          -----------  ---------  -----------  --------- ----------  -----------
Balance at October 22, 1992 (inception)                          --        $--            --        $--        --          $--

  Issuance of common stock at $.004 per share in
      November and December 1992                                 --         --        896,062        896       --           --
  Issuance of common stock at $.554 per share from
      January to June 1993 for services rendered                 --         --         20,316         20       --           --
  Issuance of common stock at $.004 to $.222 per
      share from November 1992 to March 1993 for cash            --         --      1,003,406      1,003       --           --
  Issuance of Class B common stock at $.004 per share
      in December 1992 for cash                                  --         --           --         --       90,293           90
  Issuance of Series A preferred stock at $4.43 per
      share from March to June 1993 for cash (net of
      issuance costs of $410,900)                             678,865        679         --         --         --           --
  Issuance of Series A preferred stock at $3.85 per
      share in March 1993 for cancellation of note
      payable and accrued interest                             68,991         69         --         --         --           --
  Issuance of common stock at $.004 per share in
     November 1993 pursuant to antidilution rights               --         --         22,869         23       --           --
  Issuance of Series A preferred stock at $4.43 per
      share from July to November 1993 for cash and
      receivable (net of issuance costs of $187,205           418,284        418         --         --         --           --

  Issuance of Series B preferred stock at $5.54 per
      share in March 1994 for cash (net of issuance
      costs of $34,968)                                       128,031        128         --         --         --           --
      673,904
  Net loss from inception to June 30, 1994                       --         --           --         --         --           --
                                                          -----------  ---------  -----------  --------- ----------  -----------
Balance at June 30, 1994                                    1,294,171      1,294    1,942,653      1,942     90,293           90




                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                                              ADDITIONAL                    DURING THE       TOTAL
                                                               PAID-IN      DEFERRED      DEVELOPMENT     STOCKHOLDERS'
                                                               CAPITAL     COMPENSATION      STAGE           EQUITY
                                                             -----------     ---------    -----------     ------------
Balance at October 22, 1992 (inception)                       $               $    --      $      --      $      --

  Issuance of common stock at $.004 per share in
      November and December 1992                                   4,074           --             --            4,970
  Issuance of common stock at $.554 per share from
      January to June 1993 for services rendered                  11,230           --             --           11,250
  Issuance of common stock at $.004 to $.222 per
      share from November 1992 to March 1993 for cash             54,267           --             --           55,270
  Issuance of Class B common stock at $.004 per share
      in December 1992 for cash                                      310           --             --              400
  Issuance of Series A preferred stock at $4.43 per
      share from March to June 1993 for cash (net of
      issuance costs of $410,900)                              2,595,922           --             --        2,596,601
  Issuance of Series A preferred stock at $3.85 per
      share in March 1993 for cancellation of note
      payable and accrued interest                               265,833           --             --          265,902
  Issuance of common stock at $.004 per share in
     November 1993 pursuant to antidilution rights                    78           --             --              101
  Issuance of Series A preferred stock at $4.43 per
      share from July to November 1993 for cash and
      receivable (net of issuance costs of $187,205            1,665,795           --             --        1,665,795

  Issuance of Series B preferred stock at $5.54 per
      share in March 1994 for cash (net of issuance
      costs of $34,968)                                          637,904           --             --          674,032
  Net loss from inception to June 30, 1994                           --            --       (5,342,900)    (5,342,900)
                                                             -----------    -----------    -----------    -----------
Balance at June 30, 1994                                       5,270,995           --       (5,342,900)       (68,579)

                                  Avigen, Inc.
                         (a development stage company)

                 Statements of Stockholders' Equity (continued)

         Period from October 22, 1992 (inception) through June 30, 1997




                                                                                                       CLASS B
                                                                                                     CONVERTIBLE
                                                          PREFERRED STOCK       COMMON STOCK         COMMON STOCK        ADDITIONAL
                                                       --------------------  ------------------   -------------------     PAID-IN
                                                         SHARES     AMOUNT    SHARES     AMOUNT     SHARES    AMOUNT      CAPITAL
                                                       ----------  --------  --------   --------   --------  --------    ----------
  Issuance of Series C preferred stock at
    $4.87 per share from July 1994 to June 1995
    for cash and receivables (net of issuance
    costs of $259,620).................................   739,655   $  740        -     $   -         -     $   -      $3,344,086
  Issuance of Series C preferred stock at
    $4.87 per share in June 1995 for
    cancellation of notes payable......................    35,500       35        -         -         -         -         172,965

  Net loss.............................................       -        -          -         -         -         -             -
                                                        ---------  -------  ---------   -------  --------   -------    ----------
Balance at June 30, 1995............................... 2,069,326    2,069  1,942,653     1,942    90,293        90     8,788,046
  Issuance of Series C preferred stock at
    $4.87 per share in July 1995 for cash
    (net of issuance costs of $26,000).................    41,042       41        -         -         -         -         173,959
  Issuance of Series D preferred stock at
    $7.09 per share from October 1995 to
    February 1996 for cash (net of issuance
    costs of $25,279)..................................   205,351      205        -         -         -         -       1,430,005
  Issuance of Series D preferred stock at
    $7.09 per share in March 1996 in
    settlement of accounts payable.....................    22,574       23        -         -         -         -         160,027

  Issuance of common stock at $.004 per share
    in March 1996 pursuant to antidilution
    rights.............................................       -        -       17,630        18       -         -              60
  Issuance of stock options in February 1996 in
    settlement of certain accrued liabilities..........       -        -          -         -         -         -         137,396
  Conversion of Class B common stock to common stock...       -        -      231,304       231   (90,293)      (90)         (141)
  Issuance of warrants to purchase common stock
    in connection with 1996 bridge financing in
    March 1996.........................................       -        -          -         -         -         -         300,000

                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                                                                 DURING THE        TOTAL
                                                            DEFERRED             DEVELOPMENT    STOCKHOLDERS'
                                                          COMPENSATION              STAGE          EQUITY
                                                         --------------          -------------  -----------
  Issuance of Series C preferred stock at
    $4.87 per share from July 1994 to June 1995
    for cash and receivables (net of issuance
    costs of $259,620).................................  $        -             $       -       $3,344,826
  Issuance of Series C preferred stock at
    $4.87 per share in June 1995 for
    cancellation of notes payable......................           -                     -          173,000
  Net loss.............................................           -             $(3,264,991)    (3,264,991)
                                                         --------------         -----------     ----------
Balance at June 30, 1995...............................           -              (8,607,891)       184,256
  Issuance of Series C preferred stock at
    $4.87 per share in July 1995 for cash
    (net of issuance costs of $26,000).................           -                     -          174,000
  Issuance of Series D preferred stock at
    $7.09 per share from October 1995 to
    February 1996 for cash (net of issuance
    costs of $25,279)..................................           -                     -        1,430,210
  Issuance of Series D preferred stock at
    $7.09 per share in March 1996 in
    settlement of accounts payable.....................           -                     -          160,050
  Issuance of common stock at $.004 per share
    in March 1996 pursuant to antidilution
    rights.............................................           -                     -               78
  Issuance of stock options in February 1996 in
    settlement of certain accrued liabilities .........           -                     -          137,396
  Conversion of Class B common stock to common stock...           -                     -              -
  Issuance of warrants to purchase common stock
    in connection with 1996 bridge financing in
    March 1996.........................................           -                     -          300,000

                                  Avigen, Inc.
                         (a development stage company)

                 Statements of Stockholders' Equity (continued)

         Period from October 22, 1992 (inception) through June 30, 1996




                                                                                                                   CLASS B
                                                                                                                 CONVERTIBLE
                                                            PREFERRED STOCK               COMMON STOCK           COMMON STOCK
                                                        -----------------------       -------------------     -----------------
                                                          SHARES        AMOUNT          SHARES     AMOUNT     SHARES     AMOUNT
                                                        ----------      -------       ---------    ------     ------     ------
  Conversion of preferred stock to common stock in
    May 196                                             (2,338,293)     $(2,338)      2,355,753    $2,356         --     $   --
  Issuance of common stock at $8.00 per share in
    connection with the May 1996 initial public
    offering (net of issuance costs of $798,414 and
    underwriting discount of $1,500,000)                        --           --       2,500,000     2,500         --         --
  Proceeds from exercise of options in June 1996                --           --           6,178         6         --         --
  Repurchase of common stock                                    --           --         (18,325)      (18)        --         --
  Deferred compensation                                         --           --              --        --         --         --
  Net loss                                                      --           --              --        --         --         --
                                                        ----------      -------       ---------    ------     ------     ------
Balance at June 30, 1996                                        --           --       7,035,193     7,035         --         --
  Issuance of common stock at $8.00 per share in
    July 1996 in connection with the exercise of
    underwriters' over-allotment option (net of
    underwriting discount of $150,000)                          --           --         250,000       250         --         --
  Proceeds from exercise of options                             --           --           3,387         3         --         --
  Amortization of deferred compensation                         --           --              --        --         --         --
  Net loss                                                      --           --              --        --         --         --
                                                        ----------      -------       ---------    ------     ------     ------
Balance at June 30, 1997                                        --      $    --       7,288,580    $7,288         --     $   --
                                                        ==========      =======       =========    ======     ======     ======

                                                                                           DEFICIT
                                                                                        ACCUMULATED
                                                       ADDITIONAL                        DURING THE         TOTAL
                                                         PAID-IN          DEFERRED      DEVELOPMENT     STOCKHOLDERS'
                                                         CAPITAL        COMPENSATION       STAGE           EQUITY
                                                       -----------      ------------    ------------    -------------
  Conversion of preferred stock to common stock in
    May 196                                            $    (1,005)       $      --     $         --     $      (987)
  Issuance of common stock at $8.00 per share in
    connection with the May 1996 initial public
    offering (net of issuance costs of $798,414 and
    underwriting discount of $1,500,000)                17,699,086               --               --      17,701,586
  Proceeds from exercise of options in June 1996             2,793               --               --           2,799
  Repurchase of common stock                                   (63)              --               --             (81)
  Deferred compensation                                    162,604         (127,453)              --      (4,097,235)
  Net loss                                                      --               --       (4,097,235)     (4,097,235)
                                                       -----------      -----------     ------------    ------------
Balance at June 30, 1996                                28,852,767         (127,453)     (12,705,126)     16,027,223
  Issuance of common stock at $8.00 per share in
    July 1996 in connection with the exercise of
    underwriters' over-allotment option (net of
    underwriting discount of $150,000)                   1,849,750               --               --       1,850,000
  Proceeds from exercise of options                          1,685               --               --           1,688
  Amortization of deferred compensation                         --           40,604               --          40,604
  Net loss                                                      --               --       (5,578,206)     (5,578,206)
                                                       -----------      -----------     ------------    ------------
Balance at June 30, 1997                               $30,704,202      $   (86,849)    $(18,283,332)    $12,341,309
                                                       ===========      ===========     ============    ============


See accompanying notes.

                                  Avigen, Inc.
                         (a development stage company)

                            Statements of Cash Flows


                                                                                                                PERIOD FROM
                                                                                                                OCTOBER 22,
                                                                                                                   1992
                                                                                                                (INCEPTION)
                                                                             YEAR ENDED JUNE 30,                  THROUGH
                                                                   1997            1996            1995        JUNE 30, 1997
                                                               ------------    ------------    ------------    ------------
 OPERATING ACTIVITIES
 Net loss                                                      $ (5,578,206)   $ (4,097,235)   $ (3,264,991)   $(18,283,332)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                 558,499         412,107         367,710       1,675,050
      Amortization of deferred compensation
                                                                     40,604          35,151            --            75,755
      Write-off of organization costs                                  --              --           145,741         145,741
      Noncash interest expense                                         --           493,750            --           509,652
      Common stock issued for services                                 --              --              --            11,250
      Changes in operating assets and liabilities:
         Prepaids, deposits and other assets                        (34,587)         11,206           9,869         (70,112)
         Accounts payable, other accrued liabilities and
           accrued compensation and related expenses

                                                                   (340,723)         81,864          75,981       1,004,867
         Accrued rent                                               (17,583)         74,707          82,144         231,680
                                                               ------------------------------------------------------------
 Net cash used in operating activities                           (5,371,996)     (2,988,450)     (2,583,546)    (14,699,449)

 INVESTING ACTIVITIES
 Purchases of property and equipment                             (1,156,266)        (57,241)       (144,299)     (3,074,147)
 Disposal of property and equipment                                    --            47,033            --            47,033
 Organization costs                                                    --              --              --          (218,601)
 Purchase of marketable securities                              (22,513,754)     (8,351,349)           --       (30,865,103)
 Sale of marketable securities                                   21,233,124            --              --        21,233,124
                                                               ------------------------------------------------------------
 Net cash used in investing activities                           (2,436,896)     (8,361,557)       (144,299)    (12,877,694)

 FINANCING ACTIVITIES
  Proceeds from notes payable                                          --           200,000         173,000       2,132,800
  Repayment of notes payable                                           --          (200,000)       (889,800)     (1,709,800)
  Proceeds from 1996 bridge financing                                  --         1,937,500            --         1,937,500
  Payment of bridge financing costs                                    --          (193,750)           --          (193,750)
  Repayment of 1996 bridge financing                                   --        (1,937,500)           --        (1,937,500)
  Payments on capital lease obligations                            (164,670)        (10,684)         (6,640)       (183,624)
  Proceeds from sale-leaseback of equipment                       1,437,286            --              --         1,437,286
  Proceeds from issuance of preferred stock, net of issuance
 costs                                                                 --         1,738,304       3,411,148       9,884,477
  Proceeds from issuance of common stock,
 net of issuance costs and repurchases                            1,851,688      17,704,382            --        19,616,811
                                                               ------------------------------------------------------------
  Net cash provided by financing activities                       3,124,304      19,238,252       2,687,708      30,984,200

                                  Avigen, Inc.
                         (a development stage company)

                      Statements of Cash Flows (continued)


                                                                                              PERIOD FROM
                                                                                               OCTOBER 22,
                                                                                                 1992
                                                                                              (INCEPTION)
                                                               YEAR ENDED JUNE 30,              THROUGH
                                                     1997           1996           1995      JUNE 30, 1997
                                                  -----------    -----------   -----------    -----------
 Net increase (decrease) in cash and cash
   equivalents                                    $(4,684,588)   $ 7,888,245   $   (40,137)   $ 3,407,057
 Cash and cash equivalents, beginning of period     8,091,645        203,400       243,537           --
                                                  -------------------------------------------------------
 Cash and cash equivalents, end of period
                                                  $ 3,407,057    $ 8,091,645   $   203,400    $ 3,407,057
                                                  =======================================================
 SUPPLEMENTAL DISCLOSURE
 Issuance of preferred stock for cancellation
   of accounts payable, notes payable and
   accrued interest                                        $-    $   160,050   $   173,000    $   598,952
 Issuance of stock options for repayment of
   certain accrued liabilities                           --          137,396          --          137,396
 Issuance of warrants in connection with bridge
   financing                                             --          300,000          --          300,000
 Deferred compensation related to stock option
   grants                                                --          162,604          --          162,204
 Purchase of property and equipment under
   capital lease financing                               --             --         193,400        226,281
 Cash paid for interest                                69,978         86,929        33,892        236,369

                                  Avigen, Inc.
                          (a development stage company)


                          Notes to Financial Statements



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Avigen, Inc. (the "Company") was incorporated on October 22, 1992 in Delaware for the purpose of development and commercialization of gene- based therapeutic products.

The Company's activities since inception have consisted principally of acquiring product rights, raising capital, establishing facilities and performing research and development. Accordingly, the Company is considered to be in the development stage.

Since inception, the Company has incurred cumulative net losses of approximately $18.3 million. Management expects to incur additional losses for at least the next several years to continue its research and development activities, fund operating expenses, pursue regulatory approval and build production, sales and marketing capabilities, as necessary. Accordingly, management may seek to raise additional capital as required through the issuance of equity or debt securities or through strategic alliances with other entities.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES



The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities consist principally of available-for-sale government and corporate debt securities with a minimum short-term rating of A1/P1 and a minimum long-term rating of A and with maturities of less than one year. Realized and unrealized gains and losses have been insignificant to the results of operations and financial position of the Company. Total cash, cash equivalents, and marketable securities at cost which approximates fair market value are as follows:



                                                               JUNE 30,
                                                         1997            1996
                                                     ---------------------------
 Cash in banks                                       $ 1,477,058     $    91,645
 Corporate debt securities                             8,360,673      13,353,693
 Federal Home Loan Mortgage Obligations                     --         2,997,656
 U.S. Treasury Notes                                   3,201,305            --
                                                     ---------------------------
                                                     $13,039,036     $16,442,994
                                                     ===========================

GRANT REVENUE

Revenue consists of revenue from grants which are recognized in accordance with the terms of the related agreements.

RESTRICTED CASH

Deposits and other assets include a $69,019 deposit maintained as a deposit for an equipment lease.

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, which range from five to seven years, using the straight-line method.

Leasehold improvements and assets under capital leases are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The adoption of this statement did not have a material effect on the Company's financial statements.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE



Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the period commencing 12 months prior to the initial filing of the Company's initial public offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options and warrants and the if-converted method for preferred stock).

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings (loss) per share and to restate all prior periods. Under the new requirements for calculating primary earnings (loss) per share the dilutive effect of stock options are excluded; however, currently stock options are excluded from the computation as their effect is antidilutive, therefore, there will be no impact on the Company for the adoption of SFAS 128.

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



2. LICENSING AGREEMENTS

The Company has entered into various license agreements with universities and medical research centers for the use of certain technologies related to its gene therapy product development programs. Generally, such agreements require the Company to pay the licensor a royalty on sales of products incorporating the licensed technology. Certain of these agreements require the payment of minimum royalties for specified periods and payments upon the achievement of specified milestones. These agreements are generally cancelable by the Company upon written notice without significant financial penalty, or by the licensor if the Company does not meet development milestones specified in the agreements.

Certain of these license agreements provide for the achievement of development milestones at various times beginning in February 1997. In the event the Company fails to achieve such milestones or to obtain extensions, certain of the license agreements may be terminated by the licensor with relatively short notice to the Company. Termination of any of the Company's license agreements could have a material adverse effect on the Company's business.

The Company entered into an exclusive license agreement for the use of patented technology with Research Corporation Technology ("RCT"). This agreement requires the Company to achieve certain development milestones in order to continue to use the technology. Avigen must exercise its best efforts to commercially develop, promote and sell products covered by the licensed patent rights, and is obligated to file an IND by the end of 1997 and a product license application or a new drug application by the end of 2000. In the event the Company fails to achieve any of these milestones by their applicable deadlines, the Company has the right to pay RCT additional fees of up to $250,000 to extend certain of the deadlines for specified periods. RCT may terminate the agreement if the Company becomes insolvent or bankrupt or fails to perform any of its obligations under the agreement.



3. NOTES PAYABLE

In March 1996, the Company completed a bridge financing pursuant to which the Company issued $1,937,500 principal amount of bridge notes, including $295,000 to certain shareholders and members of the Board of Directors and warrants to purchase 193,750 shares of common stock (see Note 5). The bridge notes were paid, together with interest at the rate of 12% per annum, ten days following the Company's May 1996 initial public offering.

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



4. COMMITMENTS

LEASES



The Company leases its facility under a noncancelable operating lease agreement. The lease agreement has variable payment terms; however, the Company is recognizing rent expense on a straight-line basis over the life of the lease. The lease expires in May 2003. The Company also has entered into various capital leases for property and equipment. In May 1997, the Company completed a sale-leaseback transaction for a portion of its property and equipment. The property and equipment was sold at net book value; therefore, no gain or loss was recognized from this transaction. The Company secured a $2 million capital lease of which $1.4 million was used for this transaction, therefore, $600,000 is available for future financing as of June 30, 1997. Future minimum lease payments are as follows:



                                                          CAPITAL       OPERATING
                                                          LEASES          LEASE
                                                      --------------------------
Year ending June 30:
1998                                                  $   621,461        419,250
1999                                                      621,461        419,250
2000                                                      642,826        419,250
2001                                                         --          419,250
2002                                                         --          419,250
Thereafter                                                   --          367,080
                                                      --------------------------
Total minimum lease payments                            1,885,748    $ 2,463,330
                                                                     ===========
Less amount representing interest                        (405,805)
                                                      -----------
Present value of minimum lease payments                 1,479,943
Less current portion of capital lease obligations        (395,736)
                                                      -----------
Long-term capital lease obligations                   $ 1,084,207
                                                      ===========



Rent expense for fiscal year 1997 was $398,206 ($377,378 in 1996 and $342,361 in 1995).

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)


4. COMMITMENTS (CONTINUED)


LINE OF CREDIT

On November 22, 1996, the Company secured a revolving line of credit with available funds of $2,000,000 and interest equivalent to prime rate. As of June 30, 1997, no amounts have been drawn from these available funds. This line of credit expires on September 30, 1997.


5. STOCKHOLDERS' EQUITY

COMMON STOCK

In May 1996, the Company consummated an initial public offering of 2,500,000 shares of common stock which raised approximately $17.7 million, net of expenses.

In May 1996, in contemplation of the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation to effect a one for 4.43 reverse stock split of all outstanding shares of common stock, preferred stock, stock options and warrants. All shares and per share data in the accompanying financial statements have been adjusted retroactively to give effect to the reverse stock split. The Amended and Restated Certificate of Incorporation also reduced the authorized stock of the Company such that the Company is authorized to issue 5,000,000 shares of $.001 par value "blank check" preferred stock, and 30,000,000 shares of $.001 par value common stock.

CLASS B COMMON STOCK

In July 1995, upon the receipt by the Company of cumulative capital contributions of $10,000,000 from the date of incorporation, the Class B common stock outstanding at June 30, 1995 automatically converted into 231,304 shares of common stock equal to 5% of the fully diluted capitalization of the Company as such date.

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



5. STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS

At June 30, 1997, the Company had outstanding warrants to purchase shares of common stock as follows (see Note 7 for a description of warrants issued to related parties):



               SHARES              EXERCISE PRICE                  EXPIRATION DATE
               ------              --------------                  ---------------
              115,482               $      4.87                  March 1998-November 1998
              78,065                $      5.36                  June 2000-September 2005
              14,548                $      6.11                  March 1999
              193,750               $      6.40                  March 2001
              19,375                $      7.04                  March 2001
              4,513                 $      7.09                  November 2005
              45,272                $      7.80                  March 2001
              250,000               $      9.60                  May 2001
              ------                ----------------             ------------------------
              721,005               $      4.87-9.60             March 1998-November 2005
              ======                ================             ========================

The warrants to acquire 193,750 shares of common stock at an exercise price of $6.40 were issued in connection with a bridge financing transaction ("the bridge warrants"). The bridge warrants were assigned a value of $300,000 which was reflected as a discount on the bridge notes and was accreted as additional financing (interest) expense over the term of the bridge notes.

STOCK OPTION PLANS

In October 1993, the Company established a stock option plan (the "1993 Plan") under which incentive and nonqualified stock options may be granted to key employees, directors and consultants of the Company to purchase up to 338,600 shares of common stock. Under the 1993 Plan, options may be granted at a price per share not less than the fair market value at the date of grant as determined by the Board of Directors. In May 1996, the 1993 Plan was superseded by the 1996 Stock Option Plan.

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



5. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

In May 1996, the Company established a Stock Option Plan ("1996 Plan") which provides for grants of options to employees, directors and consultants of the Company to purchase up to 600,000 shares of common stock. Under the 1996 Plan, options may be granted at a price per share not less than the fair market value at the date of grant. Options granted generally have a maximum term of 10 years from the grant date and become exercisable over four years. Option activity under the 1993 and 1996 Plans was as follows:



                                                        OUTSTANDING         WEIGHTED
                                                          OPTIONS            AVERAGE
                                                       EXERCISE PRICE     EXERCISE PRICE
                                           OPTIONS         RANGE           PER SHARE
                                        ------------------------------------------------
Outstanding at June 30, 1994                 63,204     $ .44                $  .44
  Granted                                   115,237       .44 - .66             .44
  Canceled                                  (16,930)      .44                   .44
                                            -------
Outstanding at June 30, 1995                161,511       .44 - .66             .44
  Granted                                   193,476       .44 - .71             .53
  Canceled                                  (65,611)      .44 - .66             .46
 Exercised                                   (6,178)      .44 - .49             .46
                                            -------
Outstanding at June 30, 1996                283,198       .44 - .71             .52
  Granted                                   551,127      3.63 - 4.00           3.86
  Canceled                                   (4,066)      .44 - 3.38            .94
 Exercised                                   (3,387)      .44 - .71             .50
                                            -------
Outstanding at June 30, 1997                826,872       .44 - 4.00           1.94
                                            =======


                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



5. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

In July 1995, the Company granted a board member an option to purchase 515,248 shares of common stock at $0.49 per share, exercisable for five years from the date of grant. The shares vest in equal monthly installments over thirty-six months. The shares issuable upon exercise of such option may be issued prior to vesting but such shares are subject to repurchase at the original price per share upon termination of services to the Company. Such grant was made outside of the 1993 and 1996 Plans.

In March 1996, the Board of Directors adopted and in April 1996 the stockholders approved the 1996 Equity Incentive Plan (the "Incentive Plan") and reserved 600,000 shares of common stock for issuance thereunder. The Incentive Plan provides for grants of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights to employees and consultants of the Company. No options, restricted stock awards, stock bonuses or stock appreciation rights have been granted under the Incentive Plan.

In March 1996, the Board of Directors adopted and in April 1996 the stockholders approved the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") and reserved 200,000 shares of common stock for issuance under the Directors' Plan. The Directors' Plan provides for automatic grants of options to purchase shares of common stock to non-employee directors of the Company. The Directors' Plan was effective upon the closing of the initial public offering. As of June 30, 1997, options to purchase 35,000 shares of common stock at $6.00 per share, exercisable for five years from the date of grant have been granted under the Directors' Plan. At June 30, 1997 none of these option grants are exercisable.

                                  Avigen, Inc.
                          (a development stage company)

                    Notes to Financial Statements (Continued)



5. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The following table summarizes information with regard to stock options outstanding at June 30, 1997:





                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                          ----------------------------------------------------------------------------
                                         WEIGHTED
                                         AVERAGE          WEIGHTED                          WEIGHTED
                                        REMAINING          AVERAGE                          AVERAGE
   RANGE OF EXERCISE                   CONTRACTUAL         EXERCISE                        EXERCISE
       PRICES             SHARES          LIFE              PRICE          SHARES            PRICE
------------------------------------------------------------------------------------------------------
$  .44 - .71             791,462          8.03              $.51           508,500         $.51
3.38 - 3.88              386,658          9.24              3.62           56,773          3.62
4.00 - 6.00              199,000          9.39              4.35           20,499          4.00
                       ---------                                          -------
                       1,377,120                                          585,772
                       =========                                          =======

At June 30, 1997, 49,342 options were available for future grant under the 1996 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:



                                                     1996                 1997
                                                   --------             --------
                 Expected volatility               .8448                .8448
                 Risk free interest rate            6.05%                6.44%
                 Life of options in years             5                     5
                 Expected dividend yield             --                    --


The weighted-average grant-date fair value of options granted during 1997 and 1996 was $2.72 and $.37, respectively.

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



5. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):



                                                         YEAR ENDED JUNE 30
                                                        1997            1996
                                                     ----------------------------
Net loss - as reported                               $  (5,578)       $  (4,097)
Net loss - pro forma                                    (5,920)          (4,187)
Net loss per share - as reported                          (.77)           (1.13)
Net loss per share - pro forma                            (.81)           (1.16)

Because SFAS 123 is applicable only to options granted subsequent to June 30, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

For certain options granted during 1996, the Company recognized as deferred compensation the excess of the deemed value for financial reporting purposes of the common stock issuable upon the exercise of such options over the aggregate exercise price of such options. Total deferred compensation of $162,604 is being amortized over the vesting period for such options.





6. BALANCE SHEET DETAIL

Accrued liabilities consist of the following:



                                                                 JUNE 30
                                                           1997           1996
                                                         -----------------------
                 Accrued consulting fees                 $ 74,836       $ 66,500
                 Accrued license fees                      75,001         83,753
                 Other                                      6,189        108,012
                                                         -----------------------
                                                         $156,026       $258,265
                                                         =======================

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



6. BALANCE SHEET DETAIL (CONTINUED)



Property and equipment consist of the following:



                                                      JUNE 30
                                                 1997           1996
                                             --------------------------
Leasehold improvements                       $ 1,116,109    $ 1,116,109
Office equipment                                    --           79,654
Furniture and fixtures                              --           33,120
Laboratory equipment                                --          637,692
Leasehold improvements under capital lease       484,560           --
Office equipment under capital lease             126,772           --
Furniture under capital lease                    143,061         32,881
Laboratory equipment under capital lease       1,378,616        193,400
                                             --------------------------
Property and equipment                         3,249,118      2,092,856
Accumulated depreciation and amortization     (1,597,913)    (1,039,418)
                                             --------------------------
                                             $ 1,651,205    $ 1,053,438
                                             ==========================

Accumulated amortization of assets under capital leases was $745,222 and $66,418 at June 30, 1997 and 1996, respectively.



7. RELATED PARTY TRANSACTIONS

As part of its continuous program of research an development, the Company retains consultants to consult with and advise the Company. Certain of the consultants are holders of the Company's common stock or options to purchase common stock. Consulting expenses relating to these stockholders and option holders were $174,000, $275,000, and $275,000, for the years ended June 30, 1997, 1996 and 1995, respectively. The amounts payable to these consultants at June 30, 1997 and 1996 were $74,836, and $66,500 and respectively.

In fiscal year 1997, the Company paid a board member $67,000 for consulting services and $150,000 for compensation related to services performed for the Company.

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



7._RELATED PARTY TRANSACTIONS (CONTINUED)

A stockholder and director of the Company (the "Director") is an officer and sole stockholder of Paramount Capital (the "Placement Agent"). In connection with various preferred stock offerings, the Placement Agent received commissions and expense reimbursements of $814,885, and warrants to purchase up to 91,415 shares of common stock at exercise prices ranging from $4.87 to $7.04 (see Note 5).

During fiscal year ended June 30, 1996, entities managed by the Director and another member of the Board of Directors loaned the Company $200,000 which was repaid in December 31, 1996. In connection with these agreements, the Company issued warrants to purchase 4,513 shares of common stock with an exercise price of $7.09 per share (see Note 5).

The Director has personally guaranteed the Company's lease on the office and laboratory facilities (see Note 4).

The Company has entered into non-exclusive agreements with Maxzen Medical Technologies ("Maxzen") for the purpose of identifying potential investors in Japan. A director of the Company is affiliated with Maxzen. Under the terms of the agreements, Maxzen receives commissions, payable in cash and warrants, determined based on investments in the Company initiated by Maxzen. Through June 30, 1997, Maxzen has earned commissions under the agreements amounting to $298,840 and warrants for the purchase of 172,682 shares of common stock at prices ranging from $4.87 to $7.80 (see Note 5).

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



8. INCOME TAXES

Significant components of the Company's deferred tax assets are as follows:



                                                            JUNE 30
                                                    1997           1996
                                                --------------------------
Net operating loss carryforward                 $ 5,762,000    $ 4,001,000
Research and development credit carryforwards       621,000        455,000
Depreciation                                        231,000        272,000
Deferred rent expense                                92,000        100,000
Capitalized research and development                674,000        281,000
Other                                                49,000         62,000
                                                --------------------------
Gross deferred tax assets                         7,429,000      5,171,000
Valuation allowance                              (7,429,000)    (5,171,000)
                                                --------------------------
Net deferred tax assets                         $        --    $        --
                                                ==========================

Due to the Company's history of losses, a valuation allowance has been provided against the full amount of deferred tax assets.

The valuation allowance increased by $2,258,000, $1,501,000, and $1,381,000 for the fiscal years ended in 1997, 1996, and 1995, respectively.

At June 30, 1997, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $16,238,000 and $4,015,000, respectively, which expire in fiscal years ended June 30, 1999 through June 30, 2012. At June 30, 1997, the Company has research and development credit carryforwards for federal tax purposes of approximately $459,000, which expire in fiscal years ended June 30, 2009 through June 30, 2012.

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's tax net operating loss carryforward and tax credit carryforwards may be subject to an annual limitation in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

                                  Avigen, Inc.
                         (a development stage company)

                   Notes to Financial Statements (Continued)



9. EMPLOYEE PROFIT SHARING/401(K) PLAN

In January 1996, the Company adopted a profit sharing/401(k) plan (the "Plan") for the employees. Eligible employees can contribute amounts to the Plan via payroll withholding subject to certain limitations. The Company's contributions to the Plan are discretionary. In fiscal years 1997 and 1996, no contributions were made by the Company.