Form 10-K/A
period 1997-06-30
AVIGEN INC \DE
filed 1997-10-08
CIK 932903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

Dated: September 27, 1996                 AVIGEN, INC.

                                          By: /s/ JOHN MONAHAN, PH.D.
                                            ------------------------------------
                                                    John Monahan, Ph.D.
                                          President, Chief Executive Officer
                                          and Director

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

                   SIGNATURE                               TITLE                   DATE
-----------------------------------------------  -------------------------  -------------------
            /s/ JOHN MONAHAN, PH.D.              President, Chief           September 27, 1997
-----------------------------------------------  Executive Officer and
              John Monahan, Ph.D.                Director (Principal
                                                 Executive Officer)

                       *                         Chief Financial Officer    September 27, 1997
-----------------------------------------------
               Thomas J. Paulson

                       *                         Controller (Principal      September 27, 1997
-----------------------------------------------  Accounting Officer)
                  Glenn Bauer

                       *                         Chairman of the Board      September 27, 1997
-----------------------------------------------
           Philip J. Whitcome, Ph.D.

                       *                         Director                   September 27, 1997
-----------------------------------------------
             Zola Horovitz, Ph.D.

                       *                         Director                   September 27, 1997
-----------------------------------------------
           Yuichi Iwaki, M.D., Ph.D.

                       *                         Director                   September 27, 1997
-----------------------------------------------
               Richard T. Pratt

                   SIGNATURE                               TITLE                   DATE
-----------------------------------------------  -------------------------  -------------------

                       *                         Director                   September 27, 1997
-----------------------------------------------
         John K.A. Prendergast, Ph.D.

                       *                         Director                   September 27, 1997
-----------------------------------------------
          Lindsay A. Rosenwald, M.D.

                       *                         Director                   September 27, 1997
-----------------------------------------------
              Leonard P. Shaykin

         *By: /s/ JOHN MONAHAN, PH.D.
-----------------------------------------------
              John Monahan, Ph.D.
               Attorney-in-Fact