Form 10-K/A
period 1997-06-30
AVIGEN INC \DE
filed 1997-10-24
CIK 932903

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-K/A
                                   -----------


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _______________ TO ________________.


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

                       1201 HARBOR BAY PARKWAY, SUITE 1000
                            ALAMEDA, CALIFORNIA 94502
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (510) 748-7150
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                   ----------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
           NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                          Common Stock, $.001 par value
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 22, 1997, was approximately $32,798,610 based upon the closing sale price of the registrant's Common Stock as reported on the NASDAQ National Market System on such date. The number of outstanding shares of the Registrant's Common Stock as of September 22, 1997 was 7,288,580.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference into Parts III and IV of this Form 10-K/A Report: The definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 20, 1997.

================================================================================

                          ANNUAL REPORT ON FORM 10-K/A
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                                 Page
PART I
        Item 1.      Business ..................................................    8
        Item 2.      Properties ................................................   21
        Item 3.      Legal Proceedings .........................................   21
        Item 4.      Submission of Matters to a Vote of Security Holders .......   21

PART II
        Item 5.      Market for Registrant's Common Equity and Related
                       Stockholder Matters .....................................   21
        Item 6.      Selected Financial Data ...................................   22
        Item 7.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations .....................   23
        Item 8.      Financial Statements and Supplementary Data ...............   24
        Item 9.      Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure .....................   24
PART III
        Item 10.     Directors and Executive Officers of the Registrant ........   25
        Item 11.     Executive Compensation ....................................   25
        Item 12.     Security Ownership of Certain Beneficial Owners and
                       Management ..............................................   25
        Item 13.     Certain Relationships and Related Transactions ............   25

PART IV
        Item 14.     Exhibits, Financial Statement Schedules and Reports on
                       Form 8-K ................................................   25

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


                     AAV VECTOR-BASED GENE THERAPY PROGRAMS

           PROGRAM                   INDICATION                        TARGET CELL                STATUS(1)
----------------------------------------------------------------------------------------------------------------
           Blood Diseases            Hemophilia                        Muscle/Liver               Preclinical
                                     Anemia(2)                         Muscle                     Preclinical
----------------------------------------------------------------------------------------------------------------

           Cancer                    Brain Tumors                      Tumor                      Preclinical
                                     Hepatocellular Carcinoma          Tumor                      Research
                                     Prostate Cancer                   Tumor                      Research
----------------------------------------------------------------------------------------------------------------

           Metabolic Diseases        Hyperlipidemia                    Muscle                     Research
                                     Storage Diseases                  Muscle                     Research
----------------------------------------------------------------------------------------------------------------

                         TVI-BASED GENE THERAPY PROGRAMS

           PROGRAM                   INDICATION                        TARGET CELL                 STATUS(1)
----------------------------------------------------------------------------------------------------------------
           Blood Diseases            Anemia(3)                         Bone Marrow Stem Cells      Research
----------------------------------------------------------------------------------------------------------------

           Infectious Diseases       HIV                               Bone Marrow Stem  Cells     Research
----------------------------------------------------------------------------------------------------------------

(1) "Research" indicates activities related to designing, constructing and testing vectors in specific target cell types in order to evaluate gene expression. "Preclinical" indicates in vitro and animal studies to evaluate efficacy, pharmacology and toxicology.

(2) Includes programs utilizing delivery of an erythropoietin gene for the treatment of renal failure, sickle cell anemia and beta-thalassemia.

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

     Gary J. Kurtzman, M.D., is Chairman of the Scientific Advisory Board. Dr. Kurtzman serves as Vice President, Research and Development for the Company.

     Jef D. Boeke, Ph.D., is a professor of Molecular Biology and Genetics at The Johns Hopkins University School of Medicine. Dr. Boeke co-invented the capsid targeted viral inactivation technology that provides a basis for Avigen's antiviral product development program. and has authored more than 100 publications.

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

ITEM. 6  SELECTED FINANCIAL DATA

                                                FISCAL YEARS ENDED JUNE 30,         OCTOBER 22, 1992
                                     -------------------------------------------       (INCEPTION)
                                         1997             1996              1995     TO JUNE 30, 1994
                                     ----------------------------------------------------------------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
----------------------------------------------------------------------------------------------------
Grant revenue                        $        98       $        87       $       178       $    --

Expenses:
    Research and development               4,033             2,550             2,290         3,490
    General and administrative             2,351             1,102             1,334         1,821

                                     -------------------------------------------------------------
                                           6,384             3,652             3,624         5,311
                                     -------------------------------------------------------------

Loss from operations                      (6,286)           (3,565)           (3,446)       (5,311)
Interest income (expense) (net)              710              (531)               (8)          (32)
Other income (expense)                        (2)               (1)              189            --

                                     -------------------------------------------------------------
Net loss                                  (5,578)      $    (4,097)      $    (3,265)      $(5,343)
                                     -------------------------------------------------------------

Net loss per share                   $      (.77)               --               --
                                     =============================


Proforma
net loss per share                            --       $      (.80)             (.62)           --
                                     -------------------------------------------------------------

Shares used in per share
calculation                            7,286,146         5,141,951         5,295,064            --
                                     =============================================================


BALANCE SHEET DATA:
--------------------------------------------------------------------------------------------------
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

(a) The following documents are filed as part of this Report on Form 10-K/A:

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

(3)   Exhibits

 EXHIBIT
  NUMBER                      EXHIBITS
--------------------------------------------------------------------------------

  3.1*          Amended and Restated Certificate of Incorporation
  3.2*          Restated Bylaws of the Registrant
  4.1*          Specimen Common Stock Certificate
 10.2*+         1993 Stock Option Plan
 10.3*+         1996 Equity Incentive Plan
 10.4*+         Form of Incentive Stock Option Grant
 10.5*+         Form of Nonstatutory Stock Option Grant
 10.6*+         1996 Non-Employee Director Stock Option Plan
 10.7*          Form of Series C Investors' Rights Agreement
 10.8*          Form of Indemnification Agreement between the Registrant and its directors and executive officers
 10.9*          Form of Common Stock Warrant
10.10*          Form of Series A Preferred Stock Warrant
10.11*          Form of Series B Preferred Stock Warrant
10.12*          Form of Series C Preferred Stock Warrant
10.13*          Form of Series D Preferred Stock Warrant
10.14*          Form of Series A Preferred Stock Subscription Agreement
10.15*          Form of Series B Preferred Stock Subscription Agreement
10.16*          Form of Series C Preferred Stock Subscription Agreement
10.17*          Form of Unit Purchase Agreement
10.19*          Form of Bridge Warrant
10.20*          License Agreement between the Registrant and Research
                Corporation Technologies, Inc., dated May 15, 1992, as amended as of March 21, 1996 and April 26, 1996
10.21*          License Agreement between the Registrant and The Johns Hopkins
                University, dated November 23, 1993, as amended as of March 21,
                1996
10.22*          License Agreement between the Registrant and The University of
                Manitoba, dated February 2, 1994
10.23*          Form of Underwriters' Warrant
10.24*          Lease Agreement between Registrant and Redding Management, Inc., dated
                September 15, 1992, as amended June 30, 1995
10.25*          Registration Rights Agreement between the Registrant and certain stockholders named therein, dated November 1992
10.26*          Registration Rights and Transfer Restriction Agreement between the Registrant and Research Corporation Technologies, Inc., The
                Indiana University Foundation and Arun Srivastava, dated May 15,
                1992, as amended October 1992
10.27*+         Employment Agreement dated August 10, 1992, between the Company and John Monahan.
10.28*+         Employment Agreement dated October 19, 1992, between the Company and Wanda deVlaminck
10.29+          Employment Agreement dated August 14, 1996, between the Company and Thomas J. Paulson
10.30+          Employment Agreement dated October 23, 1996, between the Company and Robert M. Maurer
10.31+          Employment Agreement dated December 13, 1993, between the
                Company and Gary Kurtzman
10.32           Revolving line of credit signed November 22, 1996 with Wells
                Fargo Bank
10.33           Equipment lease dated May 22, 1997 with Transamerica Business
                Credit Corporation
11.1*           Statement re: computation of net loss per share
23.1            Consent of Ernst & Young LLP, Independent Auditors
24.1            Power of Attorney (Reference to the signature page herein)
27.1            Financial Data Schedule


----------

* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

+    Management Contract or Compensation Plan.

(b)  The Company has filed no reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:    September 27, 1996     AVIGEN, INC.

                                       By:   /s/   JOHN MONAHAN, PH.D.
                                            --------------------------------
                                                   John Monahan, Ph.D.
                                            President, Chief Executive Officer
                                            and Director


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

       SIGNATURE                                    TITLE                                  DATE
       JOHN MONAHAN, PH.D              President, Chief Executive Officer             September 27, 1997
------------------------------------   and Director (Principal Executive Officer)
       John Monahan, Ph.D.

              *                        Chief Financial Officer                        September 27, 1997
------------------------------------
       Thomas J. Paulson

              *                        Controller (Principal Accounting Officer)      September 27, 1997
------------------------------------
       Glenn Bauer

              *                        Chairman of the Board                          September 27, 1997
------------------------------------
       Philip J. Whitcome, Ph.D.

              *                        Director                                       September 27, 1997
------------------------------------
       Zola Horovitz, Ph.D.

              *                        Director                                       September 27, 1997
------------------------------------
       Yuichi Iwaki, M.D., Ph.D.

              *                        Director                                       September 27, 1997
------------------------------------
       Richard T. Pratt

              *                        Director                                       September 27, 1997
------------------------------------
       John K.A. Prendergast, Ph.D.

              *                        Director                                       September 27, 1997
------------------------------------
       Lindsay A. Rosenwald, M.D.

              *                        Director                                       September 27, 1997
------------------------------------
       Leonard P. Shaykin


*By:   /s/   JOHN MONAHAN, PH.D
     --------------------------------
       John Monahan, Ph.D.
       Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS


                                                                                Page
Report of Independent Auditors ................................................  F-1

Balance Sheets at June 30, 1997 and 1996 ......................................  F-2

Statements of Operations for Years Ended June 30, 1997, 1996 and 1995 .........  F-3

Statements of Stockholders' Equity for Years Ended June 30, 1997, 1996
  and 199 .....................................................................  F-4

Statements of Cash Flows for Years Ended June 30, 1997, 1996 and 1995 .........  F-7

Notes to Financial Statements .................................................  F-9

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


                                          /s/ ERNST & YOUNG LLP
Walnut Creek, California                  -----------------------
August 15, 1997                           Ernst & Young LLP

                                  AVIGEN, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                                                                            JUNE 30,
                                                                            --------------------------------
                                                                                 1997               1996
ASSETS
------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                 $  3,407,057       $  8,091,645
  Investments in marketable securities                                         9,631,979          8,351,349
     Total current assets                                                     13,039,036         16,442,994

Property and equipment, net                                                    1,651,205          1,053,438
Deposits and other assets                                                         70,112             35,525
                                                                            -------------------------------
     Total assets                                                           $ 14,760,353       $ 17,531,957
                                                                            ===============================


LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                          $    434,422       $    701,885
  Accrued compensation and related expenses                                      116,973             87,994
  Other accrued liabilities                                                      156,026            258,265
  Current portion of capital lease obligations                                   395,736             31,061
                                                                            -------------------------------
     Total current liabilities                                                 1,103,157          1,079,205

Accrued rent                                                                     231,680            249,263
Capital lease obligations, less current portion                                1,084,207            176,266

Commitments

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
   none issued and outstanding at June 30, 1997 and 1996                              --                 --
  Common stock, $.001 par value, 30,000,000 shares authorized,
   7,288,580 shares issued and outstanding at June 30, 1997; 7,035,193
   shares issued and outstanding at June 30, 1996                                  7,288              7,035
Additional paid-in capital                                                    30,704,202         28,852,767
Deferred compensation                                                            (86,849)          (127,453)
Deficit accumulated during the development stage                             (18,283,332)       (12,705,126)
                                                                            -------------------------------
     Total stockholders' equity                                               12,341,309         16,027,223
                                                                            -------------------------------
     Total liabilities and stockholders' equity                             $ 14,760,353       $ 17,531,957
                                                                            ===============================

See accompanying notes.

                                  AVIGEN, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                               PERIOD FROM
                                                                                              OCTOBER 22, 1992
                                                    YEAR ENDED JUNE 30,                        (INCEPTION)
                                          ------------------------------------------------        THROUGH
                                              1997             1996              1995          June 30, 1997
                                          -------------------------------------------------------------------

Grant revenue                             $    97,984       $    87,402       $    177,804       $    363,190

Expenses:
  Research and development                  4,033,221         2,550,377          2,289,881         12,363,320
  General and administrative                2,351,407         1,101,758          1,333,756          6,608,537
                                          -------------------------------------------------------------------
                                            6,384,628         3,652,135          3,623,637         18,971,857
                                          -------------------------------------------------------------------
Loss from operations                       (6,286,644)       (3,564,733)        (3,445,833)       (18,608,667)
Interest expense                              (69,978)         (580,679)           (33,892)          (730,119)
Interest income                               780,208            49,809             25,313            869,457
Other (expense) income                         (1,792)           (1,632)           189,421            185,997
                                          -------------------------------------------------------------------
Net loss                                  $(5,578,206)      $(4,097,235)      $ (3,264,991)      $(18,283,332)
                                          ===================================================================

Net loss per share                        $     (.77)
                                          ==========

Pro forma net loss per share                                $     (.80)       $      (.62)
                                                            =============================


Shares used in per share calculation        7,286,146         5,141,951          5,295,064
                                          ================================================



See accompanying notes.

                                  AVIGEN, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From October 22, 1992 (Inception) Through June 30, 1997



                                                                               PREFERRED STOCK              COMMON STOCK
                                                                         ------------------------------------------------------
                                                                            SHARES        AMOUNT        SHARES       AMOUNT
                                                                         ------------------------------------------------------
Balance at October 22, 1992 (inception)                                          --      $   --             --      $   --
  Issuance of common stock at $.004 per share in
    November and December 1992                                                   --          --        896,062         896
  Issuance of common stock at $.554 per share from
     January to June 1993 for services rendered                                  --          --         20,316          20
  Issuance of common stock at $.004 to $.222 per share
    from November 1992 to March 1993 for cash                                    --          --      1,003,406       1,003
  Issuance of Class B common stock at $.004 per share in
     December 1992 for cash                                                      --          --             --          --
  Issuance of Series A preferred stock at $4.43 per share from
    March to June 1993 for cash (net of issuance costs of $410,900)         678,865         679             --          --
  Issuance of Series A preferred stock at $3.85 per share in March
    1993 for cancellation of note payable and accrued interest               68,991          69             --          --
  Issuance of common stock at $.004 per share in
    November 1993 pursuant to antidilution rights                                --          --         22,869          23
  Issuance of Series A preferred stock at $4.43 per share
    from July to November 1993 for cash and receivable
    (net of issuance costs of $187,205)                                     418,284         418             --          --
  Issuance of Series B preferred stock at $5.54 per share in
   March 1994 for cash (net of issuance costs of $34,968)                   128,031         128             --          --
  Net loss from inception to June 30, 1994                                       --          --             --          --
                                                                         ------------------------------------------------------
Balance at June 30, 1994                                                  1,294,171       1,294      1,942,653       1,942
  Issuance of Series C preferred stock at $4.87 per share
    from July 1994 to June 1995 for cash and receivables
   (net of issuance costs of $259,620)                                      739,655         740             --          --
  Issuance of Series C preferred stock at $4.87 per share
     in June 1995 for cancellation of notes payable                          35,500          35             --          --
  Net loss                                                                       --          --             --          --
                                                                         ------------------------------------------------------
Balance at June 30, 1995                                                  2,069,326       2,069      1,942,653       1,942




                                                                             CLASS B
                                                                           CONVERTIBLE
                                                                          COMMON STOCK
                                                                        -----------------
                                                                          SHARES   AMOUNT
                                                                        -----------------
Balance at October 22, 1992 (inception)                                       --      $--
  Issuance of common stock at $.004 per share in
    November and December 1992                                                --
  Issuance of common stock at $.554 per share from
     January to June 1993 for services rendered                               --
  Issuance of common stock at $.004 to $.222 per share
    from November 1992 to March 1993 for cash                                 --
  Issuance of Class B common stock at $.004 per share in
     December 1992 for cash                                               90,293       90
  Issuance of Series A preferred stock at $4.43 per share from
    March to June 1993 for cash (net of issuance costs of $410,900)           --
  Issuance of Series A preferred stock at $3.85 per share in March
    1993 for cancellation of note payable and accrued interest68,991
  Issuance of common stock at $.004 per share in
    November 1993 pursuant to antidilution rights                             --
  Issuance of Series A preferred stock at $4.43 per share
    from July to November 1993 for cash and receivable
    (net of issuance costs of $187,205)                                       --
  Issuance of Series B preferred stock at $5.54 per share in
   March 1994 for cash (net of issuance costs of $34,968)                     --
  Net loss from inception to June 30, 1994                                    --
                                                                        -----------------
Balance at June 30, 1994                                                  90,293       90
  Issuance of Series C preferred stock at $4.87 per share
    from July 1994 to June 1995 for cash and receivables
   (net of issuance costs of $259,620)                                        --
  Issuance of Series C preferred stock at $4.87 per share
     in June 1995 for cancellation of notes payable                           --
  Net loss                                                                    --
                                                                        -----------------
Balance at June 30, 1995                                                  90,293       90


                                                                                                DEFICIT ACCUMULATED       TOTAL
                                                                  ADDITIONAL        DEFERRED        DURING THE        STOCKHOLDERS'
                                                               PAID-IN CAPITAL   COMPENSATION   DEVELOPMENT STAGE   EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at October 22, 1992 (inception)                           $     --          $     --         $     --         $       --
  Issuance of common stock at $.004 per share in
   November and December 1992                                        4,074                --               --              4,970
  Issuance of common stock at $.554 per share from
    January to June 1993 for services rendered                      11,230                --               --             11,250
 Issuance of common stock at $.004 to $.222 per share
   from November 1992 to March 1993 for cash                        54,267                --               --             55,270
  Issuance of Class B common stock at $.004 per share
    in December 1992 for cash                                          310                --               --                400
  Issuance of Series A preferred stock at $4.43 per share
    from March to June 1993 for cash
   (net of issuance costs of $410,900)                            2,595,922               --               --          2,596,601
  Issuance of Series A preferred stock at $3.85 per share
    in March 1993 for cancellation of note payable
    and accrued interest                                           265,833                --               --            265,902
  Issuance of common stock at $.004 per share in
   November 1993 pursuant to antidilution rights                        78                --               --                101
 Issuance of Series A preferred stock at $4.43 per share
   from July to November 1993 for cash and receivable
     (net of issuance costs of $187,205)                          1,665,377               --               --          1,665,795
  Issuance of Series B preferred stock at $5.54 per share in
    March 1994 for cash (net of issuance costs of $34,968)         673,904                --               --            674,032
  Net loss from inception to June 30, 1994                              --                --         (5,342,900)      (5,342,900)
                                                                  --------------------------------------------------------------
Balance at June 30, 1994                                          5,270,995               --         (5,342,900)         (68,579)
  Issuance of Series C preferred stock at $4.87 per share
    from July 1994 to June 1995 for cash and receivables
    (net of issuance costs of $259,620)                            3,344,086               --               --          3,344,826
  Issuance of Series C preferred stock at $4.87 per share
    in June 1995 for cancellation of notes payable                 172,965                --               --            173,000
  Net loss                                                              --                --         (3,264,991)      (3,264,991)
                                                                  --------------------------------------------------------------
Balance at June 30, 1995                                          8,788,046               --         (8,607,891)         184,256

                                  AVIGEN, INC.
                          (A Development Stage Company)

           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- (CONTINUED) Period From October 22, 1992 (Inception) Through June 30, 1997



                                                                              PREFERRED STOCK                   COMMON STOCK
                                                                          ---------------------------------------------------------
                                                                             SHARES         AMOUNT          SHARES           AMOUNT
                                                                          ---------------------------------------------------------
Issuance of Series C preferred stock at $4.87 per share in
 July 1995 for cash (net of issuance costs of $26,000)                         41,042       $    41               --       $    --
  Issuance of Series D preferred stock at $7.09 per share
    from October 1995 to February 1996 for cash (net of
    issuance costs of $25,279)                                                205,351           205               --            --
  Issuance of Series D preferred stock at $7.09 per share in March
    1996 in settlement of accounts payable                                     22,574            23               --            --
  Issuance of common stock at $.004 per share in March 1996
    pursuant to antidilution rights                                                --            --           17,630            18
  Issuance of stock options in February 1996 in settlement of certain
    accrued liabilities                                                            --            --               --            --
  Conversion of Class B common stock to common stock                               --            --          231,304           231
  Issuance of warrants to purchase common stock in connection with
    1996 Bridge financing in March 1996                                            --            --               --            --
  Conversion of preferred stock to common stock in May 1996                (2,338,293)       (2,338)       2,355,753         2,356
  Issuance of common stock at $8.00 per share in connection
    with the May 1996 initial public offering (net of
    issuance costs of $798,414 and underwriting discount
    of $1,500,000)                                                                 --            --        2,500,000         2,500
  Proceeds from exercise of options in June 1996                                   --            --            6,178             6
  Repurchase of common stock                                                       --            --          (18,325)          (18)
  Deferred compensation                                                            --            --               --            --
  Net loss                                                                         --            --               --            --
                                                                          ---------------------------------------------------------
Balance at June 30, 1996                                                           --       $    --        7,035,193       $ 7,035
                                                                          ---------------------------------------------------------


                                                                                   CLASS B
                                                                                 CONVERTIBLE
                                                                                 COMMON STOCK
                                                                          ------------------------
                                                                              SHARES        AMOUNT
                                                                          ------------------------
Issuance of Series C preferred stock at $4.87 per share in
 July 1995 for cash (net of issuance costs of $26,000)                                       $--
  Issuance of Series D preferred stock at $7.09 per share
    from October 1995 to February 1996 for cash (net of
    issuance costs of $25,279)                                                      --        --
  Issuance of Series D preferred stock at $7.09 per share in March
    1996 in settlement of accounts payable                                          --        --
  Issuance of common stock at $.004 per share in March 1996
    pursuant to antidilution rights                                                 --        --
  Issuance of stock options in February 1996 in settlement of certain
    accrued liabilities                                                             --        --
  Conversion of Class B common stock to common stock                           (90,293)      (90)
  Issuance of warrants to purchase common stock in connection with
    1996 Bridge financing in March 1996                                             --        --
  Conversion of preferred stock to common stock in May 1996                         --        --
  Issuance of common stock at $8.00 per share in connection
    with the May 1996 initial public offering (net of
    issuance costs of $798,414 and underwriting discount
    of $1,500,000)                                                                  --        --
  Proceeds from exercise of options in June 1996                                    --        --
  Repurchase of common stock                                                        --        --
  Deferred compensation                                                             --        --
  Net loss                                                                          --        --
                                                                          ------------------------
Balance at June 30, 1996                                                            --       $--
                                                                          ------------------------






                                                                                                                      DEFICIT
                                                                                                                    ACCUMULATED
                                                                                  ADDITIONAL                         DURING THE
                                                                                   PAID-IN           DEFERRED       DEVELOPMENT
                                                                                    CAPITAL        COMPENSATION         STAGE
                                                                                 -----------------------------------------------
Issuance of Series C preferred stock at $4.87 per share in July 199
 for cash (net of issuance costs of $26,000)                                     $    173,959           $--              $--
  Issuance of Series D preferred stock at $7.09 per share from October
    1995 to February 1996 for cash (net of issuance costs of
    $25,279)                                                                        1,430,005            --               --
  Issuance of Series D preferred stock at $7.09 per share in March
    1996 in settlement of accounts payable                                            160,027            --               --
  Issuance of common stock at $.004 per share in March 1996 pursuant
    to antidilution rights                                                                 60            --               --
  Issuance of stock options in February 1996 in settlement of certain
    accrued liabilities                                                               137,396            --               --
  Conversion of Class B common stock to common stock                                     (141)           --               --
  Issuance of warrants to purchase common stock in connection with
    1996 Bridge financing in March 1996                                               300,000            --               --
  Conversion of preferred stock to common stock in May 1996                            (1,005)           --               --
  Issuance of common stock at $8.00 per share in connection with the May 1996 initial public offering (net of issuance costs of
    $798,414 and underwriting discount of $1,500,000)                              17,699,086            --               --
  Proceeds from exercise of options in June 1996                                        2,793            --               --
  Repurchase of common stock                                                              (63)           --               --
  Deferred compensation                                                               162,604      (127,453)              --
  Net loss                                                                                 --            --       (4,097,235)
                                                                                 -----------------------------------------------
Balance at June 30, 1996                                                         $ 28,852,767     $(127,453)    $(12,705,126)
                                                                                 ===============================================





                                                                                      TOTAL
                                                                                  STOCKHOLDERS'
                                                                                     EQUITY
                                                                                    (DEFICIT)
                                                                                -----------------
Issuance of Series C preferred stock at $4.87 per share in July 199
 for cash (net of issuance costs of $26,000)                                      $    174,000
  Issuance of Series D preferred stock at $7.09 per share from October
    1995 to February 1996 for cash (net of issuance costs of
    $25,279)                                                                         1,430,210
  Issuance of Series D preferred stock at $7.09 per share in March
    1996 in settlement of accounts payable                                             160,050
  Issuance of common stock at $.004 per share in March 1996 pursuant
    to antidilution rights                                                                  78
  Issuance of stock options in February 1996 in settlement of certain
    accrued liabilities                                                                137,396
  Conversion of Class B common stock to common stock                                        --
  Issuance of warrants to purchase common stock in connection with
    1996 Bridge financing in March 1996                                                300,000
  Conversion of preferred stock to common stock in May 1996                               (987)
  Issuance of common stock at $8.00 per share in connection with the May 1996 initial public offering (net of issuance costs of
    $798,414 and underwriting discount of $1,500,000)                               17,701,586
  Proceeds from exercise of options in June 1996                                         2,799
  Repurchase of common stock                                                               (81)
  Deferred compensation                                                                 35,151
  Net loss                                                                          (4,097,235)
                                                                                  ------------
Balance at June 30, 1996                                                          $ 16,027,223
                                                                                  ============





                             See accompanying notes.

                                  AVIGEN, INC.
                          (A Development Stage Company)

           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- (CONTINUED) Period From October 22, 1992 (Inception) Through June 30, 1997

                                                                                                                 CLASS B
                                                                                                                CONVERTIBLE
                                                        PREFERRED STOCK              COMMON STOCK               COMMON STOCK
                                                  -----------------------------------------------------------------------------
                                                        SHARES    AMOUNT          SHARES         AMOUNT       SHARES    AMOUNT
                                                  -----------------------------------------------------------------------------
   Issuance of common stock at $8.00 per share
      in July 1996 in connection with the
      exercise of underwriters' over-allotment
      option (net of underwriting discount
      of $150,000)                                         --          --          250,000              250       --       --
   Proceeds from exercise of options                       --          --            3,387                3       --       --
   Amortization of deferred compensation                   --          --               --               --       --       --
   Net loss                                                --          --               --               --       --       --
                                                  -----------------------------------------------------------------------------
Balance at June 30, 1997                                   --    $     --        7,288,580     $      7,288       --     $ --
                                                  -----------------------------------------------------------------------------



                                                                                   DEFICIT ACCUMULATED
                                                      ADDITIONAL                        DURING THE            TOTAL
                                                       PAID-IN          DEFERRED       DEVELOPMENT         STOCKHOLDERS'
                                                       CAPITAL        COMPENSATION         STAGE              EQUITY
                                                     ------------------------------------------------------------------
   Issuance of common stock at $8.00 per share
      in July 1996 in connection with the
      exercise of underwriters' over-allotment
      option (net of underwriting discount
      of $150,000)                                     1,849,750             --                  --           1,850,000
   Proceeds from exercise of options                       1,685             --                  --               1,688
   Amortization of deferred compensation                      --         40,604                  --              40,604
   Net loss                                                   --             --          (5,578,206)         (5,578,206)
                                                     ------------------------------------------------------------------
Balance at June 30, 1997                             $30,704,202       $(86,849)       $(18,283,332)       $ 12,341,309
                                                     ==================================================================


See accompanying notes.

                                  AVIGEN, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                PERIOD FROM
                                                                                                             OCTOBER 22, 1992
                                                                     YEAR ENDED JUNE 30,                        (INCEPTION)
                                                   ------------------------------------------------------         THROUGH
OPERATING AVTIVITIES                                   1997                 1996                1995          JUNE 30, 1997
---------------------------------------------------------------------------------------------------------------------------
Net loss                                           $ (5,578,206)       $ (4,097,235)       $(3,264,991)       $(18,283,332)
Adjustments to reconcile
net loss to net cash used in
operating activities:
Depreciation and amortization                           558,499             412,107            367,710           1,675,050
Amortization of deferred compensation                    40,604              35,151                 --              75,755
Write-off of organization costs                              --                  --            145,741             145,741
Noncash interest expense                                     --             493,750                 --             509,652
Common stock issued for services                             --                  --                 --              11,250
Changes in operating assets and liabilities:
Prepaids, deposits and other assets                     (34,587)             11,206              9,869             (70,112)
Accounts payable, other accrued
liabilities and accrued compensation
and related expenses                                   (340,723)             81,864             75,981           1,004,867
Accrued rent                                            (17,583)             74,707             82,144             231,680
                                                   -----------------------------------------------------------------------
Net cash used in operating activities                (5,371,996)         (2,988,450)        (2,583,546)        (14,699,449)

INVESTING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------------
Purchases of property and equipment                  (1,156,266)            (57,241)          (144,299)         (3,074,147)
Disposal of property and equipment                           --              47,033                 --              47,033
Organization costs                                           --                  --                 --            (218,601)
Purchase of marketable securities                   (22,513,754)         (8,351,349)                --         (30,865,103)
Sale of marketable securities                        21,233,124                  --                 --          21,233,124
                                                   -----------------------------------------------------------------------
Net cash used in investing activities                (2,436,896)         (8,361,557)          (144,299)        (12,877,694)

FINANCING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------------
Proceeds from notes payable                                  --             200,000            173,000           2,132,800
Repayment of notes payable                                   --            (200,000)          (889,800)         (1,709,800)
Proceeds from 1996 bridge financing                          --           1,937,500                 --           1,937,500
Payment of bridge financing costs                            --            (193,750)                --            (193,750)
Repayment of 1996 bridge financing                           --          (1,937,500)                --          (1,937,500)
Payments on capital lease obligations                  (164,670)            (10,684)            (6,640)           (183,624)
Proceeds from sale-leaseback of equipment             1,437,286                  --                 --           1,437,286
Proceeds from issuance of preferred
stock, net of issuance costs                                 --           1,738,304          3,411,148           9,884,477
Proceeds from issuance of common stock,
net of issuance costs and repurchases                 1,851,688          17,704,382                 --          19,616,811
                                                   -----------------------------------------------------------------------
Net cash provided by financing activities             3,124,304          19,238,252          2,687,708          30,984,200
Net increase (decrease)
in cash and cash equivalents                       $ (4,684,588)       $  7,888,245        $   (40,137)       $  3,407,057
Cash and cash equivalents,
beginning of period                                   8,091,645             203,400            243,537                  --
                                                   -----------------------------------------------------------------------
Cash and cash equivalents,
end of period                                      $  3,407,057        $  8,091,645        $   203,400        $  3,407,057
                                                   =======================================================================

                                  AVIGEN, INC.
                          (a development stage company)

                     STATEMENTS OF CASH FLOWS -- (CONTINUED)


                                                                               PERIOD FROM
                                                                            OCTOBER 22, 1992
                                              YEAR ENDED JUNE 30,              (INCEPTION)
                                    ----------------------------------------     THROUGH
                                       1997          1996           1995      JUNE 30, 1997
                                    ----------------------------------------------------------

SUPPLEMENTAL DISCLOSURE
----------------------------------------------------------------------------------------------
Issuance of preferred stock
for cancellation of accounts
payable, notes payable and
accrued interest                     $    --       $160,050       $173,000       $598,952

Issuance of stock options
for repayment of certain
accrued liabilities                       --        137,396             --        137,396

Issuance of warrants in
connection with bridge
financing                                 --        300,000             --        300,000

Deferred compensation
related to stock option grants            --        162,604             --        162,204

Purchase of property and
equipment under capital
lease financing                           --             --        193,400        226,281

Cash paid for interest                69,978         86,929         33,892        236,369

                                  AVIGEN, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Avigen, Inc. (the "Company") was incorporated on October 22, 1992 in Delaware for the purpose of development and commercialization of gene-based therapeutic products.

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

                                                       JUNE 30,
                                                1997               1996
                                             -----------------------------
Cash in banks                                $ 1,477,058       $    91,645
Corporate debt securities                      8,360,673        13,353,693
Federal Home Loan Mortgage Obligations                --         2,997,656
U.S. Treasury Notes                            3,201,305                --
                                             -----------------------------
                                             $13,039,036       $16,442,994
                                             =============================

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings (loss) per share and to restate all prior periods. Under the new requirements for calculating primary earnings (loss) per share the dilutive effect of stock options are excluded; however, currently stock options are excluded from the computation as their effect is antidilutive, and therefore, there will be no impact on the Company for the adoption of SFAS 128.


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

     The Company entered into an exclusive license agreement for the use of patented technology with Research Corporation Technology ("RCT"). This agreement requires the Company to achieve certain development milestones in order to continue to use the technology. Avigen must exercise its best efforts to commercially develop, promote and sell products covered by the licensed patent rights, and is obligated to file an IND by the end of 1997 and a product license application or a new drug application by the end of 2000. In the event the Company fails to achieve any of these mile-stones by their applicable deadlines, the Company has the right to pay RCT additional fees of up to $250,000 to extend certain of the deadlines for specified periods. RCT may terminate the agreement if the Company becomes insolvent or bankrupt or fails to perform any of its obligations under the agreement.


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


4. COMMITMENTS

LEASES

     The Company leases its facility under a noncancelable operating lease agreement. The lease agreement has variable payment terms; however, the Company is recognizing rent expense on a straight-line basis over the life of the lease. The lease expires in May 2003. The Company also has entered into various capital leases for property and equipment. In May 1997, the Company completed a sale-leaseback transaction for a portion of its property and equipment. The property and equipment was sold at net book value; therefore, no gain or loss was recognized from this transaction. The Company secured a $2 million capital lease of which $1.4 million was used for this transaction, therefore, $600,000 is available for future financing as of June 30.1997. Future minimum lease payments are as follows:


                                                                          CAPITAL          OPERATING
                                                                          LEASES             LEASE
                                                                     ------------------------------
              Year ending June 30:
              1998                                                   $     621,461          419,250
              1999                                                         621,461          419,250
              2000                                                         642,826          419,250
              2001                                                               -          419,250
              2002                                                               -          419,250
              Thereafter                                                         -          367,080
                                                                     ------------------------------
              Total minimum lease payments                               1,885,748       $2,862,350
                                                                                         ==========
              Less amount representing interest                          (405,805)
                                                                     ------------
              Present value of minimum lease payments                    1,479,943
              Less current portion of capital lease obligations          (395,736)
                                                                     ------------
              Long-term capital lease obligations                    $   1,084,207
                                                                     =============

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

Warrants

     At June 30, 1997, the Company had outstanding warrants to purchase shares of common stock as follows (see Note 7 for a description of warrants issued to related parties):


      SHARES           EXERCISE PRICE         EXPIRATION DATE
    -------------------------------------------------------------------
     115,482           $         4.87         March 1998-November 1998
      78,065           $         5.36         June 2000-September 2005
      14,548           $         6.11         March 1999
     193,750           $         6.40         March 2001
      19,375           $         7.04         March 2001
       4,513           $         7.09         November 2005
      45,272           $         7.80         March 2001
     250,000           $         9.60         May 2001
    -------------------------------------------------------------------
     721,005           $    4.87-9.60         March 1998-November 2005
    ===================================================================


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


                                                     OUTSTANDING           WEIGHTED
                                                       OPTIONS             AVERAGE
                                                    EXERCISE PRICE      EXERCISE PRICE
                                       OPTIONS           RANGE             PER SHARE
                                      ------------------------------------------------
Outstanding at June 30, 1994            63,204           $   .44          $   .44
 Granted                               115,237         .44 - .66              .44
 Canceled                             (16,930)               .44              .44
                                      -------
Outstanding at June 30, 1995           161,511         .44 - .66              .44
 Granted                               193,476         .44 - .71              .53
 Canceled                             (65,611)         .44 - .66              .46
 Exercised                             (6,178)         .44 - .49              .46
                                      -------
Outstanding at June 30, 1996           283,198         .44 - .71              .52
 Granted                               551,127       3.63 - 4.00             3.86
 Canceled                              (4,066)        .44 - 3.38              .94
 Exercised                             (3,387)         .44 - .71              .50
                                      -------
Outstanding at June 30, 1997           826,872        .44 - 4.00             1.94
                                      ========

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


     The following table summarizes information with regard to stock options outstanding at June 30, 1997:


                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                       -------------------------------------------      ----------------------------
                                          WEIGHTED
                                           AVERAGE       WEIGHTED                        WEIGHTED
                                          REMAINING       AVERAGE                         AVERAGE
RANGE OF EXERCISE                       CONTRACTUAL      EXERCISE                        EXERCISE
     PRICES              SHARES             LIFE           PRICE          SHARES           PRICE
----------------------------------------------------------------------------------------------------
      $  .44 - .71        791,462            8.03        $    .51          508,500        $    .51
       3.38 - 3.88        386,658            9.24            3.62           56,773            3.62
       4.00 - 6.00        199,000            9.39            4.35           20,499            4.00
                        ---------                                         --------
                        1,377,120                                          585,772
                        =========                                         ========

     At June 30, 1997, 49,342 options were available for future grant under the 1996 Plan.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                    1996           1997
                                                   --------------------
                 Expected volatility               .8448          .8448
                 Risk free interest rate           6.05%          6.44%
                 Life of options in years              5              5
                 Expected dividend yield               -              -

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

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):


                                                  YEAR ENDED JUNE 30
                                                 1997             1996
                                             --------------------------
       Net loss - as reported                $ (5,578)        $ (4,097)
       Net loss - pro forma                    (5,920)          (4,187)
       Net loss per share - as reported          (.77)           (1.13)
       Net loss per share - pro forma            (.81)           (1.16)

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


6. BALANCE SHEET DETAIL


           Accrued liabilities consist of the following:

                                                        JUNE 30
                                                  1997             1996
                                              ---------------------------
           Accrued consulting fees            $ 74,836           $ 66,500
           Accrued license fees                 75,001             83,753
           Other                                 6,189            108,012
                                              ---------------------------
                                              $156,026           $258,265
                                              ===========================

           Property and equipment consist of the following:

                                                                     JUNE 30
                                                              1997            1996
                                                           --------------------------
           Leasehold improvements                          $1,116,109    $  1,116,109
           Office equipment                                         -          79,654
           Furniture and fixtures                                   -          33,120
           Laboratory equipment                                     -         637,692
           Leasehold improvements under capital lease         484,560               -
           Office equipment under capital lease               126,772               -
           Furniture under capital lease                      143,061          32,881
           Laboratory equipment under capital lease         1,378,616         193,400
                                                           --------------------------
           Property and equipment                           3,249,122       2,092,856
           Accumulated depreciation and amortization      (1,597,917)     (1,039,418)
                                                           --------------------------
                                                           $1,651,205    $  1,053,438
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
                                                          ==========================

     Due to the Company's history of losses, a valuation allowance has be provided against the full amount of deferred tax assets.

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