Form 10-Q
period 1997-09-30
AVIGEN INC \DE
filed 1997-11-14
CIK 932903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

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

                                 Yes [X] No [ ]

        As of November 13, 1997, 7,300,252 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

                                  AVIGEN, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

PART I. FINANCIAL INFORMATION                                                      PAGE NO.
Item 1.  Condensed Financial Statements (Unaudited)
         Condensed Balance Sheets
               June 30, 1997 and September 30, 1997
         Condensed Statements of Operations
               Three months ended September 30, 1996 and 1997 and for
               the period from October 22, 1992 (inception) through
               September 30, 1997
         Condensed Statements of Cash Flows Three months ended
               September 30, 1996 and 1997 and for the period from
               October 22, 1992 (inception) through September 30, 1997
         Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4   Submission of Matters to a Vote of Security Holders

Item 5   Other Information

Item 6   Exhibits and Reports on Form 8-K

Signatures

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                                                      JUNE 30, 1997     SEPTEMBER 30, 1997
                                                                      -------------     ------------------
                                                                          (NOTE)             (UNAUDITED)
                                 ASSETS

Current Assets:
             Cash and cash equivalents ............................   $  3,407,057          $  2,134,742
             Investment in marketable securities ..................      9,631,979             8,887,956
                                                                      ------------          ------------
                 Total current assets .............................     13,039,036            11,022,698
Property and equipment, net .......................................      1,651,205             1,628,803
Deposits and other assets .........................................         70,112               150,872
                                                                      ------------          ------------
                     Total assets .................................   $ 14,760,353          $ 12,802,373
                                                                      ============          ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
             Accounts payable .....................................   $    434,423          $    340,854
             Accrued compensation and related expenses ............        116,974               105,222
             Other accrued liabilities ............................        156,026               151,080
             Capital lease obligations - current portion ..........        395,735               352,539
                                                                      ------------          ------------
                 Total current liabilities ........................      1,103,158               949,695
             Accrued rent .........................................        231,680               221,822
             Capital lease obligations (less current portion) .....      1,084,206             1,285,044
Stockholders' equity:
             Common Stock, $.001 par value, 30,000,000
                  shares authorized, 7,288,789 shares issued
                  and outstanding at September 30, 1997
                  7,288,580 shares issued and outstanding at
                  June 30, 1997 ...................................          7,288                 7,288
             Additional paid-in capital ...........................     30,704,202            30,704,294
             Deferred compensation ................................        (86,849)              (76,698)
             Deficit accumulated during the development stage .....    (18,283,332)          (20,289,072)
                                                                      ------------          ------------
                 Total stockholders' equity .......................     12,341,309            10,345,812
                                                                      ------------          ------------
                     Total liabilities and stockholders' equity ...   $ 14,760,353          $ 12,802,373
                                                                      ============          ============

        Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.



                            See accompanying notes.

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                   PERIOD FROM
                                                                                                   OCTOBER 22,
                                                              THREE MONTHS ENDED                      1992
                                                                 SEPTEMBER 30,                     (INCEPTION)
                                                      ----------------------------------             THROUGH
                                                          1996                  1997           SEPTEMBER 30, 1997
                                                      ------------          ------------       ------------------
Grant revenue ......................................  $         --          $         --          $    363,190

Expenses:
           Research and development ................       631,584             1,434,423            13,797,743
           General and administrative ..............       345,634               691,754             7,300,291
                                                      ------------          ------------          ------------
           Total expenses ..........................       977,218             2,126,177            21,098,034
                                                      ------------          ------------          ------------
Loss from operations ...............................      (977,218)           (2,126,177)          (20,734,844)
Interest expense ...................................       (34,033)              (58,099)             (788,218)
Interest income ....................................       139,437               185,425             1,054,882
Other income (expense) .............................            --                (6,889)              179,108
                                                      ------------          ------------          ------------
Net loss ...........................................  $   (871,814)         $ (2,005,740)         $(20,289,072)
                                                      ============          ============          ============

Net loss per share .................................  $      (0.12)                (0.28)
                                                      ============          ============
Shares used in calculation of net loss per share....     7,252,584             7,288,585
                                                      ============          ============










                            See accompanying notes.

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                            PERIOD FROM
                                                                                                            OCTOBER 22,
                                                                       THREE MONTHS ENDED                      1992
                                                                         SEPTEMBER 30,                      (INCEPTION)
                                                                ----------------------------------            THROUGH
                                                                   1996                 1997            SEPTEMBER 30, 1997
                                                                ------------          ------------     ------------------
                                                                          (UNAUDITED)                       (UNAUDITED)
OPERATING ACTIVITIES
Net loss ..............................................         $   (871,814)         $ (2,005,740)         $(20,289,072)
Adjustments to reconcile net loss to net cash
  used in operating activities:
        Depreciation and amortization .................              114,947               164,994             1,840,044
        Amortization of deferred compensation .........               10,151                10,151                85,906
        Write-off of organization costs ...............                   --                    --               145,741
        Noncash interest expense ......................                   --                    --               509,652
        Common stock issued for services ..............                   --                    --                11,250
        Changes in operating assets and liabilities:
                  Deposits and other assets ...........              (14,690)              (80,760)             (150,872)
                  Accounts payable, other accrued
                    liabilities and accrued
                    compensation and related expenses..              197,828              (110,265)              894,602
                  Accrued rent ........................               (2,958)               (9,858)              221,822
                                                                ------------          ------------          ------------
Net cash used in operating activities .................             (566,536)           (2,031,478)          (16,730,927)

INVESTING ACTIVITIES
Purchases of property and equipment ...................             (553,298)             (142,592)           (3,216,739)
Disposal of property and equipment ....................                   --                    --                47,033
Organization costs ....................................                   --                    --              (218,601)
Purchase of marketable securities .....................           (9,768,892)           (2,915,875)          (33,780,978)
Sale of marketable securities .........................            1,460,545             3,659,898            24,893,022
                                                                ------------          ------------          ------------
Net cash provided by (used in) investing activities ...           (8,861,645)              601,431           (12,276,263)

FINANCING ACTIVITIES
Proceeds from notes payable ...........................                   --                    --             2,132,800
Repayment of notes payable ............................                   --                    --            (1,709,800)
Proceeds from 1996 bridge financing ...................                   --                    --             1,937,500
Payment of bridge financing costs .....................                   --                    --              (193,750)
Repayment of 1996 bridge financing ....................                   --                    --            (1,937,500)
Proceeds from equipment lease .........................                   --               284,196             1,721,482
Payments on capital lease obligations .................              (20,056)             (126,556)             (310,180)
Proceeds from issuance of preferred stock, ............                   --
  net of issuance costs ...............................                   --                    --             9,884,477
Proceeds from issuance of common stock, ...............                   --
  net of issuance costs and repurchases ...............            1,850,000                    92            19,616,903
                                                                ------------          ------------          ------------
Net cash provided by financing activities .............            1,829,944               157,732            31,141,932
Net (decrease) increase in cash and cash
  equivalents .........................................           (7,598,237)           (1,272,315)            2,134,742
Cash and cash equivalents, beginning of period ........            8,091,645             3,407,057                    --
                                                                ------------          ------------          ------------
Cash and cash equivalents, end of period ..............         $    493,408          $  2,134,742          $  2,134,742
                                                                ============          ============          ============



                             See accompanying notes

                                         AVIGEN, INC.

                                NOTES TO FINANCIAL STATEMENTS

1.      INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc. (the "Company") considers necessary for a fair presentation of its financial position as of September 30, 1997 and its results of operations and cash flows for the three months ended September 30, 1996 and 1997. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission.

        Operating results for these months ended September 30, 1997, are not necessarily indicative of the results to be achieved for the full fiscal year ending June 30, 1998.

2.      GRANT REVENUE

        Revenue consists of revenue from grants which are recognized in accordance with the terms of the related agreements.

3.      NET LOSS PER SHARE

        Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no impact on the Company from the adoption of Statement No. 128 as stock options are currently excluded from the computation as their effect is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission.

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

        Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At September 30, 1997, the Company had an accumulated deficit of $20.3 million.

RESULTS OF OPERATION

Periods Ended September 30, 1996 and 1997

        The Company's research and development expenses increased from approximately $632,000 for the period ended September 30, 1996 to approximately $1,434,000 for the period ended September 30, 1997. The increase from 1996 to 1997 was due primarily to the increased number of personnel and research and development costs related to Vector production and patent expenditures.

        General and administrative expenses increased from approximately $346,000 for the period ended September 30, 1996 to approximately $692,000 for the period ended September 30, 1997. The increase from 1996 to 1997 was primarily due to the hiring of key personnel and increased use of consultants.

        Interest income (expense), net increased from approximately $105,000 for the period ended September 30, 1996 to approximately $127,000 for the period ended September 30, 1997, primarily as a result of the Company's investment of the proceeds from its initial public offering in May 1996.

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

        Cash used in operations was approximately $600,000 during the period ended September 30, 1996 compared to approximately $2 million for period ended September 30, 1997. The increase was due primarily to the expansion of the Company's research and development efforts and an increase in personnel.

        At September 30, 1997, the Company had cash, cash equivalents and investments in marketable securities of approximately $11 million. The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct the research and development activities and preclinical studies and clinical testing of its potential products and to manufacture and market any products that are developed. The Company's facility is approximately 23,000 square feet leased through May 2003. The Company presently anticipates that it will either be able to renew the lease of this facility or find suitable alternate facilities in the same general area without a material disruption of its operations. To the extent the Company decides to develop its own manufacturing facilities, it would require substantial additional capital.

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

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    The following exhibits are included herein:

                Exhibit No.          Description
                -----------          -----------
                11.1                 Statement re:  Computation of Net Loss Per Share
                27                   Financial Data Schedule

SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVIGEN, INC.
                                          (Registrant)



Date: November 14, 1997                   /s/ JOHN MONAHAN
     ----------------------               -----------------------------------
                                                      John Monahan
                                          Chief Executive Officer and President



Date: November 14, 1997                   /s/ THOMAS J. PAULSON
     ----------------------               -----------------------------------
                                                    Thomas J. Paulson
                                                 Vice President Finance,
                                          Chief Financial Officer, and Secretary