Form 10-Q
period 1997-12-31
AVIGEN INC \DE
filed 1998-02-12
CIK 932903

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-28272

                                  AVIGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                     13-3647113
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER IDENTIFICATION
                         ORGANIZATION)                                    NO.)

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

                                Yes [X]  No [ ]

     As of February 3, 1998, 7,300,252 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

================================================================================

                                  AVIGEN, INC.

                                   FORM 10-Q

                        QUARTER ENDED DECEMBER 31, 1997

                                     INDEX

                                                                                           PAGE
                                                                                           ----
                              PART I. FINANCIAL INFORMATION
Item 1.      Condensed Financial Statements (Unaudited)..................................    3
             Condensed Balance Sheets
             June 30, 1997 and December 31, 1997.........................................    3
             Condensed Statements of Operations
             Three and six months ended December 31, 1996 and 1997 and for the period
             from   October 22, 1992 (inception) through December 31, 1997...............    4
             Condensed Statements of Cash Flows
             Six months ended December 31, 1996 and 1997 and for the period from
               October 22, 1992 (inception) through December 31, 1997....................    5
             Notes to Condensed Financial Statements.....................................    6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
               Operations................................................................    6
                               PART II. OTHER INFORMATION
Item 1.      Legal Proceedings...........................................................    8
Item 2.      Changes in Securities.......................................................    8
Item 3.      Defaults upon Senior Securities.............................................    8
Item 4.      Submission of Matters to a Vote of Security Holders.........................    9
Item 5.      Other Information...........................................................    9
Item 6.      Exhibits and Reports on Form 8-K............................................   10
Signatures   ............................................................................   11

                         PART I. FINANCIAL INFORMATION

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                JUNE 30, 1997     DECEMBER 31, 1997
                                                                -------------     -----------------
                                                                   (NOTE)            (UNAUDITED)
Current Assets:
  Cash and cash equivalents...................................  $   3,407,057       $   1,771,804
  Investment in marketable securities.........................      9,631,979           7,065,028
                                                                 ------------        ------------
     Total current assets.....................................     13,039,036           8,836,832
Property and equipment, net...................................      1,651,205           1,499,543
Deposits and other assets.....................................         70,112             150,779
                                                                 ------------        ------------
          Total assets........................................  $  14,760,353       $  10,487,154
                                                                 ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable............................................  $     434,422       $     173,460
  Accrued compensation and related expenses...................        116,973             115,058
  Other accrued liabilities...................................        156,026             151,089
  Capital lease obligations -- current portion................        395,736             229,884
                                                                 ------------        ------------
     Total current liabilities................................      1,103,157             669,491
  Accrued rent................................................        231,680             211,964
  Capital lease obligations (less current portion)............      1,084,207           1,285,044
Stockholders' equity:
  Common Stock, $.001 par value, 30,000,000 shares authorized,
     7,300,252 shares issued and outstanding at December 31,
     1997 7,288,580 shares issued and outstanding at June 30,
     1997.....................................................          7,288               7,300
  Additional paid-in capital..................................     30,704,202          30,711,701
  Deferred compensation.......................................        (86,849)            (66,547)
  Deficit accumulated during the development stage............    (18,283,332)        (22,331,799)
                                                                 ------------        ------------
     Total stockholders' equity...............................     12,341,309           8,320,655
                                                                 ------------        ------------
          Total liabilities and stockholders' equity..........  $  14,760,353       $  10,487,154
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

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                         PERIOD FROM
                                 THREE MONTHS ENDED           SIX MONTHS ENDED         OCTOBER 22, 1992
                                    DECEMBER 31,                DECEMBER 31,             (INCEPTION)
                              -------------------------   -------------------------        THROUGH
                                 1996          1997          1996          1997       DECEMBER 31, 1997
                              -----------   -----------   -----------   -----------   ------------------
Grant revenue...............  $        --   $        --   $        --   $        --      $    363,190
Expenses:
  Research and
     development............      922,810     1,435,295     1,554,394     2,869,718        15,233,038
  General and
     administrative.........      551,698       606,431       897,332     1,298,185         7,906,722
                              -----------   -----------   -----------   -----------      ------------
  Total expenses............    1,474,508     2,041,726     2,451,726     4,167,903        23,139,760
                              -----------   -----------   -----------   -----------      ------------
Loss from operations........   (1,474,508)   (2,041,726)   (2,451,726)   (4,167,903)      (22,776,570)
Interest expense............       (6,203)      (59,008)      (40,236)     (117,107)         (847,226)
Interest income.............      227,274        58,007       366,711       243,432         1,112,889
Other income (expense)......         (800)           --          (800)       (6,889)          179,108
                              -----------   -----------   -----------   -----------      ------------
Net loss....................  $(1,254,237)  $(2,042,727)  $(2,126,051)  $(4,048,467)     $(22,331,799)
                              ===========   ===========   ===========   ===========      ============
Net loss per share..........        (0.17)        (0.28)        (0.29)        (0.56)
                              ===========   ===========   ===========   ===========
Shares used in per share
  calculation basic and
  diluted...................    7,285,640     7,298,996     7,285,417     7,293,791
                              ===========   ===========   ===========   ===========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      PERIOD FROM
                                                        SIX MONTHS ENDED           OCTOBER 22, 1992
                                                          DECEMBER 31,                (INCEPTION)
                                                   ---------------------------          THROUGH
                                                      1996            1997         DECEMBER 31, 1997
                                                   -----------     -----------     -----------------
OPERATING ACTIVITIES
  Net loss.......................................  $(2,126,051)    $(4,048,467)      $ (22,331,799)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization...............      251,456         333,619           2,008,669
     Amortization of deferred compensation.......       20,302          20,302              96,057
     Write-off of organization costs.............           --              --             145,741
     Noncash interest expense....................           --              --             509,652
     Common stock issued for services............           --              --              11,250
     Changes in operating assets and liabilities:
       Prepaids, deposits and other assets.......        6,195         (80,667)           (150,779)
       Accounts payable, other accrued
          liabilities and accrued compensation
          and related expenses...................     (188,450)       (267,816)            737,051
       Accrued rent..............................       (5,916)        (19,716)            211,964
                                                   -----------     -----------        ------------
  Net cash used in operating activities..........   (2,042,464)     (4,062,745)        (18,762,194)
INVESTING ACTIVITIES
  Purchases of property and equipment............     (811,850)       (181,957)         (3,256,104)
  Disposal of property and equipment.............           --              --              47,033
  Organization costs.............................           --              --            (218,601)
  Purchase of marketable securities..............  (12,712,478)     (2,915,875)        (33,780,978)
  Sale of marketable securities..................    7,795,497       4,023,103          21,314,047
  Maturities of marketable securities............           --       1,459,725           5,401,905
                                                   -----------     -----------        ------------
  Net cash provided by (used in) investing
     activities..................................   (5,728,831)      2,384,996         (10,492,698)
FINANCING ACTIVITIES
  Proceeds from notes payable....................           --              --           2,132,800
  Repayment of notes payable.....................           --              --          (1,709,800)
  Proceeds form 1996 bridge financing............           --              --           1,937,500
  Payment of bridge financing costs..............           --              --            (193,750)
  Repayment of 1996 bridge financing.............           --              --          (1,937,500)
  Proceeds from a sale-leaseback of equipment....           --         284,196           1,721,482
  Payments on capital lease obligations..........      (21,108)       (249,211)           (432,835)
  Proceeds from issuance of preferred stock, net
     of issuance costs...........................           --              --           9,884,477
  Proceeds from issuance of common stock, net of
     issuance costs and repurchases..............    1,850,595           7,511          19,624,322
                                                   -----------     -----------        ------------
  Net cash provided by financing activities......    1,829,487          42,496          31,026,696
  Net (decrease) increase in cash and cash
     equivalents.................................   (5,941,808)     (1,635,253)          1,771,804
  Cash and cash equivalents, beginning of
     period......................................    8,091,645       3,407,057                  --
                                                   -----------     -----------        ------------
  Cash and cash equivalents, end of period.......  $ 2,149,837     $ 1,771,804       $   1,771,804
                                                   ===========     ===========        ============

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      PERIOD FROM
                                                        SIX MONTHS ENDED           OCTOBER 22, 1992
                                                          DECEMBER 31,                (INCEPTION)
                                                   ---------------------------          THROUGH
                                                      1996            1997         DECEMBER 31, 1997
                                                   -----------     -----------     -----------------
SUPPLEMENTAL DISCLOSURE
  Issuance of preferred stock for cancellation of
     accounts payable, notes payable and accrued
     interest....................................  $        --     $        --       $     598,952
  Issuance of stock options for repayment of
     certain accrued liabilities.................           --              --             137,396
  Issuance of warrants in connection with bridge
     financing...................................           --              --             300,000
  Deferred compensation related to stock option
     grants......................................           --              --             162,204
  Purchase of property and equipment under
     capital lease financing.....................           --              --             226,281
  Cash paid for interest.........................       40,236         117,107             353,476

                                  AVIGEN, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

 1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc. (the "Company") considers necessary for a fair presentation of its financial position as of December 31, 1997 and its results of operations and cash flows for the three months ended December 31, 1996 and 1997. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission.

     Operating results for the interim period ended December 31, 1997, are not necessarily indicative of the results to be achieved for the full fiscal year ending June 30, 1998.

     Certain balances have been reclassified to conform to the 1998 presentations.

 2. GRANT REVENUE

     Revenue consists of revenue from grants which are recognized in accordance with the terms of the related agreements.

 3. BASIC AND DILUTED NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The potential shares to be issued upon the assumed exercise of the options and warrants using the treasury stock method are not added to the denominator for the diluted net loss per share computation because the inclusion of the such shares would be antidilutive due to the loss for the period. All net loss per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1997, filed with the Securities and Exchange Commission.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein and under the caption "Risk Factors" in the Company's Annual Report on Form 10-K/A.

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

     Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At December 31, 1997, the Company had an accumulated deficit of $22.3 million.

RESULTS OF OPERATION

  Three Months Ended December 31, 1996 and 1997

     The Company's research and development expenses increased from $922,810 for the period ended December 31, 1996 to $1,435,295 for the period ended December 31, 1997. The increase from 1996 to 1997 was due primarily to the increased number of personnel and development costs related to vector production and patent expenditures.

     General and administrative expenses increased from $551,698 for the period ended December 31, 1996 to $606,431 for the period ended December 31, 1997. The increase from 1996 to 1997 was primarily due to the hiring of key personnel and increased use of consultants.

     Interest income decreased from $227,274 for the period ended December 31, 1996 to $58,007 for the period ended December 31, 1997, primarily as a result of a reduction of average investment balances.

     Interest expense increased from $6,203 for the period ended December 31, 1996 to $59,008 for the period ended December 31, 1997, primarily as a result of the Company's equipment lease with Transamerica Business Credit.

  Six Months Ended December 31, 1996 and 1997

     The Company's research and development expenses increased from $1,554,394 for the period ended December 31, 1996 to $2,869,718 for the period ended December 31, 1997. The increase from 1996 to 1997 was due primarily to the increased number of personnel and development costs related to vector production and patent expenditures.

     General and administrative expenses increased from $897,332 for the period ended December 31, 1996 to $1,298,185 for the period ended December 31, 1997. The increase from 1996 to 1997 was primarily due to the hiring of key personnel and increased use of consultants.

     Interest income decreased from $366,711 for the period ended December 31, 1996 to $243,432 for the period ended December 31, 1997, primarily as a result of a reduction of average investment balances.

     Interest expense increased from $40,236 for the period ended December 31, 1996 to $117,107 for the period ended December 31, 1997, primarily as a result of the Company's equipment lease with Transamerica Business Credit.

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

     Prior to May 1996, the Company financed its operations primarily through private placements of Common Stock and Preferred Stock and a bridge financing which was completed on March 29, 1996, in which the Company issued promissory notes which were fully paid with the proceeds from the offering and warrants, including placement agent warrants, which expire in May 2001. Through March 31, 1996, the Company had raised approximately $11.0 million, net of financing costs, from the sale of Common Stock and Preferred Stock and approximately $1.9 million from the 1996 Bridge Financing.

     Cash used in operations was $2,042,464 during the period ended December 31, 1996, compared to $4,062,745 million during the period ended December 31, 1997. The change was due primarily to the expansion of the Company's facilities and hiring of additional personnel.

     At December 31, 1997, the Company had cash, cash equivalents and investments in marketable securities of approximately $9 million. The Company expects its cash requirements to increase significantly in future periods. The Company believes that the available cash and cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements for at least the next 12 months. The Company will require substantial funds to conduct the research and development activities and preclinical studies and clinical testing of its potential products and to manufacture and market any products that are developed.

     The Company will be required to seek additional funds through public or private financings or collaborative arrangements with corporate partners. Issuances of additional equity securities could result in substantial dilution to existing stockholders. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund its capital requirements would have a material adverse effect on the Company's business.

     The Company's facility is approximately 23,000 square feet leased through May 2003. Although the Company presently anticipates that it will either be able to renew the lease of this facility or find suitable alternate facilities in the same general area without a material disruption of its operations, there can be no assurance that the Company can find suitable alternative facilities on terms acceptable to the Company. To the extent the Company decides to develop its own manufacturing facilities, it would require substantial additional capital.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of the company's registration statement, filed on Form S-1 filed under the Securities Act of 1933 (No. 333-3220), was May 22, 1996 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on May 22, 1996 and all securities were sold in the offering. The managing underwriters for the offering were:

     Pursuant to the Registration Statement, the Company sold shares of its Common Stock for an aggregate offering price of $20,000,000.

     The Company incurred expenses of approximately $2,300,000 million of which $1,500,000 million represented underwriting discounts and commissions and $800,000 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses was $17,700,000 million.

     The Company has used $8,863,168 of the net proceeds from the offering. The remaining net proceeds in the amount of $8,836,832 have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of Avigen, Inc. was held on November 22, 1996.

     (b) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

     The election of Philip J. Whitcome, Ph.D., Richard T. Pratt, D.B.A., and John K. A. Prendergast, Ph.D., to the Board of Directors to hold office until the 2000 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such directors' earlier death, resignation or removal. The voting results, with approximately 80% of the shares voting, was as follows:

Whitcome        For:          5,280,403
                Against:           none
                Abstain:        555,200

Pratt           For:          5,280,403
                Against:           none
                Abstain:        555,200

Prendergast     For:          5,280,403
                Against:           none
                Abstain:        555,200

     In addition, Lindsay Rosenwald, M.D., and Leonard Shaykin will continue to serve on the Board of Directors until the 1998 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such directors' earlier death, resignation or removal. In addition, John Monahan, Ph.D., Zola Horovitz, Ph.D., and Yuichi Iwaki, M.D., Ph.D. will continue to serve on the Board of Directors until the 1999 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such directors' earlier death, resignation or removal.

     The voting results to approve an amendment to the Company's 1996 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan from 600,000 shares to 1,300,000 shares are as follows:

                For:          3,302,208
                Against:        671,078
                Abstain:         16,985

     The voting results to approve the Company's 1997 Employee Stock Purchase Plan are as follows:

                For:          3,907,075
                Against:         68,911
                Abstain:         14,285

     The voting results to approve the selection of Ernst & young LLP as the Company's Auditors are as follows:

                For:          5,806,393
                Against:         17,100
                Abstain:         12,110

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

        EXHIBIT NO.                                   DESCRIPTION
        -----------     ------------------------------------------------------------------------
            27          Financial Data Schedule

     (b) Reports on Form 8-K

           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVIGEN, INC.
                                          (Registrant)

Date: February 12, 1998                                      /s/ JOHN MONAHAN
                                              -----------------------------------------------
                                                               John Monahan
                                                   Chief Executive Officer and President

Date: February 12, 1998                                    /s/ THOMAS J. PAULSON
                                              -----------------------------------------------
                                                             Thomas J. Paulson
                                                          Vice President Finance,
                                                  Chief Financial Officer, and Secretary

                                 EXHIBIT INDEX

                                                                     SEQUENTIALLY
                                                                      NUMBERED
EXHIBIT NO.                            DESCRIPTION                      PAGE
-----------                            -----------                      ----
    27                 Financial Data Schedule.......................