Form 10-Q
period 1998-03-31
AVIGEN INC \DE
filed 1998-05-15
CIK 932903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                         Commission file number: 0-28272


                                  AVIGEN, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    13-3647113
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

                               Yes [X]   No [ ]

        As of May 14, 1998, 7,303,356 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

                                  AVIGEN, INC.
                                    FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 1998

                                      INDEX


                   PART I.  FINANCIAL INFORMATION                              PAGE
                                                                               ----
Item 1.     Condensed Financial Statements (Unaudited)
            Condensed Balance Sheets
               March 31, 1998 and June 30, 1997
            Condensed Statements of Operations
               Three and nine months ended March 31, 1998 and 1997 and for the period from October 22, 1992 (inception) through March 31,
               1998

            Condensed Statements of Cash Flows
               Nine months ended March 31, 1998 and 1997 and for the period from October 22, 1992 (inception) through March 31, 1998

            Notes to Condensed Financial Statements

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations


                     PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

Signatures

                                  AVIGEN, INC.
                             (A DEVELOPMENT COMPANY)

ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS


                                                                                 MARCH 31, 1998      JUNE 30, 1997
                                                                                 --------------      -------------
                                                                                   (UNAUDITED)           (NOTE)
                                     ASSETS

Current Assets:
      Cash and cash equivalents ............................................      $  2,546,654        $  3,407,057
      Investment in marketable securities ..................................         4,512,183           9,631,979
                                                                                  ------------        ------------
           Total current assets ............................................         7,058,837          13,039,036
                                                                                  ------------        ------------
Property and equipment, net ................................................         1,355,578           1,651,205
Deposits and other assets ..................................................           150,779              70,112
                                                                                  ------------        ------------
           Total assets ....................................................      $  8,565,194        $ 14,760,353
                                                                                  ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable .....................................................      $    389,451        $    434,422
      Accrued compensation and related expenses ............................           133,938             116,973
      Other accrued liabilities ............................................           238,808             156,026
      Capital lease obligations - current portion ..........................           102,568             395,736
                                                                                  ------------        ------------
           Total current liabilities .......................................           864,765           1,103,157
      Accrued rent .........................................................           202,106             231,680
      Capital lease obligation, less current portion .......................         1,285,044           1,084,207

Stockholders' equity:
      Common Stock, $.001 par value, 30,000,000 shares authorized, 7,303,356 shares issued and outstanding at March 31, 1998, 7,288,580 shares issued and outstanding at
           June 30, 1997 ...................................................             7,303               7,288

      Additional paid-in capital ...........................................        30,713,073          30,704,202
      Deferred compensation ................................................           (56,396)            (86,849)
      Deficit accumulated during the development stage .....................       (24,450,701)        (18,283,332)
                                                                                  ------------        ------------
           Total stockholders' equity ......................................         6,213,279          12,341,309
                                                                                  ------------        ------------
           Total liabilities and stockholders' equity ......................      $  8,565,194        $ 14,760,353
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

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                  PERIOD FROM
                                            THREE MONTHS ENDED                    NINE MONTHS ENDED            OCTOBER 22, 1992
                                                  MARCH 31,                            MARCH 31,                  (INCEPTION)
                                      -------------------------------       -------------------------------         THROUGH
                                          1998               1997                1998              1997          MARCH 31, 1998
                                      ------------       ------------       ------------       ------------    ----------------
Grant revenue ..................      $         --      $     97,783        $         --      $     97,783            $363,190

Expenses:
      Research and development .         1,553,695         1,058,964           4,423,413         2,613,358          16,786,733
      General and administrative           738,394           582,354           2,036,579         1,479,686           8,645,116
                                      ------------      ------------        ------------      ------------        ------------
      Total expenses ...........         2,292,089         1,641,318           6,459,992         4,093,044          25,431,849
                                      ------------      ------------        ------------      ------------        ------------
Loss from operations ...........        (2,292,089)       (1,543,535)         (6,459,992)       (3,995,261)        (25,068,859)
Interest expense ...............           (54,890)           (6,000)           (171,997)          (46,236)           (902,116)
Interest income ................           228,077           213,878             471,509           580,589           1,340,966
Other income (expense) .........                --                --              (6,889)             (800)            179,309
                                      ------------      ------------        ------------      ------------        ------------
Net loss .......................      $ (2,118,902)     $ (1,335,657)       $ (6,167,369)     $ (3,461,708)       $(24,450,700)
                                      ============      ============        ============      ============        ============

Basic and diluted loss per
share ..........................      $      (0.29)            (0.18)       $      (0.85)            (0.48)
                                      ============      ============        ============      ============

Shares used in computing basic
and diluted net loss per share .         7,301,873         7,286,535           7,296,445         7,285,789
                                      ============      ============        ============      ============

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                 PERIOD FROM
                                                                                      NINE MONTHS ENDED        OCTOBER 22, 1992
                                                                                           MARCH 31,              (INCEPTION)
                                                                               -----------------------------        THROUGH
                                                                                   1998             1997        MARCH 31, 1998
                                                                               ------------     ------------    --------------
OPERATING ACTIVITIES
Net loss ..................................................................    $ (6,167,369)    $ (3,461,708)    $(24,450,701)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .......................................         502,818          402,102        2,177,868
      Amortization of deferred compensation ...............................          30,453           30,453          106,208
      Write-off of organization costs .....................................              --               --          145,741
      Noncash interest expense ............................................              --               --          509,652
      Common stock issued for services ....................................              --               --           11,250
      Changes in operating assets and liabilities:
           Prepaids, deposits and other assets ............................         (80,667)           6,195         (150,779)
           Accounts payable, accrued liabilities
              and accrued compensation and
              related expenses ............................................          54,774         (268,556)       1,059,641
           Accrued rent ...................................................         (29,574)          (8,874)         202,106
                                                                               ------------     ------------     ------------
Net cash used in operating activities .....................................      (5,689,565)      (3,300,388)     (20,389,014)

INVESTING ACTIVITIES
Purchases of property and equipment .......................................        (207,191)        (994,983)      (3,281,338)
Disposal of property and equipment ........................................              --               --           47,033
Organization costs ........................................................              --               --         (218,601)
Purchase of marketable securities .........................................      (5,928,779)     (18,041,672)     (36,793,882)
Sale of marketable securities .............................................       8,616,861       14,794,225       25,907,805
Maturities of marketable securities .......................................       2,431,716               --        6,373,896
                                                                               ------------     ------------     ------------
Net cash provided by (used in) investing activities .......................       4,912,607       (4,242,430)      (7,965,087)

FINANCING ACTIVITIES
Proceeds from notes payable ...............................................              --               --        2,132,800
Repayment of notes payable ................................................              --               --       (1,709,800)
Proceeds from 1996 bridge financing .......................................              --               --        1,937,500
Payment of bridge financing costs .........................................              --               --         (193,750)
Repayment of 1996 bridge financing ........................................              --               --       (1,937,500)
Proceeds from a sale-leaseback of equipment lease .........................         284,196               --        1,721,482
Payments on capital lease obligations .....................................        (376,527)         (30,010)        (560,151)
Proceeds from issuance of preferred stock,
   net of issuance costs ..................................................              --               --        9,884,477
Proceeds from issuance of common stock,
   net of issuance costs and repurchases ..................................           8,886        1,850,595       19,625,697
                                                                               ------------     ------------     ------------
Net cash provided by (used in) financing activities .......................         (83,445)       1,820,585       30,900,755
Net (decrease) increase in cash and cash
   equivalents ............................................................        (860,403)      (5,722,233)       2,546,654
Cash and cash equivalents, beginning of
   period .................................................................       3,407,057        8,091,645               --
                                                                               ------------     ------------     ------------
Cash and cash equivalents, end of period ..................................    $  2,546,654     $  2,369,412     $  2,546,654
                                                                               ============     ============     ============


                             See accompanying notes.

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   PERIOD FROM
                                                             NINE MONTHS ENDED   OCTOBER 22, 1992
                                                                  MARCH 31,        (INCEPTION)
                                                             -----------------       THROUGH
                                                              1998      1997     MARCH 31, 1998
                                                             ------    -------   --------------
OPERATING ACTIVITIES

SUPPLEMENTAL DISCLOSURE

      Issuance of preferred stock for cancellation of
         accounts payable, notes payable and accrued
         interest ........................................         --         --      598,952

      Issuance of stock options for repayment of certain
         accrued liabilities .............................         --         --      137,396

      Issuance of warrants in connection with bridge
         financing .......................................         --         --      300,000

      Deferred compensation related to stock option grants         --         --      162,204

      Purchase of property and equipment under capital
         lease financing .................................         --         --      226,281

      Cash paid for interest .............................    171,997     46,236      408,366

















                             See accompanying notes.

                                  AVIGEN, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

 1.      INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc. (the "Company") considers necessary for a fair presentation of its financial position as of March 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1997 and 1998. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission.

        Operating results for the nine month period ended March 31, 1998, are not necessarily indicative of the results to be achieved for the full fiscal year ending June 30, 1998, although the company expects to incur a substantial loss for the year ended June 30, 1998.

        Certain balances have been reclassified to conform to the 1998 presentations.

 2.      GRANT REVENUE

        Revenue consists of revenue from grants which are recognized in accordance with the terms of the related agreements.

 3.      BASIC AND DILUTED NET LOSS PER SHARE

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The potential shares to be issued upon the assumed exercise of the options and warrants using the treasury stock method are not added to the denominator for the dilutive net loss per share computation because the inclusion of such shares would be antidilutive due to the loss for the period. All net loss per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The adoption of SFAS 128 did not have a material impact of the Company's earnings per share calculation for all periods presented.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

        Effective July 1, 1998, the Company will be required to adopt Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130 (Statement 130), Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement is expected to have no significant impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

        Effective July 1, 1998, the Company will be required to adopt Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 131 (Statement 131), Disclosures about Segments of an Enterprise and Related Information. Statement 131 supersedes Statement 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Given that the Company operates in one segment, the adoption of Statement 131 is expected to have no significant impact on the Company's results of operations, financial position or disclosure of segment information.

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

OVERVIEW

        Avigen is a leader in the development of gene therapy products derived from adeno-associated virus ("AAV") for the treatment of inherited and acquired diseases. The Company's proposed gene therapy products are designed for in vivo administration to achieve the production of therapeutic proteins within the body. The Company is developing two broad-based proprietary gene delivery technologies: AAV vectors and the Targeted Vector Integration ("TVI") system. The Company believes AAV vectors can be used to deliver genes for the treatment of brain, liver and prostate cancer, anemia, hemophilia, hyperlipidemia and metabolic storage diseases. The Company also believes its TVI system will allow it to pursue more effective treatments for blood cell-related diseases including sickle cell anemia, beta-thalassemia and human immunodeficiency virus ("HIV") infection.

        Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At March 31, 1998, the Company had an accumulated deficit of approximately $24.5 million.

RESULTS OF OPERATION

Three Months Ended March 31, 1998 and 1997

        The Company's Research and Development expenses increased from $1,058,964 for the period ended March 31, 1997 to $1,553,695 for the period ended March 31, 1998. The increase from 1997 to 1998 was due primarily to the increased number of personnel and development costs related to vector production and patent expenditures.

        General and administrative expenses increased from $582,354 for the period ended March 31, 1997 to $738,394 for the period ended March 31, 1998. The increase from 1997 to 1998 was primarily due to the hiring of key personnel and increased use of consultants.

        Interest income increased from $213,878 for the period ended March 31, 1997 to $228,077 for the period ended March 31, 1998, primarily as a result of timing differences in receipts of investment interest.

        Interest expense increased from $6,000 for the period ended March 31, 1997 to $54,890 for the period ended March 31, 1998, primarily as a result of the Company's equipment lease with Transamerica Business Credit.

Nine Months Ended March 31, 1998 and 1997

        The Company's research and development expenses increased from $2,613,358 for the period ended March 31, 1997 to $4,423,413 for the period ended March 31, 1998. The increase from 1997 to 1998 was due primarily to the increased number of personnel and development costs related to vector production and patent expenditures.

        General and administrative expenses increased from $1,479,686 for the period ended March 31, 1997 to $2,036,579 for the period ended March 31, 1998. The increase from 1997 to 1998 was primarily due to the hiring of key personnel and increased use of consultants.

        Interest income decreased from $580,589 for the period ended March 31, 1997 to $471,509 for the period ended March 31, 1998, primarily as a result of a reduction of average investment balances.

        Interest expense increased from $46,236 for the period ended March 31, 1997 to $171,997 for the period ended March 31, 1998, primarily as a result of the Company's equipment lease with Transamerica Business Credit.

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

        Cash used in operations was $3,300,388 during the period ended March 31, 1997, compared to $5,689,565 during the period ended March 31, 1998. The increase was primarily attributable to the expansion of the Company's facilities and the hiring of additional personnel.

        At March 31, 1998, the Company had cash, cash equivalents and investments in marketable securities of approximately $7.1 million. The Company expects its cash requirements to increase significantly in future periods. Management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations through calendar 1998. The Company will require substantial funds to conduct the research and development activities and preclinical studies and clinical testing of its potential products and to manufacture and market any products that are developed.

        The Company will be required to seek additional funds through public or private financings or collaborative arrangements with corporate partners. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund its capital requirements would have a material adverse effect on the Company's business.

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

OTHER FACTORS THAT MAY EFFECT RESULTS

        As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to accommodate only a two digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value systems will be able to accurately process. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-3220), was May 22, 1996 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on May 22, 1996, and all securities were sold in the offering. The mangaging underwriters for the offering were Wedbush Morgan Securities and Sands Brothers & Co.

         Pursuant to the Registration Statement, the Company sold 2,750,000 shares of its Common Stock for an aggregate offering price of $20,000,000.

         The Company incurred expenses of approximately $2,300,000 million of which $1,500,000 million represented underwriting discounts and commissions and $800,000 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses was $17,700,000 million.

         The Company has used approximately $10.6 of the net proceeds from the offering. The remaining net proceeds in the amount of $7.1 have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.

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



                                        AVIGEN, INC.
                                        (Registrant)



Date:  May 15, 1998                      /s/  JOHN MONAHAN
                                         ---------------------------------------
                                         John Monahan
                                         Chief Executive Officer and President



Date:  May 15, 1998                      /s/  THOMAS J. PAULSON
                                         ---------------------------------------
                                         Thomas J. Paulson
                                         Vice President Finance,
                                         Chief Financial Officer, and Secretary