Form 10-K
period 1998-06-30
AVIGEN INC \DE
filed 1998-09-28
CIK 932903

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 21, 1998, was approximately $22,840,728 based upon the closing sale price of the registrant's Common Stock as reported on the NASDAQ National Market System on such date. The number of outstanding shares of the Registrant's Common Stock as of September 21, 1998 was 7,309,033.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference into Parts III and IV of this Form 10-K Report: The definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 19, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    7
  Item 2.   Properties..................................................   19
  Item 3.   Legal Proceedings...........................................   19
  Item 4.   Submission of Matters to a Vote of Security Holders.........   19

PART II
  Item 5.   Market for Registrant's Common Equity and Related              19
              Stockholder Matters.......................................
  Item 6.   Selected Financial Data.....................................   20
  Item 7.   Management's Discussion and Analysis of Financial Condition    21
              and Results of Operations.................................
  Item 8.   Financial Statements and Supplementary Data.................   23
  Item 9.   Changes in and Disagreements with Accountants on Accounting    23
              and Financial Disclosure..................................

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   23
  Item 11.  Executive Compensation......................................   23
  Item 12.  Security Ownership of Certain Beneficial Owners and            23
              Management................................................
  Item 13.  Certain Relationships and Related Transactions..............   23

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    23
              8-K.......................................................

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

     The Company's common stock is traded on the Nasdaq National Market ("Nasdaq"). In order to maintain its listing on Nasdaq, the Company must maintain net tangible assets, market capitalization and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. The Company believes that maintaining its listing on Nasdaq is central to its ability to raise additional funds as well as to provide liquidity to investors. The Company failed to meet the Nasdaq net tangible asset listing requirement at June 30, 1998. The Company will be required to generate sufficient revenue or raise additional capital to maintain Nasdaq listing requirements through second fiscal quarter 1999.

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

ITEM 1. BUSINESS

THE COMPANY

     Avigen is a leader in the development of gene therapy products derived from adeno-associated virus ("AAV") for the treatment of inherited and acquired diseases. The Company's proposed gene therapy products are designed for in vivo administration to achieve the production of therapeutic proteins within the body. The Company is developing two broad-based proprietary gene delivery technologies: AAV vectors and the Targeted Vector Integration ("TVI") system. The Company believes AAV vectors can be used to deliver genes for the treatment of hemophilia, thalassemia, hyperlipidemia, neural diseases and metabolic storage diseases.

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

     Product Development. Based on encouraging results in animal models, the Company has initiated two preclinical development programs using AAV vectors for the treatment of hemophilia and thalassemia. Additionally, the Company has a number of research programs and collaborations intended to generate product development candidates for hyperlipidemia, neural disease and metabolic storage diseases. Avigen believes that the number of potential applications for gene therapy will increase significantly as advances are made in the area of genomics. These advances are enabling scientists to link diseases to specific gene defects. As more genes are discovered, the need for improved gene delivery technologie is expected to increase. With the identification of new disease-related genes, the Company believes that its AAV vectors will provide it with significant opportunities for new gene therapy products.

     Corporate Partnering Opportunities. The Company is seeking to develop long-term strategic collaborations with pharmaceutical companies that can provide funding for research and development activities and clinical trials as well as access to complementary technologies, including gene sequences. The Company believes that its proprietary gene delivery technologie can be used to deliver a number of different genes, giving rise to multiple product and corporate partnering opportunities.

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

     Another type of viral vector is derived from adenovirus. Adenoviral vectors are capable of efficiently delivering genes to dividing and non-dividing cells. However, adenoviral vectors contain and express genes from the naturally occurring virus, and as a result, the body's immune system is triggered following their administration. This immune response is believed to limit the length of time that gene expression can be maintained in the target cell.

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

     In contrast to retroviral and adenoviral vectors, AAV vectors are derived from a non-pathogenic human virus to which the majority of the population has been exposed. In spite of its name, AAV is genetically unrelated to adenovirus. AAV, as it exists in nature, can only reproduce in the presence of another virus. AAV vectors are derived from AAV by removing all of the viral genes and replacing them with an appropriate gene cassette. The Company believes that AAV vectors offer several potential advantages over other viral and non-viral vectors. These advantages include efficient delivery of genes to both dividing and non-dividing target cells, absence of viral genes that may be responsible for causing an undesirable immune response, in vivo administration to patients, higher levels of gene expression and improved stability allowing AAV vectors to be manufactured, stored and handled like more traditional pharmaceutical products. The Company believes that AAV vectors combine the desired properties of viral and non-viral vectors and may offer a safer and more practical alternative to the other gene therapy vectors. Two clinical trials evaluating AAV vectors manufactured by another company for the treatment of cystic fibrosis are currently being conducted.

     Gene Cassette. Packaged inside a gene therapy vector is the gene cassette, containing the gene for a desired therapeutic protein and the control elements which direct protein production by the cell. The design of the gene cassette depends on the therapeutic application. The gene may be a naturally occurring gene for a therapeutic protein (e.g., erythropoietin or factor IX), one that sensitizes cancer cells to chemotherapy (a "suicide gene") or a man-made gene with novel anti-viral properties. The control elements that regulate expression of the delivered genes are equally important in the success of gene therapy products. Certain control elements permit gene expression in many cell types while other cell-specific control elements direct expression only in a particular type of cell. The Company believes that inclusion of the cell-specific control elements in a gene therapy vector may increase safety in certain gene therapy applications by limiting gene expression to a desired organ or tissue.

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

GENE THERAPY DEVELOPMENT PROGRAMS

     The Company has selected its gene therapy development programs based on experimental data that demonstrate the feasibility of gene delivery to specific target cells. The Company believes that its technologies may be used with several different genes, giving rise to multiple product and corporate partnering opportunities. Avigen believes that further advances in genomics, including the sequencing, mapping and identification of genes linked to diseases, may offer other opportunities. The following table summarizes the Company's current gene therapy development programs:

                        AAV VECTOR-GENE THERAPY PROGRAMS

       PROGRAM           INDICATION       TARGET CELL      STATUS(1)
       -------         ---------------    ------------    -----------

Blood Diseases         Hemophilia         Muscle/Liver    Preclinical
                       Anemia(2)          Muscle          Preclinical
Metabolic Diseases     Hyperlipidemia     Muscle          Research
                       Storage
                       Diseases           Muscle          Research

---------------
(1) "Research" indicates activities related to designing, constructing and testing vectors in specific target cell types in order to evaluate gene expression. "Preclinical" indicates in vitro and animal studies to evaluate efficacy, pharmacology and toxicology.

(2) Includes programs utilizing delivery of an erythropoietin gene for the treatment of renal failure, sickle cell anemia and beta-thalassemia.

  BLOOD DISEASES

     Hemophilia. Hemophilia is a hereditary disorder characterized by the decrease or absence of clotting factor activity in the plasma. The most common forms are caused by deficiency in protein coagulation factor VIII ("hemophilia A") or factor IX ("hemophilia B"). Approximately 10,000 individuals, mostly male, are treated for hemophilia A and about 2,800 individuals are treated for hemophilia B in the United States. Worldwide, there are about 80,000 hemophiliacs. Patients with either disease experience acute and often life-threatening bleeding episodes and can also suffer joint deformities from repeated bleeding into joints. Depending on the severity of disease, treatment consists of either intermittent or chronic administration of clotting factor which has either been purified from plasma or, more recently, a recombinant DNA-derived protein. Transmissions of viral agents have been significantly reduced with the increased use of highly purified or recombinant clotting factors. The Company believes that any AAV vectors may be useful to deliver the genes for Factor VIII or Factor IX and achieve long-term expression in vivo.

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

     Avigen scientists have demonstrated that biologically active levels of EPO can be achieved in mice following a single intramuscular administration of an AAV vector containing a gene for human EPO. Mice treated in this study showed a dose-dependent increase in the amount of EPO in their serum and a proportional increase in red blood cells. In this ongoing study, increased EPO levels and red blood cell production have persisted undiminished for greater than twenty-four months. The results of this study have not been independently verified.

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

     Based on the finding that long-term production of therapeutic proteins can be obtained following the intramuscular injection of an AAV vector containing the relevant gene, the Company has entered into collaborations to evaluate this approach for the treatment of storage diseases. In collaboration with investigators at The Johns Hopkins School of Medicine, the Company has initiated studies to evaluate gene therapy for the treatment of Pompe's disease. This disease, caused by deficient production of the enzyme, acid maltase, leads to lethal skeletal and cardiac abnormalities in affected individuals. These investigators intend to determine whether, following the intramuscular administration of an AAV vector containing the acid maltase gene, the muscle will produce a sufficient amount of this enzyme to reverse or prevent the manifestations of this disease. Although conditions like Pompe's disease are rare, there is currently no available treatment for these devastating diseases. In addition, the Company believes that research on such conditions will benefit the Company's product development efforts because the clinical endpoints are relatively clear and measurable and the results are expected to be sufficiently generalizable to allow for the design of AAV vector gene therapy for several other diseases.

CORPORATE PARTNERING STRATEGY

     The Company is actively seeking to develop long-term strategic collaborations with pharmaceutical companies that can provide funding for research and development activities and clinical trials. The Company believes that its technologies are proprietary and broad-based and can be used with many different genes, giving rise to multiple product and corporate partnering opportunities.

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

LICENSING AND RESEARCH AGREEMENTS

     Research Corporation Technologies. In May 1992, the Company entered into a license agreement with Research Corporation Technologies, Inc. ("RCT") for rights to a patent and patent application relating to a cell-specific promoter in AAV vectors. The license is exclusive and worldwide. In consideration for the license, the Company paid an initial license fee and issued 247,949 shares of its Common Stock. In addition, the Company is required under the agreement to pay RCT royalties based on net sales of products which utilize the licensed technology, with certain minimum annual royalty payments due beginning in 1999. Avigen must exercise its best efforts to commercially develop, promote and sell products covered by the licensed patent rights, and is obligated to file a product license application or a new drug application by the end of 2000. In the event the Company fails to achieve milestones by their applicable deadlines, the Company has the right to pay RCT additional fees of up to $250,000 to extend certain of the deadlines for specified periods. RCT may terminate the agreement if the Company becomes insolvent or bankrupt or fails to perform any of its obligations under the agreement.

     The Johns Hopkins University. In November 1992, the Company entered into an agreement with The Johns Hopkins University under which it issued an aggregate of 152,702 shares of its Common Stock and agreed to make certain cash payments in exchange for an exclusive, worldwide, royalty bearing license to a patent application relating to certain synthetic genes which direct the production of proteins with specific antiviral properties and which the Company believes may be useful in infectious disease. Under the agreement, Johns Hopkins has control over the prosecution and maintenance of the licensed patent application. The Company is obligated to exercise its best efforts to develop and commercialize products which utilize the subject technology. Under the terms of the agreement, as amended, the Company is required to meet the following development milestones: initiation of large animal studies for a licensed potential product by the end of 1997, submission to the FDA of at least one clinical protocol utilizing a licensed potential product by the end of 1998, initiation of at least one clinical study utilizing a licensed potential product by the end of 1999 and receipt of FDA approval to market a licensed product by the end of 2002. If the Company fails to perform any of its obligations under the agreement, Johns Hopkins may terminate the agreement upon 60 days' written notice. For technical reasons, the Company has not met the first milestone, and will not meet the second milestone. Johns Hopkins has taken no action to terminate the agreement. After the completion of additional experiments, the Company will decide whether or not to seek an extension of all the development milestone dates.

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

MANUFACTURING

     The Company has developed a proprietary manufacturing process for AAV vectors. The Company believes it currently has the capacity to manufacture AAV vectors in amounts sufficient to conduct clinical trials, but it will be required to implement cGMP policies and procedures prior to manufacturing material for clinical trials. The Company believes that its manufacturing process will simplify manufacturing and purification. The processes used by the Company are new, however, and there can be no assurance that such processes will be feasible or cost-effective.

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

     Clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase 1 typically involves the initial introduction of the drug into patients primarily to determine the drug's metabolism, pharmacokinetics and pharmacological actions in humans and the side effects associated with increasing doses. Phase 2 typically involves studies in a limited patient population to (i) determine the efficacy of the drug for specific indications, (ii) determine dosage tolerance and optimal dosage and
(iii) further identify possible adverse effects and safety risks. If the drug is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to evaluate efficacy and safety within an expanded patient population typically at geographically dispersed clinical study sites. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to an unacceptable health risk. FDA regulations also subject sponsors of clinical investigations to numerous regulatory requirements related to, among other things, selection of qualified investigators, proper monitoring of investigations, record keeping and record retention and notice to investigators and FDA of any death or adverse serious reaction. In addition, the FDA may require post marketing clinical studies (Phase IV) which will require extensive patient monitoring and recordkeeping and may result in restricted marketing of the product for an extended period of time.

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

     The Company has one issued U.S. patent and 6 pending U.S. patent applications, all of which have been foreign filed. Two of the patent applications are co-owned with co-inventors. The Company has one exclusive worldwide license to a patent, an exclusive license to one U.S. patent and three worldwide exclusive licenses to patent applications. The Company also has a non-exclusive license to one U.S. patent. There is no assurance that patents will issue from these applications or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect the Company's technology. The patent application process takes several years and entails considerable expense. In addition, with respect to each of the Company's co-owned patent applications, the Company has an option to obtain an exclusive, worldwide, transferable, royalty-bearing license for such technology, and is currently in discussions with one of the co-inventors to obtain such a license. In the event the Company is unable to negotiate exclusive rights to such co-owned technology, each co-inventor may have rights to independently make, use, offer to sell or sell the patented technology. Commercialization, assignment or licensing of such technology by a co-inventor could have a material adverse effect on the Company's business, financial condition and results of operations. The failure to obtain patent protection on the Company's technologies or proposed products may have a material adverse effect on the Company's competitive position and business prospects.

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

EMPLOYEES

     As of September 21, 1998, the Company had 44 full-time employees, 11 of whom have Ph.D. or M.D. degrees, including 35 employees in research and development, and 9 in general administration and finance. The Company also relies on a number of part-time employees and consultants. None of the Company's employees is represented by a collective bargaining agreement nor has the Company ever experienced a work stoppage. The Company believes that its relationship with its employees is good.

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

     Yuichi Iwaki, M.D., Ph.D., is Professor of Urology and Surgery at the University of Southern California. He also is Director, Transplantation Immunology and Immunogenetic Laboratory at the University of Southern California and is a Director of Avigen, Inc.

     Y.W. Kan, M.D., D.Sc., is the Louis K. Diamond Professor of Hematology at the University of California at San Francisco. He also is an Investigator of the Howard Hughes Medical Institute. Dr. Kan was the 1991 recipient of the Albert Lasker Clinical Medical Research Award and is noted as a leader in the fields of sickle cell anemia and thalassemia.

     Mark Kay, M.D., Ph.D., is a faculty member at the University of Washington. Dr. Kay was a recipient of the Upjohn Achievement Award for Excellence in Clinical Pharmacology and the Henry Christian Award for Excellence in Research. Dr. Kay was honored recently as an electee to the Board of Directors of the newly formed American Society of Gene Therapy. Dr. Kay is also a member of the editorial boards at Gene Therapy and Human Gene Therapy. As of August 1, 1998, Dr. Kay assumed the position of Director -- Program in Human Gene Therapy, and Associate Professor -- Department of Pediatrics and Genetics at Stanford University School of Medicine.

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

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

     (a) No material legal proceedings to which Avigen was a party or of which any of its property was the subject were pending during fiscal 1998.

     (b) No material legal proceedings were terminated during fiscal 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of the Company's common stock commenced trading in the over-the-counter market on the NASDAQ National Market on May 22, 1996, under the symbol "AVGN".

     The Company has never paid cash dividends and does not anticipate paying cash dividends in the forseeable future.

     The following table sets forth, for fiscal periods indicated, the range of high and low intraday sale prices available for the fiscal year 1997 and 1998.

                           1997                               HIGH      LOW
                           ----                              ------    ------
Year End 6/30/97...........................................  $7.375    $3.25

                           1998                               HIGH      LOW
                           ----                              ------    ------
Year End 6/30/98...........................................    $5      $1.875

     As of September 21, 1998, there were approximately 120 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                            FISCAL YEARS ENDED JUNE 30,
                                  -----------------------------------------------   OCTOBER 22, 1992 (INCEPTION)
                                      1998             1997             1996              TO JUNE 30, 1995
                                  -------------    -------------    -------------   ----------------------------
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Grant revenue.................   $      -0-       $       98       $       87               $   178
  Expenses:
     Research and development...        6,235            4,033            2,550                 5,780
     General and
       administrative...........        2,990            2,351            1,102                 3,155
                                   ----------       ----------       ----------               -------
                                        9,225            6,384            3,652                 8,935
                                   ----------       ----------       ----------               -------

  Loss from operations..........       (9,225)          (6,286)          (3,565)               (8,757)
  Interest income (expense)
     (net)......................          365             (710)            (531)                  (40)
  Other income (expense)........          (17)              (2)              (1)                  189
                                   ----------       ----------       ----------               -------
  Net loss......................   $   (8,877)      $   (5,578)      $   (4,097)              $(8,608)
                                   ----------       ----------       ----------               -------
  Net loss per share............   $    (1.22)      $     (.77)
                                   ==========       ==========
  Proforma net loss per share...           --               --       $     (.80)
                                   ----------       ----------       ----------
  Shares used in per share
     calculation................    7,298,271        7,286,146        5,141,951
                                   ==========       ==========       ==========
BALANCE SHEET DATA:
  Cash, cash equivalents and
     investments in marketable
     securities.................   $    4,477       $   13,039       $   16,443               $   203
  Working capital...............        4,635           11,936           15,364                  (916)
  Total assets..................        5,997           14,760           17,532                 1,841
  Capital lease obligations:
     Current....................          587              396               31                     4
     Long-term..................          860            1,084              176                   214
  Deficit accumulated during
     development stage..........      (27,160)         (18,283)         (12,705)               (8,608)
  Stockholders' equity..........        3,583           12,341           16,027                   184

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

OVERVIEW

     Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At June 30, 1998 the Company had an accumulated deficit of $27.2 million.

RESULTS OF OPERATIONS

  FISCAL YEARS ENDED JUNE 30, 1996, 1997 AND 1998.

     Grant revenue increased from $87,000 for the year ended June 30, 1996 to $98,000 for the year ended June 30, 1997, and decreased to -0- for the year ended June 30, 1998. Grant revenue for 1996, 1997 and 1998 consisted of reimbursements under a NIH grant. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     The Company's research and development expenses increased from $2.6 million for the year ended June 30, 1996 to $4 million for the year ended June 30, 1997, and increased to $6.2 million for the year ended June 30, 1998. The increase from fiscal 1996 to fiscal 1997 was due primarily to increases in personnel, employee related expenses, outside labs, temporary employees and increases in depreciation expense. The increase from fiscal 1997 to fiscal 1998 was due primarily to increases in personnel and temporary employees. The Company expects research and development spending to increase significantly over the next several years as the Company expands research and product development efforts.

     General and administrative expenses increased from 1.1 million for the year ended June 30, 1996 to 2.4 million for the year ended June 30, 1997 and increased to 3.0 million for the year ended June 30, 1998. The increase from fiscal 1996, fiscal 1997 and fiscal 1998 was due primarily to increases in executive personnel and costs associated with operating as a public company. General and administrative expenses are expected to increase as the level of the Company's activities increases but to decrease as a percentage of total expenses, with the expansion of the research and development efforts.

     Interest expense decreased from $581,000 for the year ended June 30, 1996 to $70,000 for the year ended June 30, 1997 and increased to $222,000 for the year ended June 30, 1998. The decrease from fiscal 1996 to fiscal 1997 was due primarily to the interest expense incurred related to the Company's bridge financing for the initial public offering in fiscal year 1996. The increase from fiscal 1997 to 1998 was due primarily to the Company's utilization of the equipment lease line.

     Interest income increased from $50,000 for the year ended June 30, 1996 to $780,000 for the year ended June 30, 1997 and decreased to $587,000 for the year ended June 30, 1998. The increase from fiscal 1996 to fiscal 1997 was due primarily to the investment of the proceeds of the initial public offering. The decrease from fiscal 1997 to fiscal 1998 was due primarily to the decreasing balance of the proceeds of the initial public offering.

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

     At June 30, 1998, the Company had cash, cash equivalents and investments in marketable securities of approximately $4.5 million. The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct the research and development activities and preclinical studies and clinical testing of its potential products and to market any products that are developed. The Company's facility is an approximately 23,000 square foot facility leased through May 2003. The Company believes that it will be able to renew the lease of this facility and find suitable alternate facilities in the same general area without a material disruption of its operations. Within the 23,000 square foot facility, the Company completed in October 1996 with the commencement of a 7,000 square foot expansion of its research and development facilities and administration offices. The construction cost was approximately $500,000. In November 1996, the Company secured a $2 million revolving line of credit with Wells Fargo Bank. In May 1997 the Company secured a $2 million capital lease from which $1.4 million was used as a sale-leaseback of existing equipment and for other leasehold improvements. To the extent the Company decides to develop its own manufacturing facilities, the Company would require substantial additional capital. The Company's cash requirements may vary materially from those now planned because of the results of research, development and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements and the purchase of additional capital equipment.

     The Company's common stock is traded on the Nasdaq National Market ("Nasdaq"). In order to maintain its listing on Nasdaq, the Company must maintain net tangible assets, market capitalization and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. The Company believes that maintaining its listing on Nasdaq is central to its ability to raise additional funds as well as to provide liquidity to investors. The Company failed to meet the Nasdaq net tangible asset listing requirement at June 30, 1998. The Company will be required to generate sufficient revenue or raise additional capital to maintain Nasdaq listing requirements through second fiscal quarter 1999.

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

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Company is in the process of working with its software vendors to ensure that the software that the Company has licensed from third parties will operate properly in the year 2000 and beyond. In addition, the Company is working with its external suppliers and service providers to ensure that they and their systems will be able to support the Company's needs and, where necessary, interoperate with the Company's server and networking hardware and software infrastructure in preparation for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problems of either the Company, its customers or vendors could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 8. FINANCIAL STATEMENTS

     The financial statements required by this item are set forth beginning at page F1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required is hereby incorporated by reference from the information contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held November 19, 1998 (the "Proxy Statement").

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

        (3) Exhibits

    EXHIBIT
    NUMBER                             EXHIBITS
    -------                            --------
     3.1*    Amended and Restated Certificate of Incorporation
     3.2*    Restated Bylaws of the Registrant
     4.1*    Specimen Common Stock Certificate
    10.2*    1993 Stock Option Plan
    10.3*    1996 Equity Incentive Plan
    10.4*    Form of Incentive Stock Option Grant
    10.5*    Form of Nonstatutory Stock Option Grant
    10.6*    1996 Non-Employee Director Stock Option Plan
    10.7*    Form of Series C Investors' Rights Agreement
    10.8*    Form of Indemnification Agreement between the Registrant and its directors and executive officers
    10.9*    Form of Common Stock Warrant
    10.10*   Form of Series A Preferred Stock Warrant
    10.11*   Form of Series B Preferred Stock Warrant
    10.12*   Form of Series C Preferred Stock Warrant
    10.13*   Form of Series D Preferred Stock Warrant
    10.14*   Form of Series A Preferred Stock Subscription Agreement
    10.15*   Form of Series B Preferred Stock Subscription Agreement
    10.16*   Form of Series C Preferred Stock Subscription Agreement
    10.17*   Form of Unit Purchase Agreement
    10.19*   Form of Bridge Warrant
    10.20*   License Agreement between the Registrant and Research
             Corporation Technologies, Inc., dated May 15, 1992, as
             amended as of March 21, 1996 and April 26, 1996
    10.21*   License Agreement between the Registrant and The Johns
             Hopkins University, dated November 23, 1993, as amended as of March 21, 1996
    10.22*   License Agreement between the Registrant and The University of Manitoba, dated February 2, 1994
    10.23*   Form of Underwriters' Warrant
    10.24*   Lease Agreement between Registrant and Redding Management,
             Inc., dated September 15, 1992, as amended June 30, 1995
    10.25*   Registration Rights Agreement between the Registrant and
             certain stockholders named therein, dated November 1992
    10.26*   Registration Rights and Transfer Restriction Agreement
             between the Registrant and Research Corporation
             Technologies, Inc., The Indiana University Foundation and
             Arun Srivastava, dated May 15, 1992, as amended October 1992
    10.27*+  Employment Agreement dated August 10, 1992, between the
             Company and John Monahan.
    10.28*+  Employment Agreement dated October 19, 1992, between the
             Company and Wanda deVlaminck
    10.29+   Employment Agreement dated August 14, 1996, between the
             Company and Thomas J. Paulson
    10.30+   Employment Agreement dated October 23, 1996, between the
             Company and Robert M. Maurer

    EXHIBIT
    NUMBER                             EXHIBITS
    -------                            --------
    10.31+   Employment Agreement dated December 13, 1993, between the
             Company and Gary Kurtzman
    10.32**  Revolving line of credit signed November 22, 1996 with Wells
             Fargo Bank
    10.33**  Equipment lease dated May 22, 1997 with Transamerica
             Business Credit Corporation
    10.34    Form of Common Stock and Warrant Purchase Agreement
    11.1*    Statement re: computation of net loss per share
    23.1     Consent of Ernst & Young LLP, Independent Auditors
    24.1     Power of Attorney (Reference to the signature page herein)
    27.1     Financial Data Schedule

---------------
 * Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

 + Management Contract or Compensation Plan.

     (b) The Company has filed no reports on Form 8-K.

** Filed as an exhibit to the Registrant's Annual Report on Form 10-K (No.
   0-28222) and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 1998                 AVIGEN, INC.

                                          By:
                                            ------------------------------------
                                                    John Monahan, Ph.D.
                                             President, Chief Executive Officer
                                                         and Director

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                                                       President, Chief Executive    September 27, 1998
-----------------------------------------------------  Officer and Director
                 John Monahan, Ph.D.                   (Principal Executive
                                                       Officer)

                                                       Chief Financial Officer       September 27, 1998
-----------------------------------------------------
                  Thomas J. Paulson

                                                       Controller (Principal         September 27, 1998
-----------------------------------------------------  Accounting Officer)
                     Glenn Bauer

                                                       Chairman of the Board         September 27, 1998
-----------------------------------------------------
              Philip J. Whitcome, Ph.D.

                                                       Director                      September 27, 1998
-----------------------------------------------------
                Zola Horovitz, Ph.D.

                                                       Director                      September 27, 1998
-----------------------------------------------------
              Yuichi Iwaki, M.D., Ph.D.

                                                       Director                      September 27, 1998
-----------------------------------------------------
                  Richard T. Pratt

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                                                       Director                      September 27, 1998
-----------------------------------------------------
            John K.A. Prendergast, Ph.D.

                                                       Director                      September 27, 1998
-----------------------------------------------------
             Lindsay A. Rosenwald, M.D.

                                                       Director                      September 27, 1998
-----------------------------------------------------
                 Leonard P. Shaykin

                        *By:
  ------------------------------------------------
                 John Monahan, Ph.D.
                  Attorney-in-Fact

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   29
Balance Sheets at June 30, 1997 and 1996....................   30
Statements of Operations for Years Ended June 30, 1997, 1996
  and 1995..................................................   31
Statements of Stockholders' Equity for Years Ended June 30,
  1997, 1996 and 1995.......................................   32
Statements of Cash Flows for Years Ended June 30, 1997, 1996
  and 1995..................................................   35
Notes to Financial Statements...............................   36

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Avigen, Inc.

We have audited the accompanying balance sheets of Avigen, Inc. (a development stage company) as of June 30, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows each of the three years in the period ended June 30, 1998 and for the period from October 22, 1992 (inception) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avigen, Inc. at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 and for the period from October 22, 1992 (inception) through June 30, 1998, in conformity with generally accepted accounting principles.

Walnut Creek, California
August 13, 1998, except for Note 10, for which the date is September 24, 1998.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                     ASSETS

                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  1,280    $  3,407
  Investments in marketable securities......................     3,197       9,632
                                                              --------    --------
Total current assets........................................     4,477      13,039
Property and equipment, net.................................     1,359       1,651
Deposits and other assets...................................       161          70
                                                              --------    --------
          Total assets......................................  $  5,997    $ 14,760
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    244    $    434
  Accrued compensation and related expenses.................       147         117
  Other accrued liabilities.................................       384         156
  Current portion of capital lease obligations..............       587         396
                                                              --------    --------
Total current liabilities...................................     1,362       1,103
Accrued rent................................................       192         232
Capital lease obligations, less current portion.............       860       1,084

Commitments

Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares
     authorized, 7,305,858 shares issued and outstanding at
     June 30, 1998; 7,288,580 shares issued and outstanding
     at June 30, 1997.......................................         7           7
  Additional paid-in capital................................    30,782      30,704
  Deferred compensation.....................................       (46)        (87)
  Deficit accumulated during the development stage..........   (27,160)    (18,283)
                                                              --------    --------
Total stockholders' equity..................................     3,583      12,341
                                                              --------    --------
          Total liabilities and stockholders' equity........  $  5,997    $ 14,760
                                                              ========    ========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                                     PERIOD FROM
                                                                                   OCTOBER 22, 1992
                                                  YEAR ENDED JUNE 30,                (INCEPTION)
                                         --------------------------------------        THROUGH
                                            1998          1997          1996        JUNE 30, 1998
                                         ----------    ----------    ----------    ----------------
Grant revenue..........................  $       --    $       98    $       87        $    363
Expenses:
  Research and development.............       6,235         4,033         2,550          18,598
  General and administrative...........       2,990         2,352         1,102           9,599
                                         ----------    ----------    ----------        --------
                                              9,225         6,385         3,652          28,197
                                         ----------    ----------    ----------        --------

Loss from operations...................      (9,225)       (6,287)       (3,565)        (27,834)
Interest expense.......................        (222)          (70)         (581)           (952)
Interest income........................         587           780            50           1,457
Other (expense) income.................         (17)           (1)           (1)            169
                                         ----------    ----------    ----------        --------
Net loss...............................  $   (8,877)   $   (5,578)   $   (4,097)       $(27,160)
                                         ==========    ==========    ==========        ========
Historical basic and diluted net loss
  per share............................  $    (1.22)   $     (.77)
                                         ==========    ==========
Pro forma basic and diluted net loss
  per share............................                              $     (.80)
                                                                     ==========
Shares used in historical basic and
  diluted per share calculation........   7,298,271     7,286,146
                                         ==========    ==========
Shares used in pro forma basic and
  diluted per share calculation........                               5,141,951
                                                                     ==========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 1998
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                          CLASS B
                                                                                        CONVERTIBLE
                                             PREFERRED STOCK        COMMON STOCK        COMMON STOCK     ADDITIONAL
                                           -------------------   ------------------   ----------------    PAID-IN       DEFERRED
                                             SHARES     AMOUNT    SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     COMPENSATION
                                           ----------   ------   ---------   ------   -------   ------   ----------   ------------
Balance at October 22, 1992
  (inception)............................          --    $--            --    $--          --    $--      $    --         $--
  Issuance of common stock at $.004 per
    share in November and December
    1992.................................          --     --       896,062      1          --     --            4          --
  Issuance of common stock at $.554 per
    share from January to June 1993 for
    services rendered....................          --     --        20,316     --          --     --           11          --
  Issuance of common stock at $.004 to
    $.222 per share from November 1992 to
    March 1993 for cash..................          --     --     1,003,406      1          --     --           54          --
  Issuance of Class B common stock at
    $.004 per share in December 1992 for
    cash.................................          --     --            --     --      90,293     --            1          --
  Issuance of Series A preferred stock at
    $4.43 per share from March to June
    1993 for cash (net of issuance costs
    of $410,900).........................     678,865      1            --     --          --     --        2,595          --
  Issuance of Series A preferred stock at
    $3.85 per share in March 1993 for
    cancellation of note payable and
    accrued interest.....................      68,991     --            --     --          --     --          266          --
  Issuance of common stock at $.004 per
    share in November 1993 pursuant to
    antidilution rights..................          --     --        22,869     --          --     --            1          --
  Issuance of Series A preferred stock at
    $4.43 per share from July to November
    1993 for cash and receivable (net of
    issuance costs of $187,205)..........     418,284     --            --     --          --     --        1,665          --
  Issuance of Series B preferred stock at
    $5.54 per share in March 1994 for
    cash (net of issuance costs of
    $34,968).............................     128,031     --            --     --          --     --          674          --
  Issuance of Series C preferred stock at
    $4.87 per share from July 1994 to
    June 1995 for cash and receivables
    (net of issuance costs of
    $259,620)............................     739,655      1            --     --          --     --        3,344          --

                                             DEFICIT
                                           ACCUMULATED
                                           DURING THE        TOTAL
                                           DEVELOPMENT   STOCKHOLDERS'
                                              STAGE         EQUITY
                                           -----------   -------------
Balance at October 22, 1992
  (inception)............................   $     --        $    --
  Issuance of common stock at $.004 per
    share in November and December
    1992.................................         --              5
  Issuance of common stock at $.554 per
    share from January to June 1993 for
    services rendered....................         --             11
  Issuance of common stock at $.004 to
    $.222 per share from November 1992 to
    March 1993 for cash..................         --             55
  Issuance of Class B common stock at
    $.004 per share in December 1992 for
    cash.................................         --              1
  Issuance of Series A preferred stock at
    $4.43 per share from March to June
    1993 for cash (net of issuance costs
    of $410,900).........................         --          2,596
  Issuance of Series A preferred stock at
    $3.85 per share in March 1993 for
    cancellation of note payable and
    accrued interest.....................         --            266
  Issuance of common stock at $.004 per
    share in November 1993 pursuant to
    antidilution rights..................         --              1
  Issuance of Series A preferred stock at
    $4.43 per share from July to November
    1993 for cash and receivable (net of
    issuance costs of $187,205)..........         --          1,665
  Issuance of Series B preferred stock at
    $5.54 per share in March 1994 for
    cash (net of issuance costs of
    $34,968).............................         --            674
  Issuance of Series C preferred stock at
    $4.87 per share from July 1994 to
    June 1995 for cash and receivables
    (net of issuance costs of
    $259,620)............................         --          3,345

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 1998
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                          CLASS B
                                                                                        CONVERTIBLE
                                             PREFERRED STOCK        COMMON STOCK        COMMON STOCK     ADDITIONAL
                                           -------------------   ------------------   ----------------    PAID-IN       DEFERRED
                                             SHARES     AMOUNT    SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     COMPENSATION
                                           ----------   ------   ---------   ------   -------   ------   ----------   ------------
  Issuance of Series C preferred stock at
    $4.87 per share in June 1995 for
    cancellation of notes payable........      35,500    $--            --    $--          --    $--      $   173         $--
  Net loss from inception to June 30,
    1995.................................          --     --            --     --          --     --           --          --
                                           ----------    ---     ---------    ---     -------    ---      -------         ---
Balance at June 30, 1995.................   2,069,326      2     1,942,653      2      90,293     --        8,788          --
  Issuance of Series C preferred stock at
    $4.87 per share in July 1995 for cash
    (net of issuance costs of $26,000)...      41,042     --            --     --          --     --          174          --
  Issuance of Series D preferred stock at
    $7.09 per share from October 1995 to
    February 1996 for cash (net of
    issuance costs of $25,279)...........     205,351     --            --     --          --     --        1,430          --
  Issuance of Series D preferred stock at
    $7.09 per share in March 1996 in
    settlement of accounts payable.......      22,574     --            --     --          --     --          160          --
  Issuance of common stock at $.004 per
    share in March 1996 pursuant to
    antidilution rights..................          --     --        17,630     --          --     --            1          --
  Issuance of stock options in February
    1996 in settlement of certain accrued
    liabilities..........................          --     --            --     --          --     --          137          --
  Conversion of Class B common stock to
    common stock.........................          --     --       231,304      1     (90,293)    --           (1)         --
  Issuance of warrants to purchase common
    stock in connection with 1996 bridge
    financing in March 1996..............          --     --            --     --          --     --          300          --
  Conversion of preferred stock to common
    stock in May 1996                      (2,338,293)    (2)    2,355,753      2          --     --           (1)         --
  Issuance of common stock at $8.00 per
    share in connection with the May 1996
    initial public offering (net of
    issuance costs of $798,414 and
    underwriting discount of $1,500,000)           --     --     2,500,000      2          --     --       17,699          --

                                             DEFICIT
                                           ACCUMULATED
                                           DURING THE        TOTAL
                                           DEVELOPMENT   STOCKHOLDERS'
                                              STAGE         EQUITY
                                           -----------   -------------
  Issuance of Series C preferred stock at
    $4.87 per share in June 1995 for
    cancellation of notes payable........   $     --        $   173
  Net loss from inception to June 30,
    1995.................................      8,608          8,608
                                            --------        -------
Balance at June 30, 1995.................     (8,608)           184
  Issuance of Series C preferred stock at
    $4.87 per share in July 1995 for cash
    (net of issuance costs of $26,000)...         --            174
  Issuance of Series D preferred stock at
    $7.09 per share from October 1995 to
    February 1996 for cash (net of
    issuance costs of $25,279)...........         --          1,430
  Issuance of Series D preferred stock at
    $7.09 per share in March 1996 in
    settlement of accounts payable.......         --            160
  Issuance of common stock at $.004 per
    share in March 1996 pursuant to
    antidilution rights..................         --              1
  Issuance of stock options in February
    1996 in settlement of certain accrued
    liabilities..........................         --            137
  Conversion of Class B common stock to
    common stock.........................         --             --
  Issuance of warrants to purchase common
    stock in connection with 1996 bridge
    financing in March 1996..............         --            300
  Conversion of preferred stock to common
    stock in May 1996                             --             (1)
  Issuance of common stock at $8.00 per
    share in connection with the May 1996
    initial public offering (net of
    issuance costs of $798,414 and
    underwriting discount of $1,500,000)          --         17,702

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 1998
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                          CLASS B
                                                                                        CONVERTIBLE
                                             PREFERRED STOCK        COMMON STOCK        COMMON STOCK     ADDITIONAL
                                           -------------------   ------------------   ----------------    PAID-IN       DEFERRED
                                             SHARES     AMOUNT    SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     COMPENSATION
                                           ----------   ------   ---------   ------   -------   ------   ----------   ------------
  Proceeds from exercise of options in
    June 1996                                      --    $--         6,178    $--          --    $--      $     3        $  --
  Repurchase of common stock                       --     --       (18,325)    --          --     --           (1)          --
  Deferred compensation                            --     --            --     --          --     --          164         (128)
  Net loss                                         --     --            --     --          --     --           --           --
                                           ----------    ---     ---------    ---     -------    ---      -------        -----
Balance at June 30, 1996                           --     --     7,035,193      7          --     --       28,853         (128)
  Issuance of common stock at $8.00 per
    share in July 1996 in connection with
    the exercise of underwriters'
    over-allotment option (net of
    underwriting discount of $150,000)             --     --       250,000     --          --     --        1,850           --
  Proceeds from exercise of options                --     --         3,387     --          --     --            1           --
  Amortization of deferred compensation            --     --            --     --          --     --           --           41
  Net loss                                         --     --            --     --          --     --           --           --
                                           ----------    ---     ---------    ---     -------    ---      -------        -----
Balance at June 30, 1997                           --     --     7,288,580      7          --     --       30,704          (87)
  Proceeds from exercise of options                --     --        17,278     --          --     --           10           --
  Amortization of deferred compensation            --     --            --     --          --     --           --           41
  Options granted for services                     --     --            --     --          --     --           68           --
  Net loss                                         --     --            --     --          --     --           --           --
                                           ----------    ---     ---------    ---     -------    ---      -------        -----
Balance at June 30, 1998                           --    $--     7,305,858    $ 7          --     --      $30,782        $ (46)
                                           ==========    ===     =========    ===     =======    ===      =======        =====

                                             DEFICIT
                                           ACCUMULATED
                                           DURING THE        TOTAL
                                           DEVELOPMENT   STOCKHOLDERS'
                                              STAGE         EQUITY
                                           -----------   -------------
  Proceeds from exercise of options in
    June 1996                               $     --        $     3
  Repurchase of common stock                      --             (1)
  Deferred compensation                           --             35
  Net loss                                    (4,097)        (4,097)
                                            --------        -------
Balance at June 30, 1996                     (12,705)        16,027
  Issuance of common stock at $8.00 per
    share in July 1996 in connection with
    the exercise of underwriters'
    over-allotment option (net of
    underwriting discount of $150,000)            --          1,850
  Proceeds from exercise of options               --              1
  Amortization of deferred compensation           --             41
  Net loss                                    (5,578)        (5,578)
                                            --------        -------
Balance at June 30, 1997                     (18,283)        12,341
  Proceeds from exercise of options               --             10
  Amortization of deferred compensation           --             41
  Options granted for services                    --             68
  Net loss                                    (8,877)        (8,877)
                                            --------        -------
Balance at June 30, 1998                    $(27,160)       $ 3,583
                                            ========        =======

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  PERIOD FROM
                                                                                                OCTOBER 22, 1992
                                                                   YEAR ENDED JUNE 30,            (INCEPTION)
                                                              ------------------------------        THROUGH
                                                               1998        1997       1996       JUNE 30, 1998
                                                              -------    --------    -------    ----------------
OPERATING ACTIVITIES
Net loss....................................................  $(8,877)   $ (5,578)   $(4,097)       $(27,160)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization...........................      678         558        412           2,354
    Amortization of deferred compensation...................       41          41         35             116
    Write-off of organization costs.........................       --          --         --             146
    Noncash interest expense................................       --          --        494             510
    Common stock issued for services........................       --          --         --              11
    Stock options issued for services.......................       68          --         --              68
    Changes in operating assets and liabilities:
       Prepaids, deposits and other assets..................      (91)        (35)        11            (161)
       Accounts payable, other accrued liabilities and
         accrued compensation and related expenses..........       67        (341)        82           1,071
       Accrued rent.........................................      (39)        (17)        75             192
                                                              -------    --------    -------        --------
Net cash used in operating activities.......................   (8,153)     (5,372)    (2,988)        (22,853)
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (387)     (1,156)       (57)         (3,460)
Disposal of property and equipment..........................       --          --         47              47
Organization costs..........................................       --          --         --            (219)
Purchase of marketable securities...........................   (7,405)    (22,514)    (8,352)        (38,270)
Sale of marketable securities...............................   13,840      21,233         --          35,073
                                                              -------    --------    -------        --------
Net cash provided by (used in) investing activities.........    6,048      (2,437)    (8,362)         (6,829)
FINANCING ACTIVITIES
Proceeds from notes payable.................................       --          --        200           2,133
Repayment of notes payable..................................       --          --       (200)         (1,710)
Proceeds from 1996 bridge financing.........................       --          --      1,937           1,937
Payment of bridge financing costs...........................       --          --       (194)           (194)
Repayment of 1996 bridge financing..........................       --          --     (1,937)         (1,937)
Payments on capital lease obligations.......................     (522)       (165)       (11)           (706)
Proceeds from sale-leaseback of equipment...................      490       1,437         --           1,927
Proceeds from issuance of preferred stock, net of issuance
  costs.....................................................       --          --      1,738           9,885
Proceeds from issuance of common stock, net of issuance
  costs and repurchases.....................................       10       1,852     17,705          19,627
                                                              -------    --------    -------        --------
Net cash (used in) provided by financing activities.........      (22)      3,124     19,238          30,962
Net (decrease) increase in cash and cash equivalents........   (2,127)     (4,685)     7,888           1,280
Cash and cash equivalents, beginning of period..............    3,407       8,092        203              --
                                                              -------    --------    -------        --------
Cash and cash equivalents, end of period....................  $ 1,280    $  3,407    $ 8,091        $  1,280
                                                              =======    ========    =======        ========
SUPPLEMENTAL DISCLOSURE
Issuance of preferred stock for cancellation of accounts
  payable, notes payable and accrued interest...............  $    --    $     --    $   160        $    499
Issuance of stock options for repayment of certain accrued
  liabilities...............................................       --          --        137             137
Issuance of warrants in connection with bridge financing....       --          --        300             300
Deferred compensation related to stock option grants........       --          --        163             163
Purchase of property and equipment under capital lease
  financing.................................................       --          --         --             226
Cash paid for interest......................................      222          70         87             459

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

     The Company expects to continue to have substantial losses over the next several years during its development state. The Company plans to meet its capital requirements primarily through issuances of equity securities, research and development contract revenue, and in the longer term, revenue from product sales. The Company intends to seek additional funding through public or private equity or debt financing, when market conditions allow. There can be no assurance that the Company will be able to enter into financing arrangements on acceptable terms or at all. Without such additional funding, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs. If the Company cannot raise additional capital, management will reduce its operations to continue as a going concern through at least June 30, 1999.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities consist principally of available-for-sale government and corporate debt securities with a minimum short-term rating of A1/P1 and a minimum long-term rating of A and with maturities of less than one year. Realized and unrealized gains and losses have been insignificant to the results of operations and financial position of the Company. All investments are classified as available for sale. Total cash, cash equivalents, and marketable securities, at amounts which approximate fair value, are as follows (in thousands):

                                                                 JUNE 30,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
Cash in banks..............................................  $1,280    $1,477
Corporate debt securities..................................     486     8,361
Federal Home Loan Mortgage Obligations.....................     999        --
U.S. Treasury Notes........................................   1,712     3,201
                                                             ------    ------
                                                             $4,477    $13,039
                                                             ======    ======

RESTRICTED CASH

     Deposits and other assets at June 30, 1998 include a $151,000 cash deposit maintained under the terms of an equipment lease.

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

RESEARCH AND DEVELOPMENT COSTS

     Costs to develop the Company's products are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," which establishes accounting and reporting standards for research and development.

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and not for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

BASIC AND DILUTED NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options, warrants, and convertible securities. Basic net loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share excludes the effect of the potential shares to be issued upon the assumed exercise of the options and warrants because the effect of inclusion of such shares would be antidilutive due to the loss for all periods presented. All net loss per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements. The adoption of SFAS 128 did not have a material impact on the Company's earnings per share calculation for all periods presented.

     Pro forma net loss per share, as presented in the accompanying statements of operations, has been computed as described above and also gives effect to common equivalent shares from convertible preferred stock issued from the initial public offering that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective July 1, 1998, the Company will be required to adopt Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components;

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) however, the adoption of this statement is not expected to have a significant impact on the Company's financial position or results of operations.

     Effective for the financial statements for the year ended June 30, 1999, the Company will be required to adopt Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Given that the Company operates in one segment, the adoption of SFAS 131 is expected to have no significant impact on the Company's results of operations, financial position or disclosure of segment information.

 2. LICENSING AGREEMENTS

     The Company has entered into various license agreements with universities and medical research centers for the use of certain technologies related to its gene therapy product development programs. Generally, such agreements require the Company to pay the licensor a royalty on sales of products incorporating the licensed technology. Certain of these agreements require the Company to pay minimum royalties for specified periods and payments upon the achievement of specified milestones. These agreements are generally cancelable by the Company upon written notice without significant financial penalty, or by the licensor if the Company does not meet development milestones specified in the agreements.

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

     The Company entered into an exclusive license agreement for the use of patented technology with Research Corporation Technology ("RCT"). This agreement requires the Company to achieve certain development milestones in order to continue to use the technology. The Company must exercise its best efforts to commercially develop, promote and sell products covered by the licensed patent rights, and is obligated to file an Investigational New Drug application ("IND"), by the end of 1998 and a product license application or a new drug application by the end of 2000. In the event the Company fails to achieve any of these milestones by their applicable deadlines, the Company has the right to pay RCT additional fees of up to $250,000 to extend certain of the deadlines for specified periods. RCT may terminate the agreement if the Company becomes insolvent or bankrupt or fails to perform any of its obligations under the agreement.

 3. NOTES PAYABLE

     In March 1996, the Company completed a bridge financing pursuant to which it issued $1,938,000 principal amount of bridge notes payable including $295,000 to certain stockholders and members of the Board of Directors and warrants to purchase 193,750 shares of common stock (see Note 5). The bridge notes were paid, together with interest at the rate of 12% per annum, following the completion of the Company's May 1996 initial public offering.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 4. COMMITMENTS

LEASES

     The Company leases its facility under a noncancelable operating lease agreement. The lease agreement has variable payment terms; however, the Company is recognizing rent expense on a straight-line basis over the life of the lease which expires in May 2003. The Company has also entered into various capital leases for property and equipment. The Company secured a $2 million capital lease facility of which approximately $1.4 million was used by the Company in fiscal 1997 to complete a sale-leaseback transaction for a portion of its property and equipment. In fiscal 1998, approximately $490,000 of this lease facility was used to finance equipment under an additional sale-leaseback transaction. At June 30, 1998, approximately $110,000 is available under this facility for future equipment financings. The property and equipment financed under the sale-leaseback transactions were sold at net book value; therefore, no gain or loss was realized from these transactions. At June 30, 1998, the Company also has $3 million available under capital lease facilities for future property and equipment financings. Future minimum lease payments under noncancelable operating and capital leases having terms in excess of one year are as follows (in thousands):

                                                           CAPITAL    OPERATING
                                                           LEASES       LEASE
                                                           -------    ---------
Year ending June 30:
  1999...................................................  $  752      $  420
  2000...................................................     828         420
  2001...................................................     119         420
  2002...................................................      --         420
  2003...................................................      --         367
  Thereafter.............................................      --          --
                                                           ------      ------
  Total minimum lease payments...........................   1,699      $2,045
                                                                       ======
  Less amount representing interest......................    (251)
                                                           ------
  Present value of minimum lease payments................   1,447
  Less current portion of capital lease obligations......    (587)
                                                           ------
  Long-term capital lease obligations....................  $  860
                                                           ======

     Rent expense for fiscal 1998 was $425,000 ($398,000 in 1997 and $377,000 in
1996).

LINE OF CREDIT

     The Company has a $2 million revolving line of credit with a financial institution that bears interest at the bank's prime rate. As of June 30, 1998, no amounts have been drawn from these available funds. This line of credit expires on September 30, 1998 and is collateralized by cash and investments.

 5. STOCKHOLDERS' EQUITY

COMMON STOCK

     In May 1996, the Company consummated an initial public offering of 2,500,000 shares of common stock which raised approximately $17.7 million in cash, net of expenses.

     In May 1996, in contemplation of the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation to effect a one for
4.43 reverse stock split of all outstanding shares of common stock, preferred stock, stock options and warrants. All shares and per share data in the accompanying financial statements have been adjusted retroactively to give effect to the reverse stock split. The Amended

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 5. STOCKHOLDERS' EQUITY (CONTINUED)
and Restated Certificate of Incorporation also reduced the authorized stock of the Company such that the Company is authorized to issue 5,000,000 shares of preferred stock, and 30,000,000 shares of common stock.

WARRANTS

     At June 30, 1998, the Company had outstanding warrants to purchase shares of common stock as follows (see Note 7 for a description of warrants issued to related parties):

SHARES   EXERCISE PRICE          EXPIRATION DATE
------   --------------          ---------------
 61,014  $4.87            November 1998
 78,065  $5.36            June 2000 - September 2005
 14,548  $6.11            March 1999
193,750  $6.40            March 2001
 19,375  $7.04            March 2001
  4,513  $7.09            November 2005
 45,272  $7.80            March 2001
250,000  $9.60            May 2001
-------                   -----------------------------
666,537  $4.87 - 9.60     November 1998 - November 2005
=======                   =============================

     The warrants to acquire 193,750 shares of common stock at an exercise price of $6.40 were when issued in connection with a bridge financing transaction ("the bridge warrants") in March 1996. The bridge warrants were assigned a value of $300,000 which was reflected as a discount on the bridge notes and was accreted as additional financing (interest) expense over the term of the bridge notes. Management has determined that the fair value of all other warrants is not material.

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

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 5. STOCKHOLDERS' EQUITY (CONTINUED)
     In May 1996, the Company established a Stock Option Plan ("1996 Plan") which provides for grants of options to employees, directors and consultants of the Company to purchase up to 1,300,000 shares of common stock. Under the 1996 Plan, options may be granted at a price per share not less than the fair market value at the date of grant. Options granted generally have a maximum term of 10 years from the grant date and become exercisable over four years. Option activity under the 1993 and 1996 Plans was as follows:

                                                     OUTSTANDING OPTIONS
                                         -------------------------------------------
                                                                         WEIGHTED
                                                                         AVERAGE
                                                    EXERCISE PRICE    EXERCISE PRICE
                                         SHARES         RANGE           PER SHARE
                                         -------    --------------    --------------
Outstanding at June 30, 1994...........   63,204    $ .44                 $ .44
  Granted..............................  115,237    .44 -  .66              .44
  Canceled.............................  (16,930)   .44                     .44
                                         -------
Outstanding at June 30, 1995...........  161,511    .44 -  .66              .44
  Granted..............................  193,476    .44 -  .71              .53
  Canceled.............................  (65,611)   .44 -  .66              .46
  Exercised............................   (6,178)   .44 -  .49              .46
                                         -------
Outstanding at June 30, 1996...........  283,198    .44 -  .71              .52
  Granted..............................  551,127    3.63 - 4.00            3.86
  Canceled.............................   (4,066)   .44 - 3.38              .94
  Exercised............................   (3,387)   .44 -  .71              .50
                                         -------
Outstanding at June 30, 1997...........  826,872    .44 - 4.00             1.94
  Granted..............................  234,025    2.13 - 3.88            2.84
  Canceled.............................  (74,456)   .44 - 3.88             3.23
  Exercised............................  (17,278)   .44 -  .71              .60
                                         -------     ------------         -----
Outstanding at June 30, 1998...........  969,163    $ .44 - 4.00          $2.05
                                         =======     ============         =====

     In July 1995, the Company granted a member of its Board of Directors an option to purchase 515,248 shares of common stock at $0.49 per share, exercisable for five years from the date of grant. The shares vest in equal monthly installments over 36 months. The shares issuable upon exercise of such options may be issued prior to vesting but such shares are subject to repurchase at the original price per share upon termination of services to the Company. Such grant was made outside of the 1993 and 1996 Plans.

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

     In March 1996, the Board of Directors adopted and in April 1996 the stockholders approved the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") and reserved 200,000 shares of common stock for issuance there under. The Directors' Plan provides for automatic grants of options to purchase shares of common stock to non-employee directors of the Company. The Directors' Plan was effective upon the closing of the initial public offering. As of June 30, 1998, options to purchase 70,000 shares of common stock

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 5. STOCKHOLDERS' EQUITY (CONTINUED)
at $3.25 - $6.00 per share, exercisable for five years from the date of grant, have been granted under the Directors' Plan. None of the options granted under the Directors' Plan have been exercised at June 30, 1998.

     The following table summarizes information with regard to stock options outstanding at June 30, 1998:

                                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                  -----------------------------------------------   --------------------------
                              WEIGHTED AVERAGE   WEIGHTED AVERAGE             WEIGHTED AVERAGE
   RANGE OF                      REMAINING           EXERCISE                     EXERCISE
EXERCISE PRICES    SHARES     CONTRACTUAL LIFE        PRICE         SHARES         PRICE
---------------   ---------   ----------------   ----------------   -------   ----------------
  $.44 -  .71       764,416         6.94              $ .50         701,572        $ .50
  2.13 - 3.50       274,400         9.37               2.89          39,435         2.92
  3.63 - 3.88       316,595         8.34               3.64         125,492         3.63
  4.00 - 6.00       199,000         8.39               4.35          73,049         4.32
                  ---------                                         -------
                  1,554,411                                         939,548
                  =========                                         =======

     At June 30, 1998, 580,005, 600,000 and 130,000 options were available for future grant under the 1996 Plan, the Incentive Plan and the Director Plan, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                           YEAR ENDED JUNE 30,
                                                           --------------------
                                                            1998         1997
                                                           -------      -------
Expected volatility......................................  3.3917       .8448
Risk free interest rate..................................  5.51%        6.44%
Life of options in years.................................  5            5
Expected dividend yield..................................  --           --

     The weighted-average grant-date fair value of options granted during fiscal 1998 and 1997 was $2.75 and $2.78, respectively.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                           YEAR ENDED JUNE 30
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Net loss -- as reported                                    $(8,876)   $(5,578)
Net loss -- pro forma                                       (9,460)    (5,936)
Net loss per share basic and diluted -- as reported          (1.22)      (.77)
Net loss per share basic and diluted -- pro forma            (1.30)      (.81)

     Because SFAS 123 is applicable only to options granted subsequent to June 30, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

     For certain options granted during fiscal 1996, the Company recognized as deferred compensation the excess of the deemed value for financial reporting purposes of the common stock issuable upon the exercise of such options over the aggregate exercise price of such options. Total deferred compensation of $163,000 is being amortized by changes to operations over the vesting period for such options.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 5. STOCKHOLDERS' EQUITY (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN

     In September 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("Purchase Plan"). A total of 360,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of June 30, 1998, there have been no employee contributions to the Purchase Plan.

 6. BALANCE SHEET DETAIL

     Accrued liabilities consist of the following (in thousands):

                                                                JUNE 30
                                                              ------------
                                                              1998    1997
                                                              ----    ----
Accrued consulting fees.....................................  $157    $ 75
Accrued license fees........................................    98      75
Other.......................................................   129       6
                                                              ----    ----
                                                              $384    $156
                                                              ====    ====

     Property and equipment consist of the following (in thousands):

                                                                JUNE 30
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Leasehold improvements...................................  $ 1,116    $ 1,116
Leasehold improvements under capital lease...............      485        485
Office equipment under capital lease.....................      145        127
Furniture under capital lease............................      154        143
Laboratory equipment under capital lease.................    1,736      1,379
                                                           -------    -------
Property and equipment...................................    3,635      3,249
Accumulated depreciation and amortization................   (2,276)    (1,598)
                                                           -------    -------
Net property and equipment...............................  $ 1,359    $ 1,651
                                                           =======    =======

     Accumulated amortization of assets under capital leases was $1,200,000 and $745,000 at June 30, 1998 and 1997, respectively.

 7. RELATED PARTY TRANSACTIONS

     As part of its continuous program of research an development, the Company retains consultants to advise the Company. Certain of the consultants are holders of the Company's common stock or options to purchase common stock. Consulting expenses relating to these stockholders and option holders were $141,000, $174,000, and $275,000, for fiscal 1998, 1997 and 1996, respectively.
The amounts payable to these consultants at June 30, 1998 and 1997 were $157,000, and $75,000, respectively.

     In fiscal 1998, the Company paid a Board member $100,000 for consulting services related to services performed for the Company.

     A stockholder and Director of the Company (the "Director") is an officer and sole stockholder of the Placement Agent. In connection with various preferred stock offerings, the Placement Agent received commissions and expense reimbursements of $815,000, and warrants to purchase up to 91,415 shares of the Company's common stock at exercise prices ranging from $4.87 to $7.04 (see Note
5).

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 7. RELATED PARTY TRANSACTIONS (CONTINUED)
     During fiscal 1996, entities managed by the Director and another member of the Board of Directors loaned the Company $200,000 which was repaid in December 31, 1996. In connection with these agreements, the Company issued warrants to purchase 4,513 shares of its common stock with an exercise price of $7.09 per share (see Note 5).

     The Director has personally guaranteed the Company's lease on the office and laboratory facilities (see Note 4).

     The Company has entered into non-exclusive agreements with Maxzen Medical Technologies ("Maxzen") for the purpose of identifying potential investors in Japan. The Director of the Company is affiliated with Maxzen. Under the terms of the agreements, Maxzen receives commissions, payable in cash and warrants, based on investments in the Company initiated by Maxzen. Through June 30, 1998, Maxzen has earned commissions under the agreements amounting to $299,000 and warrants for the purchase of 172,682 shares of common stock at prices ranging from $4.87 to $7.80 (see Note 5).

 8. INCOME TAXES

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                JUNE 30
                                                          -------------------
                                                            1998       1997
                                                          --------    -------
Net operating loss carryforward                           $  8,664    $ 5,762
Research and development credit carryforwards                  992        621
Depreciation                                                   546        231
Capitalized research and development                         1,048        674
Other                                                          133        141
                                                          --------    -------
Gross deferred tax assets                                   11,388      7,429
Valuation allowance                                        (11,388)    (7,429)
                                                          --------    -------
Net deferred tax assets                                   $     --    $    --
                                                          ========    =======

     Due to the Company's history of losses, a valuation allowance has been provided against the full amount of deferred tax assets.

     The valuation allowance increased by $3,959,000, $2,258,000, and $1,501,000 for fiscal 1998, 1997, and 1996, respectively.

     At June 30, 1998, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $24,400,000 and $6,144,000, respectively, which expire in fiscal years ended June 30, 1999 through June 30, 2013. At June 30, 1998, the Company has research and development credit carryforwards for federal tax purposes of approximately $746,000, which expire in fiscal years ended June 30, 2009 through June 30, 2013.

     Because of the "change in ownership" provisions of the Internal Revenue Code of 1986, utilization of the Company's tax net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 9. EMPLOYEE PROFIT SHARING/401(k) PLAN

     In January 1996, the Company adopted a Tax Deferred Savings Plan under
Section 401(k) of the Internal Revenue Code (the "Plan") for all full-time employees. Eligible employees can contribute amounts to the Plan via payroll withholding, subject to certain limitations. The Company's contributions to the Plan are discretionary. The Company has made no contributions to the Plan through June 30, 1998.

10. SUBSEQUENT EVENT

     In August and September 1998, the Company issued 1,196,615 shares of common stock in a private placement which resulted in cash proceeds of approximately $2.7 million. The Company also issued warrants to these investors to acquire 239,323 shares at an exercise price ranging from $2.18 to $3.67 per share. The warrants expire in August and September 2003.