Form 10-Q
period 1998-09-30
AVIGEN INC \DE
filed 1998-11-13
CIK 932903

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                        COMMISSION FILE NUMBER: 0-28272

                                  AVIGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3647113
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

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

                              Yes [X]       No [ ]

     As of November 3, 1998, 7,364,406 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AVIGEN, INC.

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements (Unaudited)
          Condensed Balance Sheets September 30, 1998 and June 30,
            1998......................................................    3
          Condensed Statements of Operations
            Three months ended September 30, 1997 and 1998 and for the period from
            October 22, 1992 (inception) through September 30, 1998...    4
          Condensed Statements of Cash Flows
            Three months ended September 30, 1998 and 1997 and for the period from
            October 22, 1992 (inception) through September 30, 1998...    5
          Notes to Condensed Financial Statements.....................    6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results
            of Operations.............................................    7
Item 3.   Quantitative and Qualitative Disclosure About Market Risk...    9

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   10
Item 2.   Changes in Securities and Use of Proceeds...................   10
Item 3.   Defaults upon Senior Securities.............................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10
Item 5.   Other Information...........................................   10
Item 6.   Exhibits and Reports on Form 8-K............................   10
Signatures............................................................   11

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                          JUNE 30,      SEPTEMBER 30,    JUNE 30,    SEPTEMBER 30,
                                            1998            1998           1998          1998
                                        ------------    -------------    --------    -------------
                                           (NOTE)        (UNAUDITED)
Current Assets:
  Cash and cash equivalents...........  $  1,279,658    $  2,601,842     $  1,280      $  2,602
  Investment in marketable
     securities.......................     3,197,230       1,933,545        3,197         1,933
                                        ------------    ------------     --------      --------
     Total current assets.............     4,476,888       4,535,392        4,477         4,535
Property and equipment, net...........     1,359,105       1,221,608        1,359        41,727
Deposits and other assets.............       160,754         472,475          161           472
                                        ------------    ------------     --------      --------
          Total assets................  $  5,996,747    $  6,229,475     $  5,997      $  6,229
                                        ============    ============     ========      ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable....................  $    243,609    $    159,922     $    244      $    160
  Accrued compensation and related
     expenses.........................       146,748         133,521          147           133
  Other accrued liabilities...........       383,640         363,010          384           363
  Capital lease obligations -- current
     portion..........................       587,073         433,186          587           433
                                        ------------    ------------     --------      --------
     Total current liabilities........     1,361,070       1,089,639        1,362         1,089
  Accrued rent........................       192,246         182,388          112           182
  Capital lease obligations (less
     current portion).................       860,144         860,144          860           860
Stockholders' equity:
  Common Stock, $.001 par value,
     30,000,000 shares authorized,
     8,561,018 shares issued and
     outstanding at September 30,
     1998, 7,305,858 shares issued and
     outstanding at June 30, 1998.....         7,306           8,561            7             9
  Additional paid-in capital..........    30,782,046      33,527,219       30,782        33,527
  Deferred compensation...............       (46,245)        (36,094)         (46)          (36)
  Deficit accumulated during the
     development stage................   (27,159,820)    (29,402,382)     (27,160)      (29,402)
                                        ------------    ------------     --------      --------
     Total stockholders' equity.......     3,583,287       4,097,304        3,583         4,098
                                        ------------    ------------     --------      --------
          Total liabilities and
            stockholders' equity......  $  5,996,747    $  6,229,475     $  5,997      $  6,229
                                        ============    ============     ========      ========

Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    PERIOD FROM
                                                                                    OCTOBER 22,
                                                                                       1992
                                                         THREE MONTHS ENDED         (INCEPTION)
                                                           SEPTEMBER 30,              THROUGH
                                                     --------------------------    SEPTEMBER 30,
                                                        1997           1998            1998
                                                     -----------    -----------    -------------
Grant revenue......................................  $        --    $   150,000    $    513,000
Expenses:
  Research and development.........................    1,434,000      1,663,000      20,262,000
  General and administrative.......................      692,000        756,000      10,354,000
                                                     -----------    -----------    ------------
       Total expenses..............................    2,126,000      2,149,000      30,616,000
                                                     -----------    -----------    ------------
Loss from operations...............................   (2,126,000)    (2,269,425)    (30,103,353)
Interest expense...................................      (58,000)       (54,000)     (1,006,000)
Interest income....................................      185,000         82,000       1,539,000
Other income(expense)..............................       (7,000)       (12,000)        168,000
                                                     -----------    -----------    ------------
Net loss...........................................  $(2,006,000)   $(2,243,000)   $    (29,402)
                                                     ===========    ===========    ============
Basic and diluted net loss per share...............  $     (0.28)   $     (0.29)
                                                     ===========    ===========
Shares used in calculation of basic and diluted net
  loss per share...................................    7,288,585      7,805,004
                                                     ===========    ===========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 PERIOD FROM
                                                                                 OCTOBER 22,              * ROUNDED TO
                                                                                    1992                NEAREST THOUSAND
                                                       THREE MONTHS ENDED        (INCEPTION)    --------------------------------
                                                          SEPTEMBER 30,            THROUGH                               *
                                                    -------------------------   SEPTEMBER 30,      *         *      10-22-97 TO
                                                       1997          1998           1998         1997      1998       9-30-98
                                                    -----------   -----------   -------------   -------   -------   ------------
                                                           (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES
Net loss..........................................  $(2,005,740)  $(2,242,562)  $(29,402,382)   $(2,006)  $(2,243)    $(29,402)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization...................      164,994       161,048      2,514,557        165       161        2,515
  Amortization of deferred compensation...........       10,151        10,151        126,510         10        10          127
  Write-off of organization costs.................           --            --        145,741         --        --          146
  Noncash interest expense........................           --            --        509,652         --        --          510
  Common stock issued for services................           --            --         11,250         --        --           11
  Stock options issued for services...............           --            --         67,491         --        --           67
  Changes in operating assets and liabilities:
    Prepaids, deposits and other assets...........      (80,760)     (311,721)      (472,475)       (80)     (312)        (473)
    Accounts payable, accrued liabilities and
      accrued compensation and related expenses...     (110,265)     (117,544)       953,897       (110)     (117)         954
    Accrued rent..................................       (9,858)       (9,858)       182,388        (10)      (10)         182
                                                    -----------   -----------   ------------    -------   -------     --------
Net cash used in operating activities.............   (2,031,478)   (2,510,486)   (25,363,371)    (2,031)   (2,510)     (25,363)
INVESTING ACTIVITIES
Purchases of property and equipment...............     (142,592)      (23,551)    (3,484,057)      (143)      (24)      (3,484)
Disposal of property and equipment................           --            --         47,033         --        --           47
Organization costs................................           --            --       (218,601)        --        --         (219)
Purchase of marketable securities.................   (2,915,875)           --    (38,270,247)    (2,916)       --      (38,270)
Maturities of marketable securities...............      608,760            --      7,373,462        609        --        7,373
Sale of marketable securities.....................    3,051,138     1,263,685     28,963,242      3,051     1,264       28,963
                                                    -----------   -----------   ------------    -------   -------     --------
Net cash provided by (used in) investing
  activities......................................      601,431     1,240,134     (5,589,168)       601     1,240       (5,589)
FINANCING ACTIVITIES
Proceeds from notes payable.......................           --            --      2,132,800         --        --        2,133
Repayment of notes payable........................           --            --     (1,709,800)        --        --       (1,710)
Proceeds from 1996 bridge financing...............           --            --      1,937,500         --        --        1,938
Payment of bridge financing costs.................           --            --       (193,750)        --        --         (194)
Repayment of 1996 bridge financing................           --            --     (1,937,500)        --        --       (1,938)
Proceeds from sale-leaseback of equipment.........      284,196            --      1,926,746        284        --        1,927
Payments on capital lease obligations.............     (126,556)     (153,887)      (859,697)      (126)     (154)        (860)
Proceeds from issuance of preferred stock, net of
  issuance costs..................................           --            --      9,884,477         --        --        9,884
Proceeds from issuance of common stock, net of
  issuance costs and repurchases..................           92     2,746,428     22,373,610          0     2,747       22,374
                                                    -----------   -----------   ------------    -------   -------     --------
Net cash provided by financing activities.........      157,732     2,592,541     33,554,386        158     2,593       33,554
Net (decrease) income in cash and cash
  equivalents.....................................   (1,272,315)    1,322,189      2,601,847      1,272     1,322        2,602
Cash and cash equivalents, beginning of period....    3,407,057     1,279,658             --      3,407     1,280           --
                                                    -----------   -----------   ------------    -------   -------     --------
Cash and cash equivalents, end of period..........  $ 2,134,742   $ 2,601,847   $  2,601,847    $ 2,135   $ 2,602     $  2,602
                                                    ===========   ===========   ============    =======   =======     ========

                            See accompanying notes.

                                  AVIGEN, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

 1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc. (the "Company") considers necessary for a fair presentation of its financial position as of September 30, 1998 and its results of operations and cash flows for the three months ended September 30, 1997 and 1998. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     We will require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We anticipate that our existing capital resources will be adequate to fund our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within our control.

     We intend to seek additional funding through public or private equity or debt financing, when market conditions allow. If we raise additional funds by issuing equity securities, there may be further dilution to existing stockholders. We cannot assure you that we will be able to enter into such collaborative or financing arrangements on acceptable terms or at all. Without such additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, filed with the Securities and Exchange Commission.

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

     Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At September 30, 1998, the Company had an accumulated deficit of approximately $29.4 million.

RESULTS OF OPERATION

  Three Month Periods Ended September 30, 1998 and 1997

     Grant revenue increased from $-0- for the period ended September 30, 1997 to $150,000 for the period ended September 30, 1998. Grant revenue consisted of reimbursements under a National Institute of Health grant. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     The Company's Research and Development expenses increased from $1,434,000 for the period ended September 30, 1997 to $1,663,000 for the period ended September 30, 1998. The increase from 1997 to 1998 was due primarily to the increased number of personnel and development costs related to vector production and patent expenditures.

     General and administrative expenses increased from $692,000 for the period ended September 30, 1997 to $756,000 for the period ended September 30, 1998. The increase from 1997 to 1998 was primarily due to the hiring of key personnel and increased use of consultants.

     Interest income decreased from $185,000 for the period ended September 30, 1997 to $82,000 for the period ended September 30, 1998, primarily as a result of the decreasing balance of the proceeds of the initial public offering.

     Interest expense decreased from $58,000 for the period ended September 30, 1997 to $54,000 for the period ended September 30, 1998, primarily as a result of the paying down of the Company's equipment lease with Transamerica Business Credit.

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

     Prior to May 1996, the Company financed its operations primarily through private placements of Common and Preferred Stock. On March 29, 1996, the Company completed a Bridge Financing in which it issued promissory notes for approximately $1.9 million (the "1996 Bridge Financing") and warrants to purchase 193,750 shares of Common Stock at an exchange price of $7.09 per share. The 1996 Bridge Financing Warrants expire in March 2001.

     In August and September 1998, the Company issued 1,196,615 shares of common stock in a private placement which resulted in cash proceeds of approximately $2.7 million. The Company also issued warrants to these investors to acquire 239,323 shares at an exercise price ranging from $2.18 to $3.67 per share. The warrants expire in August and September 2003.

     Cash used in operations was $2,135,000 during the period ended September 30, 1997, compared to $2,602,000 during the period ended September 30, 1998. The increase was primarily attributable to the increased use of consultants and the hiring of additional personnel.

     At September 30, 1998, the Company had cash, cash equivalents and investments in marketable securities of approximately $4.5 million, compared to $4.5 million at June 30, 1998. The Company expects its cash requirements to increase significantly in future periods. Management believes its existing capital resources and interest on funds available are adequate to maintain its current and planned operations through the first calendar quarter of 1999. The Company will require substantial funds to conduct the research and development activities and preclinical studies and clinical testing of its potential products and to manufacture and market any products that are developed.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     We will require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We anticipate that our existing capital resources will be adequate to fund our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within our control.

     We intend to seek additional funding through public or private equity or debt financing, when market conditions allow. If we raise additional funds by issuing equity securities, there may be further dilution to existing stockholders. We cannot assure you that we will be able to enter into such collaborative or financing arrangements on acceptable terms or at all. Without such additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs.

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

OTHER FACTORS THAT MAY EFFECT RESULTS

     The Company uses computer software programs and operating systems in its operations, including applications used in financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or possible replacement of such source code or applications will be necessary. This condition is commonly referred to as the Year 2000 Issue.

     The Company anticipates that its costs associated with the upgrades and/or conversion of computer software relating to the year 2000 issue is less than $25,000. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

     The Company has also initiated communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own year 2000 issues. Contingency plans are to be installed to utilize vendors whose systems are Year 2000 compliant in the event that the Company's primary vendors fail to adequately address their Year 2000 issues. However, there can be no assurance that the systems of other companies with which the Company transacts business will be converted on a timely basis and will not have an adverse effect on the Company's operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

     The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are short-term and classified as available for sale. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. Because of the short-term duration of the financial instruments held by the Company, management does not believe that its financial instruments are materially sensitive to changes in interest rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-3220) relating to the Company's initial public offering of its Common Stock, was May 22, 1996.

     The Company has used approximately $15.8 million of the net proceeds from the offering. The remaining net proceeds in the amount of $1.9 million have been invested in cash, cash equivalents and short-term investments. The use of proceeds from the offering does not represent a material change in the use of the proceeds described in the Prospectus.

     The Company completed a private placement on September 30, 1998 and incurred expenses of approximately $185,000 of which approximately $135,000 represented underwriting discounts and commissions and $50,000 representing other expenses. The net proceeds of the Private Placement to the Company after total expenses was approximately $2.5 million.

     Pursuant to the Common Stock and Warrant Purchase Agreement dated as of August 7, 1998, the Company issued 1,196,615 shares of Common Stock and Warrants to acquire 239,323 shares for an aggregate offering price of approximately $2.7 million. As of September 30, 1998, none of the proceeds of the offering have been used.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

        EXHIBIT NO.                            DESCRIPTION
        -----------                            -----------
        10.34*         Common Stock and Warrant Purchase Agreement by and among
                       Avigen and certain Purchasers listed on the Schedule of
                       Purchasers attached thereto.
        10.35          Amendment to Common Stock and Warrant Purchase Agreement by
                       and among Avigen and certain Purchasers thereunder dated as of September 25, 1998.
        10.36          Management Transition Plan
        27             Financial Data Schedule

---------------
* Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 1998, as filed with the SEC.

     (b) Reports on Form 8-K

     On October 9, 1998, the Company filed a report on Form 8-K relating to the completion of the Company's private placement of Common Stock and Warrants to purchase Common Stock in August and September 1998, raising approximately $2.7 million.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVIGEN, INC.
                                          (Registrant)

Date: November 13, 1998                            /s/ JOHN MONAHAN

                                          --------------------------------------
                                                       John Monahan
                                          Chief Executive Officer and President

Date: November 13, 1998                          /s/ THOMAS J. PAULSON

                                          --------------------------------------
                                                    Thomas J. Paulson
                                                 Vice President Finance,
                                          Chief Financial Officer, and Secretary