Form 10-Q
period 1998-12-31
AVIGEN INC \DE
filed 1999-02-16
CIK 932903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1998

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
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

         1201 HARBOR BAY PARKWAY, SUITE 1000, ALAMEDA, CALIFORNIA 94502
              (Address of principal executive offices and zip code)

                                 (510) 748-7150
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

           As of February 8, 1999, 10,279,180 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

                                  AVIGEN, INC.
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1998

                                      INDEX

                   PART I  FINANCIAL INFORMATION                                 PAGE

Item 1.     Condensed Balance Sheets

                June 30, 1998 and December 31, 1998 ..........................     3

            Condensed Statements of Operations
                Three and six months ended December 31, 1997 and 1998
                and for the period from October 22, 1992 (inception)
                through December 31, 1998 ....................................     4

            Condensed Statements of Cash Flows
                Six months ended December 31, 1997 and 1998 and for the
                period from October 22, 1992 (inception) through
                December 31, 1998 ............................................     5

            Notes to Condensed Financial Statements ..........................     6

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations ....................................     7

Item 3      Quantitative and Qualitative Disclosures About Mark Risk .........    11

                      PART II OTHER INFORMATION

Item 1.     Legal Proceedings ................................................    11
Item 2.     Changes in Securities and Use of Proceeds ........................    11
Item 3.     Defaults upon Senior Securities ..................................    12
Item 4.     Submission of Matters to a Vote of Security Holders ..............    12
Item 5.     Other Information ................................................    12
Item 6.     Exhibits and Reports on Form 8-K .................................    13
Signatures ...................................................................    14

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            JUNE 30, 1998          DECEMBER 31, 1998
                                                          -------------------      ------------------
                                                                (NOTE)                (UNAUDITED)

                             ASSETS
Current Assets:
     Cash and cash equivalents .........................      $      1,280           $      5,927
     Investment in marketable securities ...............             3,197                  2,001
                                                              ------------           ------------
         Total current assets ..........................             4,477                  7,928
Property and equipment, net ............................             1,359                  1,120
Deposits and other assets ..............................               161                    449
                                                              ------------           ------------
             Total assets ..............................      $      5,997           $      9,497
                                                              ============           ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ..................................      $        244           $        185
     Accrued compensation and related expenses .........               147                    137
     Other accrued liabilities .........................               384                    729
     Capital lease obligations - current portion........               587                    278
                                                              ------------           ------------
         Total current liabilities .....................             1,362                  1,329
     Accrued rent ......................................               192                    173
     Capital lease obligations (less current portion)...               860                    860
Stockholders' equity:
     Common Stock, $.001 par value, 30,000,000
          shares 10,053,118 shares  issued authorized,
          and outstanding at December 31, 1998,
          7,305,858 shares issued and outstanding at
          June 30, 1998 ................................                 7                     10
     Additional paid-in capital ........................            30,782                 38,786
     Deferred compensation .............................               (46)                   (26)
     Deficit accumulated during the development stage ..           (27,160)               (31,635)
                                                              ------------           ------------
         Total stockholders' equity ....................             3,583                  7,135
                                                              ------------           ------------
             Total liabilities and stockholders' equity.      $      5,997           $      9,497
                                                              ============           ============

           Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.


                             SEE ACCOMPANYING NOTES.

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                  AVIGEN, INC.


                                                                                                            PERIOD
                                                                                                             FROM
                                                                                                           OCTOBER 22,
                                                                                                             1992
                                                THREE MONTHS ENDED                SIX MONTHS ENDED        (INCEPTION)
                                                 DECEMBER 31,                        DECEMBER 31            THROUGH
                                          ----------------------------     ----------------------------    DECEMBER 31,
                                             1997             1998            1997             1998           1998
                                          -----------      -----------     -----------      -----------    -----------
Grant revenue .......................     $        --      $        25     $        --      $       174    $       537

Expenses:
      Research and development ......           1,435            1,433           2,870            3,097         21,695
      General and administrative.....             606              841           1,298            1,597         11,196
                                          -----------      -----------     -----------      -----------    -----------
      Total expenses ................           2,041            2,274           4,168            4,694         32,891
                                          -----------      -----------     -----------      -----------    -----------
Loss from operations ................          (2,041)          (2,249)         (4,168)          (4,520)       (32,354)
Interest expense ....................             (59)             (49)           (117)            (102)        (1,055)
Interest income .....................              58               66             243              148          1,604
Other income (expense) ..............              --               --              (7)              (2)           168
                                          -----------      -----------     -----------      -----------    -----------

Net loss ............................     $    (2,042)     $    (2,232)    $    (4,049)     $    (4,476)   $   (31,637)
                                          ===========      ===========     ===========      ===========    ===========

Net loss per share ..................           (0.28)           (0.25)          (0.56)           (0.54)
                                          ===========      ===========     ===========      ===========

Shares used in calculation of net
loss per share ......................       7,298,996        8,822,396       7,293,791        8,310,267
                                          ===========      ===========     ===========      ===========


                            See accompanying notes.

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   PERIOD FROM
                                                                    SIX MONTHS ENDED             OCTOBER 22, 1992
                                                                       DECEMBER 31,                (INCEPTION)
                                                               --------------------------            THROUGH
                                                                 1997               1998         DECEMBER 31, 1998
                                                               --------           --------       -----------------
OPERATING ACTIVITIES
Net loss ................................................      $ (4,048)          $ (4,475)          $(31,637)
Adjustments to reconcile net loss to net cash
used in operating activities
       Depreciation and amortization ....................           334                278              2,634
       Amortization of deferred compensation ............            20                 20                137
       Write-off of organization costs ..................            --                 --                146
       Noncash interest expense .........................            --                 --                510
       Common stock issued for services .................            --                 --                 11
       Stock options issued for services ................            --                 --                 67
Changes in operating assets and liabilities:
       deposits and other assets ........................           (81)              (288)              (449)
       Accounts payable, other accrued
       liabilities and accrued compensation and
       related expenses .................................          (268)               277              1,348
       Accrued rent .....................................           (20)               (20)               173
                                                               --------           --------           --------

Net cash used in operating activities ...................        (4,063)            (4,208)           (27,061)
INVESTING ACTIVITIES
Purchases of property and equipment .....................          (182)               (39)            (3,499)
Disposal of property and equipment ......................            --                 --                 47
Organization costs ......................................            --                 --               (219)
Purchase of marketable securities .......................        (2,916)            (4,276)           (42,547)
Sale of marketable securities ...........................         4,023              4,464             32,163
Maturities of marketable securities .....................         1,460              1,009              8,383
                                                               --------           --------           --------
Net cash provided by (used in) investing activities......         2,385              1,158             (5,672)

FINANCING ACTIVITIES
Proceeds from notes payable .............................            --                 --              2,133
Repayment of notes payable ..............................            --                 --             (1,710)
Proceeds from 1996 bridge financing .....................            --                 --              1,938
Payment of bridge financing costs .......................            --                 --               (194)
Repayment of 1996 bridge financing ......................            --                 --             (1,938)
Proceeds from sale-leaseback of equipment ...............           284                 --              1,927
Payments on capital lease obligations ...................           (49)              (309)            (1,015)
Proceeds from issuance of preferred stock,
  net of issuance costs .................................            --                 --              9,884
Proceeds from issuance of common stock,
  net of issuance costs and repurchases .................             8              8,007             27,634
                                                               --------           --------           --------
Net cash provided by financing activities ...............            42              7,698             38,660
Net (decrease) increase in cash and cash equivalents.....        (1,635)             4,647              5,927

Cash and cash equivalents, beginning of period ..........         3,407              1,280                 --

                                                               ========           ========           ========
Cash and cash equivalents, end of period ................      $  1,772           $  5,927           $  5,927
                                                               ========           ========           ========



                             SEE ACCOMPANYING NOTES

                                  AVIGEN, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc. (the "Company") considers necessary for a fair presentation of its financial position as of December 31, 1998 and its results of operations and cash flows for the three and six months ended December 31, 1997 and 1998. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

FUTURE CAPITAL NEEDS;  UNCERTAINTY OF ADDITIONAL FUNDING

        We will require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We anticipate that our existing capital resources will be adequate to fund our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within our control

        We intend to seek additional funding through public or private equity or debt financing, when market conditions allow. If we raise additional funds by issuing equity securities, there may be further dilution to existing stockholders. We cannot assure you that we will be able to enter into such collaborative or financing arrangements on acceptable terms or at all. Without such additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs.

        Certain balances have been reclassified to conform to the 1998 presentations.

2.      GRANT REVENUE

        Revenue consists of revenue from grants which are recognized in accordance with the terms of the related agreements.

3.      BASIC AND DILUTED NET LOSS PER SHARE

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The potential shares to be issued upon the assumed exercise of the options and warrants using the treasury stock method are not added to the previously reported fully diluted earnings per share. The potential shares to be issued upon the assumed exercise of the options and warrants using the treasury stock method are not added to the denominator for the diluted net loss per share computation because the inclusion of the shares would be antidilutive due to the loss for the period. All net loss per share amounts for all periods have been presented, and were necessary, restated to conform to the Statement 128 requirements.

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

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein and under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998 filed with the Securities and Exchange Commission.

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

        Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At December 31, 1998, the Company had an accumulated deficit of $31.6 million.

RESULTS OF OPERATION

Three Months Ended December 31, 1997 and 1998

        Grant revenue increased from $-0- for the period ended December 31, 1997 to approximately $25,000 for the period ended December 31, 1998. Grant revenue consisted of reimbursements under a National Institute of Health grant. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

        The Company's research and development expenses decreased from approximately $1,435,000 for the period ended December 31, 1997 to approximately $1,433,000 for the period ended December 31, 1998. The decrease from 1997 to 1998 was due primarily to the company wide concentration on the filing of an Investigational New Drug application (IND), the expenditures relating to laboratory supplies and chemicals remained relatively the same due to efforts in budget management.

        General and administrative expenses increased from $606,000 for the period ended December 31, 1997 to $841,000 for the period ended December 31, 1998. The increase from 1997 to 1998 was primarily due to the expenses related to the private placement that was completed in December 1998, in which the Company raised approximately $5.8 million.

        Interest expense decreased from approximately $59,000 for the period ended December 31, 1997 to approximately 49,000 for the period ended December 31, 1998, primarily as a result of paying down the Company's equipment lease with Transamerica Business Credit.

        Interest income increased from approximately $58,000 for the period ended December 31, 1997 to approximately $66,000 for the period ended December 31, 1998, as a result of investing the proceeds from the private placement.

Six Months Ended December 31, 1997 and 1998

        Grant revenue increased from $-0- for the period ended December 31, 1997 to approximately $174,000 for the period ended December 31, 1998. Grant revenue consisted of reimbursements under a National Institute of Health grant. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

        The Company's research and development expenses increased from approximately $2,870,000 for the period ended December 31, 1997 to approximately $3,097,000 for the period ended December 31, 1998. The increase from 1997 to 1998 was due primarily to the increased number of personnel and development costs related to vector production and patent expenditures.

        General and administrative expenses increased from approximately $1,298,000 for the period ended December 31, 1997 to approximately $1,597,000 for the period ended December 31, 1998. The increase from 1997 to 1998 was primarily due to the expenses related to raising funds.

        Interest expense decreased from approximately $117,000 for the period ended December 31, 1997 to approximately $102,000 for the period ended December 31, 1998, primarily as a result of the paying down of the Company's equipment lease with Transamerica Business Credit.

        Interest income decreased from approximately $243,000 for the period ended December 31, 1997 to approximately $148,000 for the period ended December 31, 1998 primarily as a result of a reduction of average investment balances.

LIQUIDITY AND CAPITAL RESOURCES

        In August and September 1998, the Company completed a private placement raising approximately $2.7 million. In connection with the private placement the Company issued 1,196,615 shares of Common Stock at the closing Nasdaq National Market price on various dates at exercise prices ranging from $1.75 to $2.94 per share and five year Warrants to acquire 239,323 shares at a twenty-five percent premium of the closing Nasdaq market price on various dates at exercise prices ranging from $2.18 to $3.67 per share.

        In December 1998, Avigen completed a private placement of its common stock and common stock warrants, raising approximately $5.8 million. In the private placement Avigen issued an aggregate of 1,477,170 shares of its common stock in multiple closings at the closing Nasdaq National Market price on the respective date of issuance. The closing prices ranged from $2.25 to $4.875 per share. For every five shares purchased, each investor also received a five-year warrant to purchase one share of the Company's common stock at a twenty-five percent premium to the respective closing price.

        Cash used in operations was approximately $4,063,000 during the six month period ended December 31, 1997, compared to approximately $4,208,000 million during the period ended December 31, 1998. The change was due primarily to an increase in net loss resulting from expenses related to the private placement offset in part by increases in deposits and other assets and increases in accounts payable, accrued compensation and other accrued expenses.

        At December 31, 1998, the Company had cash, cash equivalents and investments in marketable securities of approximately $7.9 million compared to approximately $4.5 million at June 30, 1998. The Company expects its cash requirements to increase significantly in future periods. The Company believes that the available cash and cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements for at least the next 12 months. The Company will require substantial funds to conduct the research and development activities and preclinical studies and clinical testing of its potential products and to manufacture and market any products that are developed.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

        We will require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We anticipate that our existing capital resources will be adequate to fund our needs for at least the next 12 months. However, the Company may need to adjust the plans and programs based upon the availability of cash resources.

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

        Any spending for modifications and updates is being expensed as incurred and is not expected to have a material impact on our Results of Operations or Cash Flows. The cost of our year 2000 project is being funded through available funds. The Company anticipates that its costs associated with the upgrades and/or conversion of computer software relating to the year 2000 issue is less than $25,000. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

        All personal computers, servers, workstations and e-mail systems are Year 2000 compliant. The accounting software, platinum, is not compliant and an upgrade has been ordered. The in house laboratories and equipment, such as: plate reader, AKTA, HPLC & image master, are year 2000 compliant. The badge system and the phone system are not Year 2000 compliant but are in the process of being updated with a projected completion date of May 1999.

        The Company has also initiated communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own year 2000 issues. Contingency plans have been installed to utilize vendors whose systems are Year 2000 compliant in the event that the Company's primary vendors fail to adequately address their Year 2000 issues. However, there can be no assurance that the systems of other companies with which the Company transacts business will be converted on a timely basis and will not have an adverse effect on the Company's operations.

        Like most business enterprises, we are dependent upon our own internal computer technology and rely upon the timely performance of our suppliers/vendors. A large-scale Year 2000 failure could impair our ability to timely complete our research and development, mainly due to problems arising from our vendors and service providers. The Company is in the process of indentifying and minimizing this risk. We are continually refining our understanding of the risk the Year 2000 pose our suppliers/vendors and service providers. This refinement will continue through the rest of 1999.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        The Company completed a private placement in December 1998 and incurred expenses of approximately $500,000 of which approximately $442,000 represented placement agents fees and commissions and $58,000 represents other expenses. The net proceeds of the private placement to the Company after total expenses was approximately $5.3 million.

        Pursuant to the common stock and warrant purchase agreement dated as of October 30, 1998, the Company issued in multiple closings from October 30 through the end of December 1998 an aggregate of 1,477,170 shares of common stock and warrants to acquire 453,168 shares, of which 157,734 are issued to the following placement agents: UI, Inc., Americal, LBC, Inc., and Yui Iwake, for an aggregate offering price of approximately $5.8 million. The five year warrants issued to the placement agents were issued at a twenty-five percent premium of the Nasdaq market price on various dates at an exercise price ranging from $2.81 to $6.09 per share. The securities were issued in Reliance on Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933, as amended. As of December 31, 1998 none of the proceeds of the offering have been used.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Annual Meeting of Stockholders of Avigen, Inc. was held on November 19, 1998.

           (b) - (c) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

         The election of John Monahan, Ph.D., to the Board of Directors to hold office until the 2001 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such directors' earlier death, resignation or removal. The voting results, with approximately 64.8% of the shares voting, was as follows:

               For:                 4,725,919
               Against:             52,315
               Abstain:             -0-
               Broker nonvotes:     -0-

         Zola Horovitz, Ph.D., and Yuichi Iwaki, M.D., Ph.D. will continue to serve on the Board of Directors until the 1999 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such directors' earlier death, resignation or removal. Philip J. Whitcome, Ph.D. and John K.A. Prendergast, Ph.D. will continue to serve on the Board of Directors until the 2000 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such directors' earlier death, resignation or removal.

         The voting results to approve the selection of Ernst & Young LLP as the Company's Auditors for its fiscal year ending June 30, 1999 are as follows:

               For:                 4,772,334
               Against:             3,800
               Abstain:             2,100
               Broker nonvotes:     -0-

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    The following exhibits are included herein:

       Exhibit No.    Description
       -----------    -----------

           10.36      Form of Common Stock and Warrant Purchase Agreement, dated
                      October 30, 1998

           27         Financial Data Schedule

        (b)    Reports on Form 8-K

        On October 9, 1999, the Company filed a report on Form 8-K relating to the completion of the Company's private placement of Common Stock and Warrants to purchase Common Stock in August and September raising approximately $2.5 million.

SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AVIGEN, INC.
                                        (Registrant)



Date:  February 16, 1999                      /s/  JOHN MONAHAN
                                        ----------------------------------------
                                                   John Monahan
                                        Chief Executive Officer and President



Date: February 16, 1999                        /s/  THOMAS J. PAULSON
                                        ----------------------------------------
                                                 Thomas J. Paulson
                                                 Vice President Finance,
                                          Chief Financial Officer, and Secretary

                                 EXHIBIT INDEX


       Exhibit No.    Description
       -----------    -----------

           10.36      Form of Common Stock and Warrant Purchase Agreement, dated
                      October 30, 1998

           27         Financial Data Schedule