Form 10-Q
period 1999-03-31
AVIGEN INC \DE
filed 1999-05-17
CIK 932903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

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

                                 Yes [X] No [ ]

        As of May 7, 1999, 12,556,417 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

                                  AVIGEN, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                      INDEX

                          PART I FINANCIAL INFORMATION                             PAGE
                                                                                   ----
Item 1.    Condensed Balance Sheets

                June 30, 1998 and March 31, 1999...............................
           Condensed Statements of Operations
                Three and nine months ended March 31, 1998 and 1999
                and for the period from October 22, 1992 (inception)
                through March 31, 1999.........................................

           Condensed Statements of Cash Flows
                Nine months ended March 31, 1998 and 1999 and for the
                period from October 22, 1992 (inception) through
                March 31, 1999.................................................

           Notes to Condensed Financial Statements.............................

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................

Item 3     Quantitative and Qualitative Disclosures About Market Risk..........

                            PART II OTHER INFORMATION

Item 1.    Legal Proceedings...................................................
Item 2.    Changes in Securities and Use of Proceeds...........................
Item 3.    Defaults upon Senior Securities.....................................
Item 4.    Submission of Matters to a Vote of Security Holders.................
Item 5.    Other Information...................................................
Item 6.    Exhibits and Reports on Form 8-K....................................
Signatures.....................................................................

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                                                  JUNE 30, 1998       MARCH 31, 1999
                                                                                   ------------        ------------
                                                                                      (NOTE)            (UNAUDITED)
                                     ASSETS

Current Assets:
            Cash and cash equivalents ......................................       $  1,279,658        $  1,556,699
            Investment in marketable securities ............................          3,197,230           4,349,910
                                                                                   ------------        ------------
                Total current assets .......................................          4,476,888           5,906,609
Property and equipment, net ................................................          1,359,105           1,073,529
Deposits and other assets ..................................................            160,754             473,917
                                                                                   ============        ============
                    Total assets ...........................................       $  5,996,747        $  7,454,055
                                                                                   ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
            Accounts payable ...............................................       $    243,609        $    147,823
            Accrued compensation and related expenses ......................            146,748             151,460
            Other accrued liabilities ......................................            383,640             180,647
            Capital lease obligations - current portion ....................            587,073             651,997
                                                                                   ------------        ------------
                Total current liabilities ..................................          1,361,070           1,131,927
            Accrued rent ...................................................            192,246             162,672
            Capital lease obligations (less current portion) ...............            860,144             324,725
Stockholders' equity:
            Common Stock, $.001 par value, 30,000,000 shares authorized,
                 10,318,454 shares issued and outstanding at March 31, 1999,
                 7,305,858 shares issued and outstanding at
                 June 30, 1998 .............................................              7,306              10,318
            Additional paid-in capital .....................................         30,782,046          39,941,705
            Deferred compensation ..........................................            (46,245)            (15,792)
            Deficit accumulated during the development stage ...............        (27,159,820)        (34,101,500)
                                                                                   ------------        ------------
                Total stockholders' equity .................................          3,583,287           5,834,731
                                                                                   ------------        ------------
                    Total liabilities and stockholders' equity .............       $  5,996,747        $  7,454,055
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



                             See accompanying notes

                                  AVIGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                      PERIOD FROM
                                                                                                                       OCTOBER 22,
                                                         THREE MONTHS ENDED                NINE MONTHS ENDED              1992
                                                              MARCH 31,                         MARCH 31,              (INCEPTION)
                                                    -----------------------------     -----------------------------      THROUGH
                                                       1998              1999             1998             1999       MARCH 31, 1999
                                                    ------------     ------------     ------------     ------------    ------------
Grant revenue ..................................    $         --     $     24,731     $         --     $    199,185    $    562,174

Expenses:
            Research and development ...........       1,553,695        1,560,867        4,423,413        4,657,732      23,255,892
            General and administrative .........         738,394          975,965        2,036,579        2,572,939      12,171,696
                                                    ------------     ------------     ------------     ------------    ------------
            Total expenses .....................       2,292,089        2,536,832        6,459,992        7,230,671      35,427,588
                                                    ------------     ------------     ------------     ------------    ------------
Loss from operations ...........................      (2,292,089)      (2,512,101)      (6,459,992)      (7,031,486)    (34,865,414)
Interest expense ...............................         (54,890)         (40,346)        (171,997)        (142,615)     (1,094,939)
Interest income ................................         228,077           93,214          471,509          240,993       1,697,680
Other income (expense) .........................              --           (6,972)          (6,889)          (8,572)        161,173
                                                    ------------     ------------     ------------     ------------    ------------

Net loss .......................................    $ (2,118,902)    $ (2,466,205)    $ (6,167,369)    $ (6,941,680)   $(34,101,500)
                                                    ============     ============     ============     ============    ============

Net loss per share .............................           (0.29)           (0.24)           (0.85)           (0.78)
                                                    ============     ============     ============     ============

Shares used in calculation of net loss per share       7,301,873       10,211,994        7,296,445        8,945,440
                                                    ============     ============     ============     ============



                             See accompanying notes

                                  AVIGEN, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                            Period from
                                                                                                            October 22,
                                                                          NINE MONTHS ENDED                    1992
                                                                               MARCH 31,                    (INCEPTION)
                                                                    --------------------------------          THROUGH
                                                                        1998               1999             MARCH 31, 1999
                                                                    ------------        ------------        ------------
OPERATING ACTIVITIES
Net loss ....................................................       $ (6,167,369)       $ (6,941,680)       $(34,101,500)
Adjustments to reconcile net loss to net cash
  used in operating activities:
          Depreciation and amortization .....................            502,818             380,083           2,733,592
          Amortization of deferred compensation .............             30,453              30,453             146,812
          Write-off of organization costs ...................                 --                  --             145,741
          Noncash interest expense ..........................                 --                  --             509,652
          Common stock issued for services ..................                 --                  --              11,250
          Stock options issued for services .................                 --                  --              67,491
          Changes in operating assets and liabilities:
                        Prepaids, deposits and other assets .            (80,667)           (313,163)           (473,917)
                        Accounts payable, accrued liabilities
                          and accrued compensation and
                          related expenses ..................             54,774            (294,067)            777,374
                        Accrued rent ........................            (29,574)            (29,574)            162,672
                                                                    ------------        ------------        ------------
Net cash used in operating activities .......................         (5,689,565)         (7,167,948)        (30,020,833)

INVESTING ACTIVITIES
Purchases of property and equipment .........................           (207,191)            (94,507)         (3,555,013)
Disposal of property and equipment ..........................                 --                  --              47,033
Organization costs ..........................................                 --                  --            (218,601)
Purchase of marketable securities ...........................         (5,928,779)        (10,126,235)        (48,396,482)
Sale of marketable securities ...............................          8,616,861           6,964,310          34,663,867
Maturities of marketable securities .........................          2,431,716           2,009,245           9,382,707
                                                                    ------------        ------------        ------------
Net cash provided by (used in) investing activities .........          4,912,607          (1,247,187)         (8,076,489)

FINANCING ACTIVITIES
Proceeds from notes payable .................................                 --                  --           2,132,800
Repayment of notes payable ..................................                 --                  --          (1,709,800)
Proceeds from 1996 bridge financing .........................                 --                  --           1,937,500
Payment of bridge financing costs ...........................                 --                  --            (193,750)
Repayment of 1996 bridge financing ..........................                 --                  --          (1,937,500)
Proceeds from sale-leaseback of equipment ...................            284,196                  --           1,926,746
Payments on capital lease obligations .......................           (376,527)           (470,495)         (1,176,305)
Proceeds from issuance of preferred stock,
  net of issuance costs .....................................                 --                  --           9,884,477
Proceeds from issuance of common stock,
  net of issuance costs and repurchases .....................              8,886           9,162,671          28,789,853
                                                                    ------------        ------------        ------------
Net cash provided (used in) by financing activities .........            (83,445)          8,692,176          39,654,021
Net (decrease) increase in cash and cash
  equivalents ...............................................           (860,403)            277,041           1,556,699
Cash and cash equivalents, beginning of period ..............          3,407,057           1,279,658                  --
                                                                    ============        ============        ============
Cash and cash equivalents, end of period ....................       $  2,546,654        $  1,556,699        $  1,556,699
                                                                    ============        ============        ============



                             See accompanying notes

                                  AVIGEN, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc. (the "Company") considers necessary for a fair presentation of its financial position as of March 31, 1999 and its results of operations and cash flows for the three and nine months ended March 31, 1998 and 1999. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

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

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The words "believe," "anticipate," "expect" and words of similar import are intended to identify these statements as forward-working statements. The Company's actual results could differ materially from the anticipated results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein and under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998 filed with the Securities and Exchange Commission.

OVERVIEW

        Avigen is a leader in the development of gene therapy products derived from adeno-associated virus ("AAV") for the treatment of inherited and acquired diseases. The Company's proposed gene therapy products are designed for in vivo administration to achieve the production of therapeutic proteins within the body. The Company is developing two broad-based proprietary gene delivery technologies: AAV vectors and the Targeted Vector Integration ("TVI") system. The Company believes AAV vectors can be used to deliver genes for the treatment of brain, liver and prostate cancer, anemia, hemophilia, hyperlipidemia and metabolic storage diseases. The Company also believes its TVI system can allow it to pursue more effective treatments for blood cell-related diseases including sickle cell anemia, beta-thalassemia and human immunodeficiency virus ("HIV") infection.

         Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At March 31, 1999, the Company had an accumulated deficit of $34.1 million.

RESULTS OF OPERATION

Three Months Ended March 31, 1998 and 1999

        Grant revenue increased from $0 for the three month period ended March 31, 1998 to approximately $25,000 for the three month period ended March 31, 1999. Grant revenue consisted of reimbursements under a National Institute of Health grant. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

        The Company's research and development expenses increased from approximately $1,554,000 for the three month period ended March 31, 1998 to approximately $1,561,000 for the three month period ended March 31, 1999. The increase from the first quarter of 1998 to the first quarter of 1999 was due primarily to the company-wide concentration on facility, personnel and procedural improvements to meet regulatory licensing requirements. Expenditures relating to laboratory supplies and chemicals remained relatively the same due to efforts in budget management.

        General and administrative expenses increased from $738,000 for the three month period ended March 31, 1998 to $976,000 for the three month period ended March 31, 1999. The increase from the first quarter of 1998 to the first quarter of 1999 was primarily due to the legal costs associated with patent research and travel expenses related to the private placement that was completed in April 1999 in which the Company raised approximately $13.1 million. The Company expects to incur expenses in connection with raising capital for the forseeable future.

        Interest expense decreased from approximately $55,000 for the three month period ended March 31, 1998 to approximately $40,000 for the three month period ended March 31, 1999, primarily as a result of paying down the Company's equipment lease with Transamerica Business Credit.

        Interest income decreased from approximately $228,000 for the three month period ended March 31, 1998 to approximately $93,000 for the three month period ended March 31, 1999, as a result of a reduction in invest balances as the Company incurred costs to fund operating activities.

Nine Month Period Ended March 31, 1998 and March 31, 1999

        Grant revenue increased from $0 for the nine month period ended March 31, 1998 to approximately $199,000 for the nine month period ended March 31, 1999. Grant revenue consisted of reimbursements under a National Institute of Health grant. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

        The Company's research and development expenses increased from approximately $4,423,000 for the nine month period ended March 31, 1998 to approximately $4,658,000 for the nine month period ended March 31, 1999. The increase from the first nine months of 1998 to the first nine months of 1999 was due primarily to the increased number of personnel and costs related to the inspection for a drug manufacturing license, vector production and patent expenditures.

        General and administrative expenses increased from approximately $2,037,000 for the nine month period ended March 31, 1998 to approximately $2,573,000 for the nine month period ended March 31, 1999. The increase from the first nine months of 1998 to the first nine months of 1999 was primarily due to the travel expenses related to raising capital and legal costs associated with patent research.

        Interest expense decreased from approximately $172,000 for the nine month period ended March 31, 1998 to approximately $143,000 for the nine month period ended March 31, 1999 primarily as a result of the paying down of the Company's equipment lease with Transamerica Business Credit.

        Interest income decreased from approximately $472,000 for the nine month period ended March 31, 1998 to approximately $241,000 for the nine month period ended March 31, 1999 primarily as a result of a reduction of average investment balances as the Company incurred costs to fund operating activities.

LIQUIDITY AND CAPITAL RESOURCES

        In August and September 1998 the Company completed a private placement raising approximately $2.7 million. In connection with the private placement the Company issued 1,196,615 shares of Common Stock at the closing Nasdaq National Market price on various dates at exercise prices ranging from $1.75 to $2.94 per share and five year Warrants to acquire 239,323 shares at a twenty-five percent premium of the closing Nasdaq National Market price on various dates at exercise prices ranging from $2.18 to $3.67 per share.

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

        In April 1999, Avigen completed a private placement of its common stock and common stock warrants overseas, raising approximately $13.1 million. In the private placement Avigen issued an aggregate of 2,198,210 shares of its common stock in multiple closings at the closing National Market price on the respective date of issuance. The closing prices ranged from $5.50 to $6.00 per share. For every five shares purchased, each investor also received a five-year warrant to purchase one share of the Company's common stock at a twenty-five percent premium to the respective closing price.

        Cash used in operations was approximately $5,690,000 during the nine month period ended March 31, 1998, compared to approximately $7,168,000 million during the nine month period ended March 31, 1999. The change was due primarily to payment of accrued expenses and an increase in net loss resulting from travel expenses related to the private placement.

        At March 31, 1998, the Company had cash, cash equivalents and investments in marketable securities of approximately $5.9 million compared to approximately $4.5 million at June 30, 1998. The Company expects its cash requirements to increase significantly in future periods. The Company believes that the available cash and cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements for at least the next 12 months. The Company will require substantial funds to conduct the research and development activities and preclinical studies and clinical testing of its potential products and to manufacture and market any products that are developed.

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

YEAR 2000 STATUS

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

        Any spending for modifications and updates are being expensed as incurred and is not expected to have a material impact on our results of operations or cash flows. The cost of the year 2000 project is being funded through available funds. The Company anticipates that its costs associated with the upgrades and/or conversion of computer software relating to the year 2000 issue is less than $25,000. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

        All personal computers, servers, workstations and e-mail systems are running on Windows NT version 4.0 with a server pac 3.0 which is Year 2000 compliant. The accounting software, platinum, is not compliant and an upgrade has been ordered. The in house laboratories and equipment, such as: plate reader, AKTA, HPLC & image master, are year 2000 compliant. The badge system and the phone system are not Year 2000 compliant but are in the process of being updated with a projected completion date of May 1999.

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

        Like most business enterprises, the Company is dependent upon the internal computer technology and rely upon the timely performance of the suppliers/vendors. A large-scale Year 2000 failure could impair the ability to timely complete the research and development, mainly due to problems arising from the vendors and service providers. The Company is in the process of identifying and minimizing this risk. The risk that the Year 2000 poses to the suppliers/vendors and service providers is being continually redefined. This refinement will continue through the rest of 1999.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On February 15, 1999, Avigen completed the first closing of its private placement of its common stock and common stock warrants overseas investors, raising approximately $1 Million. In the private placement Avigen issued an aggregate of 180,000 shares of its common stock at $5.50 per share which was the closing Nasdaq National Market price on the date of issuance. For every five shares purchased, the investor also received a five-year warrant to purchase one share of the Company's common stock at a twenty-five percent premium to the closing price. The placement was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

        IAA acted as the placement agent in this sale of securities, and received $69,615 plus a warrant to purchase 18,000 shares of the Company's common stock at an exercise price of $6.05 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  Exhibit No.   Description
                  -----------   -----------
                  10.37         Form of Common Stock and Warrant Purchase
                                 Agreement Date February 15,
                                1999

                  27            Financial Data Schedule

         (b)      Reports on Form 8-K

                  On January 29, 1999, the Company filed a report on Form 8-K relating to the completion of the Company's private placement of common stock and warrants to purchase common stock in December 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AVIGEN, INC.
                                            (Registrant)



Date: May 17, 1999                                  /s/   JOHN MONAHAN
                                            ------------------------------------
                                                       John Monahan
                                           Chief Executive Officer and President



Date: May 17, 1999                                /s/  THOMAS J. PAULSON
                                            ------------------------------------
                                                    Thomas J. Paulson
                                                  Vice President Finance,
                                          Chief Financial Officer, and Secretary