Form 10-K405
period 1999-06-30
AVIGEN INC \DE
filed 1999-09-28
CIK 932903

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999.

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

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------- ---------------------------------------------------
                       NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 21, 1999, was approximately $119,784,849 based upon the closing sale price of the registrant's Common Stock as reported on the Nasdaq National Market System on such date. The number of outstanding shares of the Registrant's Common Stock as of September 21, 1999 was 9,778,355.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference into Parts III and IV of this Form 10-K Report: The definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 12, 1999.

---------------

* Excludes approximately 1,218,200 shares of common stock held by Directors, Officers and holders of 5% or more of the registrant's outstanding Common Stock at September 21, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
  Item 1.  Business....................................................   11
  Item 2.  Properties..................................................   21
  Item 3.  Legal Proceedings...........................................   21
  Item 4.  Submission of Matters to a Vote of Security Holders.........   22

PART II
  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   22
  Item 6.  Selected Financial Data.....................................   23
  Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   23
  Item 7A  Quantitative and Qualitative Disclosure About Market Risk...   26
  Item 8   Financial Statements........................................   26
  Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   26

PART III
  Item 10  Directors and Executive Officers of the Registrant..........   27
  Item 11  Executive Compensation......................................   27
  Item 12  Security Ownership of Certain Beneficial Owners and
           Management..................................................   27
  Item 13  Certain Relationships and Related Transactions..............   27

PART IV
  Item 14  Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   27

     Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors."

                                     PART I

RISK FACTORS

     This section briefly discusses certain risks that should be considered by stockholders and prospective investors in Avigen. Many of these risks are discussed in other contexts in other sections of this report.

WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND WE MAY NEVER ACHIEVE
PROFITABILITY

     We cannot be certain that we will ever achieve and sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of June 30, 1999, we had an accumulated deficit of $36.8 million. The process of developing our products will require significant research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability is dependent, in part, on our ability to successfully complete development of our proposed products, obtain required regulatory approvals and manufacture and market our products directly or through partners.

WE MUST SECURE ADDITIONAL FINANCING, OTHERWISE WE WILL NOT BE ABLE TO DEVELOP OUR PRODUCTS AND MAINTAIN OUR NASDAQ LISTING

     We will require substantial additional funding to complete the research and development activities currently contemplated, to commercialize our proposed products and to maintain minimum Nasdaq continued listing requirements. If we do not obtain such funds, we will not be able to develop our products or maintain our Nasdaq listing.

     Our future operating and capital requirements. We anticipate that our existing capital resources will be adequate to fund our needs for at least the next 12 months. Our future operating and capital requirements will depend on many factors, including:

     - continued scientific progress in research and development programs;

     - the scope and results of preclinical studies and clinical trials;

     - the time and costs involved in obtaining regulatory approvals;

     - the costs involved in filing, prosecuting and enforcing patent claims;

     - competing technological developments;

     - the cost of manufacturing scale-up;

     - the cost of commercialization activities; and

     - other factors which may not be within our control.

     We intend to seek additional funding through public or private equity or debt financing, when market conditions allow. If we raise additional funds by issuing equity securities, there may be further dilution to existing stockholders. We cannot assure you that we will be able to enter into such financing arrangements on acceptable terms or at all. Without such additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs.

     Our need to maintain our Nasdaq listing. We believe that maintaining our listing on the Nasdaq National Market is central to our ability to raise additional funds as well as to provide liquidity to investors.

We failed temporarily to meet the Nasdaq net tangible asset listing requirement at June 30, 1998. However, the proceeds from a recent financing allowed us to meet the Nasdaq net tangible asset listing requirement, on a proforma basis, for the first quarter of fiscal 1999. We may be required to generate sufficient revenue or raise additional capital to maintain Nasdaq listing requirements in fiscal year 2000.

OUR PRODUCTS MUST UNDERGO RIGOROUS CLINICAL TESTING AND REGULATORY APPROVALS, WHICH COULD SUBSTANTIALLY DELAY OR PREVENT US FROM MARKETING OUR PRODUCTS

     We are engaged in the development of gene therapy products derived from adeno-associate virus ("AAV") for the treatment of inherited and acquired diseases. Prior to marketing in the United States, any drug developed by us must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the FDA. If we do not receive these necessary approvals, we will not be able to generate substantial revenues and will not become profitable. At the present time, we believe that our products will be regulated as biologics by the FDA. We cannot be certain that our products will be cleared for marketing by the FDA or that any approved products can be successfully marketed. Satisfaction of such regulatory requirements, which includes satisfying the FDA that the product is both safe and efficacious, typically takes several years or more depending on the type, complexity and novelty of the product, and requires a substantial commitment of resources. We may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining such regulatory approvals include:

     - gene therapy is a new and rapidly evolving technology;

     - to date, there has been only limited research and development in gene therapy using AAV vectors;

     - we are not aware of any gene therapy products that have obtained marketing approval from the United States Food and Drug Administration;

     - before obtaining regulatory approval for the commercial sale of any of our products under development, we must demonstrate through preclinical studies and clinical trials that the proposed product is safe and efficacious for its intended use;

     - the regulatory requirements governing gene therapy products are uncertain and are subject to change;

     - none of our proposed products has been tested in humans; and

     - data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals.

     Preclinical studies must be conducted in conformance with the FDA's Good Laboratory Practices regulations. Before commencing clinical trials, we must submit to and receive FDA authorization of an investigational new drug application ("IND"). We cannot be certain that submission of an IND would result in FDA authorization to begin clinical trials.

     Limitations once regulatory approval has been obtained. If regulatory approval is granted for a product, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical trials. Furthermore, approval may require ongoing requirements for postmarketing studies. Even if a product is approved for marketing, the product, its manufacturer and its manufacturing facilities are continuously subject to review and periodic inspections. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. We may encounter problems with the clinical trials which will require us to delay, suspend or terminate these trials. All of our products in research and development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. Because there is only limited research regarding the safety and efficacy of AAV vectors, we believe that clinical trials will proceed more slowly than clinical trials involving traditional drugs and biologics.

     Consequences of failure to comply with applicable FDA or other regulatory requirements. Failure to comply with applicable FDA or other regulatory requirements may result in the following:

     - criminal prosecution;

     - civil penalties;

     - recall or seizure of products;

     - total or partial suspension of production or injunction; and

     - other legal or regulatory actions.

     Any such action would have a material adverse effect on our business.

WE MAY NOT BE SUCCESSFUL IN OBTAINING REQUIRED FOREIGN REGULATORY APPROVALS, WHICH WOULD PREVENT US FROM MARKETING OUR PRODUCTS INTERNATIONALLY

     We cannot be certain that we will obtain any regulatory approvals in other countries. In order to market our products outside of the United States, we also must comply with numerous and varying foreign regulatory requirements implemented by foreign health authorities. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

WE DO NOT HAVE EXPERIENCE IN CONDUCTING CLINICAL TRIALS, WHICH MAY CAUSE DELAYS IN COMMENCING AND COMPLETING CLINICAL TRIALS OF OUR PRODUCTS

     Clinical trials must meet FDA regulatory requirements for Institutional Review Board oversight and informed consent and good clinical practice regulations. We have limited experience in conducting preclinical studies and no experience in conducting clinical trials necessary to obtain regulatory approval. We may not be able to conduct those clinical trials at preferred sites, obtain sufficient test subjects or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in such trials are being exposed to unacceptable health risks or if it finds deficiencies in the IND or conduct of the investigation. We may encounter problems in clinical trials which cause us or the FDA to delay, suspend or terminate such trials.

     In addition to the FDA requirements, the National Institutes of Health ("NIH") has established guidelines for research involving recombinant DNA molecules, which we use in our research. These guidelines apply to recombinant DNA research which is conducted at or supported by the NIH. Under current guidelines, proposals to conduct clinical research involving gene therapy at institutions supported by the NIH must be approved by the NIH's Recombinant DNA Advisory Committee.

WE HAVE NO EXPERIENCE IN MANUFACTURING, MARKETING OR SELLING OUR PRODUCTS, WHICH RAISES UNCERTAINTY IN OUR ABILITY TO COST-EFFECTIVELY MANUFACTURE OUR PRODUCTS

     Even if we are able to develop our products and obtain necessary regulatory approvals, we have no experience in, and currently lack the resources and capability to, manufacture or market any of our proposed products on a commercial basis. In addition, we have not yet implemented the FDA's regulations concerning current Good Manufacturing Practices. We may not be able to develop adequate commercial manufacturing capabilities either on our own or through third parties. If we are unable to manufacture our products in a cost-effective manner, we will not become profitable. Initially, we anticipate that we will be dependent to a significant extent on collaborative partners or other entities for commercial scale manufacturing of our products. If we decide to establish a commercial scale manufacturing facility, we will need substantial additional funds and personnel and will be required to comply with extensive regulations applicable to such facility. In addition, we do not anticipate establishing our own sales and marketing capabilities in the foreseeable future. We may not be able to develop adequate marketing capabilities either on our own or through third parties.

WE NEED TO ATTRACT AND RETAIN A CORPORATE PARTNER, OTHERWISE WE MAY NOT BE ABLE TO DEVELOP OUR PRODUCTS

     We do not currently have a corporate partner relationship with respect to any of our technologies or potential products. Given the very high cost of funding clinical trials and bringing a proposed product through the governmental approval process to the commercial market, we believe that successful development and commercialization of our technologies and products will depend in large part on our ability to establish one or more such relationships. We may not be able to establish relationships on favorable terms, if at all. In addition, if we fail to raise needed future capital we could be at a disadvantage in negotiating favorable terms with potential corporate partners.

WE MAY BE REQUIRED TO OBTAIN RIGHTS TO PROPRIETARY GENES AND OTHER TECHNOLOGIES TO FURTHER DEVELOP OUR BUSINESS, WHICH MAY NOT BE AVAILABLE OR MAY BE COSTLY

     We currently investigate and use certain gene sequences or proteins encoded by those sequences that are or may become patented by others. As a result, we may be required to obtain licenses to such gene sequences or proteins or other technology in order to test, use or market such products. For example, in connection with our anemia program, we may need to obtain a license to a gene for erythropoietin. We may not be able to obtain such a license on terms favorable to us, if at all. In connection with our efforts to obtain rights to such gene sequences or proteins, we may find it necessary to convey rights to our technology to others. Some of our gene therapy products may require the use of multiple proprietary technologies. Consequently, we may be required to make cumulative royalty payments to several third parties. Such cumulative royalties could be commercially prohibitive. We may not be able to successfully negotiate such royalty adjustments.

IF WE DO NOT ACHIEVE CERTAIN MILESTONES WE MAY NOT BE ABLE TO RETAIN CERTAIN LICENSES TO OUR INTELLECTUAL PROPERTY

     We have entered into agreements for the license from third parties of certain technologies related to our gene therapy product development programs. Certain of these license agreements provide for the achievement of development milestones. All developmental milestones to date have been met with the next milestone due August 2001. If we fail to achieve such milestones or to obtain extensions, the licensor may terminate certain of the license agreements with relatively short notice to us. Termination of any of our license agreements could have a material adverse effect on our business.

IF OUR PRODUCTS ARE NOT ACCEPTED BY PHYSICIANS AND INSURERS, WE WILL NOT BE SUCCESSFUL

     Our success is dependent on acceptance of our gene therapy products. We cannot assure you that our products will achieve significant market acceptance among patients, physicians or third party payors, even if we obtain necessary regulatory and reimbursement approvals. Failure to achieve significant market acceptance will have a material adverse effect on our business, financial condition and results of operations. We believe that recommendations by physicians and health care payors will be essential for market acceptance of our gene therapy products. In the past, there has been concern regarding the potential safety and efficacy of gene therapy products derived from pathogenic viruses such as retroviruses and adenoviruses. While our proposed gene therapy products are derived from AAV which is a non-pathogenic virus, we cannot be certain that physicians and health care payors will conclude that the technology is safe. In addition, health care payors can indirectly affect the attractiveness of our proposed products by regulating the maximum amount of reimbursement they will provide for such proposed products.

EVEN IF WE BRING OUR PRODUCTS TO MARKET, WE MAY BE UNABLE TO EFFECTIVELY PRICE OUR PRODUCTS OR OBTAIN ADEQUATE REIMBURSEMENT FOR SALES OF OUR PRODUCTS, WHICH WOULD PREVENT OUR PRODUCTS FROM BECOMING PROFITABLE

     If we succeed in bringing our proposed products to the market, we cannot assure you that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive basis. The business and financial condition of Avigen is affected by the efforts of government and third party payors to contain or reduce the cost of health care through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government control on pricing. In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business. In addition, in both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services.

WE EXPECT THAT WE WILL FACE INTENSE COMPETITION, WHICH MAY LIMIT OUR ABILITY TO BECOME PROFITABLE

     The field of gene therapy is new and rapidly evolving and is expected to undergo significant technological change in the future. We expect increased competition from fully integrated pharmaceutical companies and more established biotechnology companies. Most of these companies have significantly greater financial resources and expertise than we do in the following:

     - research and development;

     - preclinical studies and clinical trials;

     - obtaining regulatory approvals;

     - manufacturing; and

     - marketing and distribution.

     Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Academic institutions, government agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product development and marketing. In addition, these companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel. Our competitors may develop more effective or more affordable products, or achieve earlier product commercialization than we do.

     We are aware that other companies are conducting preclinical studies and clinical trials for viral and non-viral gene therapy products. The Company believes its primary competitors to the AAV gene therapy technology and Factor VIII markets are Chiron Corporation and TKT. One of these companies has initiated a Phase I study to evaluate the use of gene therapy for delivering Factor VIII to patients with severe hemophilia A. One of these companies is supporting clinical studies for use of AAV vectors in the treatment of cystic fibrosis.

     We believe the primary competitive factors for success in the gene therapy field will be:

     - product efficacy;

     - safety;

     - manufacturing capability;

     - the timing and scope of regulatory approvals;

     - the timing of market introduction;

     - marketing and sales capability;

     - reimbursement coverage; and

     - price and patent position.

     Our competitors may develop more effective or more affordable products, or achieve earlier product commercialization than we do.

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO EFFECTIVELY PROTECT OUR PATENTS AND PROPRIETARY RIGHTS, WHICH WE MAY NOT BE ABLE TO DO

     Our success will depend to a significant degree on our ability to obtain patents and licenses to patent rights, preserve trade secrets, and to operate without infringing on the proprietary rights of others. If we are not successful in these endeavors, our business will be substantially impaired.

     To date, we have filed a number of patent applications in the United States relating to our technologies. In addition, we have acquired exclusive and non-exclusive licenses to certain issued patents and pending patent applications. We cannot assure you that patents will issue from these applications or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect our technologies.

     The patent application process takes several years and entails considerable expense. The failure to obtain patent protection on the technologies underlying our proposed products may have a material adverse effect on our competitive position and business prospects. Important legal issues remain to be resolved as to the scope of patent protection for biotechnology products, and we expect that administrative proceedings, litigation or both will be necessary to determine the validity and scope of our and others' biotechnology products. Such proceedings or litigation may require a significant commitment of our resources in the future. If patents can be obtained, we cannot assure you that any such patents will provide us with any competitive advantage. For example, others may independently develop similar technologies or duplicate any technology developed by us, and patents may be invalidated in litigation. In addition, two of our patent applications are co-owned with co-inventors. Under the terms of agreements with the co-inventors, we have an option to obtain an exclusive, worldwide, transferable, royalty-bearing license for such technology, and are currently in discussions with one of the co-inventors to obtain such a license. If we cannot negotiate exclusive rights to such co-owned technology, each co-inventor may have rights to independently make, use, offer to sell or sell the patented technology. Commercialization, assignment or licensing of such technology by a co-inventor could have a material adverse effect on our business, financial condition and results of operations.

     We also rely on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. We cannot be certain that these measures will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We cannot assure you that we will be able to protect our intellectual property successfully.

OTHER PERSONS MAY ASSERT RIGHTS IN OUR PROPRIETARY TECHNOLOGY, WHICH WOULD BE COSTLY TO CONTEST OR SETTLE

     Third parties may assert patent or other intellectual property infringement claims against us with respect to our products or technology or other matters. There may be third-party patents and other intellectual property relevant to our products and technology which are not known to us. We have not been accused of infringing any third party's patent rights or other intellectual property, but we cannot assure you that litigation asserting such claims will not be initiated, that we would prevail in any such litigation, or that we would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the outcome is favorable to us. In addition, to the extent outside collaborators apply technological information developed independently by them or by others to our product development programs or apply our technologies to other projects, disputes may arise as to the ownership of proprietary rights to such technologies.

WE MAY BE UNABLE TO ATTRACT AND RETAIN THE QUALIFIED EMPLOYEES WE NEED TO BE SUCCESSFUL

     We are highly dependent on certain members of our management and research and development staff. The loss of any of these persons could have a material adverse effect on our business. In addition, we rely on consultants and advisors to assist us in formulating our research and development strategy. Recruiting and retaining qualified technical and managerial personnel will also be critical to our success. We cannot assure you that we will be successful in attracting and retaining skilled personnel who generally are in high demand in the pharmaceutical and biotechnology industries. The loss of certain key employees or our inability to attract and retain other qualified employees could have a material adverse effect on our business. A majority of our scientific advisors are engaged by us on a consulting basis and are employed on a full-time basis by employers other than us and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.

WE FACE THE RISK OF PRODUCT LIABILITY CLAIMS WHICH MAY EXCEED THE SCOPE OR AMOUNT OF OUR INSURANCE COVERAGE

     The manufacture and sale of medical products entail significant risk of product liability claims. The Company currently carries product liability insurance as it obtained such coverage prior to commencing clinical trials. There can be no assurance that such coverage will be adequate to protect the Company from any liabilities it might incur in connection with the use or sale of the Company's products. In addition, the Company may require increased product liability coverage as additional products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business and results of operations. The Company must indemnify certain of its licensors against any product liability claims brought against them arising out of products developed by the Company under these licenses.

WE FACE RISKS FROM USING HAZARDOUS AND RADIOACTIVE MATERIALS AND MAY INCUR ADDITIONAL COSTS TO COMPLY WITH ENVIRONMENTAL REGULATIONS

     Our research and development efforts involve the use of hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the storage, use, and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any such liability could exceed our resources. We may incur substantial costs to comply with environmental regulations if we develop our own commercial manufacturing facility.

OUR BUSINESS MAY BE NEGATIVELY IMPACTED BY COMPUTER FAILURES IN THE YEAR 2000

     We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Any year 2000 compliance problems of either Avigen, our customers or vendors could have a material adverse effect on our business, results of operations and financial condition. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. We are in the process of working with our software vendors to ensure that the software that we have licensed from third parties will operate properly in the year 2000 and beyond. In addition, we are working with our external suppliers and service providers to ensure that they and their systems will be able to support our needs and, where necessary, interoperate with our server and networking hardware and software infrastructure in preparation for the year 2000. We do not anticipate that we will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance.

CONTROL BY EXISTING STOCKHOLDERS; ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS AND DELAWARE LAW

     The Company's officers, directors and principal stockholders beneficially own approximately 12.6% of the Company's Common Stock. As a result, such persons may have the ability to effectively control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company. In addition, the Company's Board of Directors have the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be materially adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue shares of Preferred Stock. Furthermore, certain provisions of the Company's Restated Certificate of Incorporation may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Common Stock. In addition, the Company is subject to the provisions of Section 203 of the Delaware General Corporation Law (the "Delaware Law"), an anti-takeover law.

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

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Avigen's drug development programs, clinical trials, receipt of regulatory approval, capital needs, intellectual property, expectations and intentions. The words "believe," "anticipate," "expect," "intend," and words of similar import are intended to identify these statements as forward-looking statements. Such forward-looking statements include the following:

     - our belief that AAV vectors can be used to deliver genes for the treatment of hemophilia, thalassemia, hereditary emphysema and Gaucher's disease;

     - our belief that our TVI system will allow us to pursue more effective treatments for blood cell-related diseases, including sickle cell anemia, beta-thalassemia and human immunodeficiency virus infection;

     - our belief that identification of new disease-related genes will provide us with significant opportunities for new gene therapy products;

     - our belief that our broad-based proprietary gene delivery technology can be used to deliver a number of different genes, giving rise to multiple product and corporate partnering opportunities;

     - our belief that our manufacturing process will simplify manufacturing and purification of AAV vectors for clinical trials, and that this process will result in a product that will be safer and, as a result, more commercially viable than AAV vectors produced by commonly employed methods;

     - our belief that AAV vectors may be useful to deliver the genes for factor VIII or factor IX and achieve long-term expression in vivo;

     - our intent to initiate collaborations to evaluate the use of AAV vectors to deliver the gene for factor VIII to muscle or liver in animals, and our intent to initiate parallel animal studies to evaluate the use of AAV vectors to deliver the gene for factor IX; and

     - our expectation that our existing capital resources will be adequate to fund our needs for at least the next 12 months.

     Forward-looking statements necessarily involve risks and uncertainties, and Avigen's actual results could differ materially from those anticipated in the forward-looking statements, including those set forth under "Risk Factors" above and elsewhere in this Annual Report on Form 10-K. The factors set forth under "Risk Factors" and other cautionary statements made in this Annual Report on Form 10-K should be read and understood as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K.

ITEM 1. BUSINESS

THE COMPANY

     Avigen is a leader in the development of gene therapy products derived from adeno-associated virus ("AAV") for the treatment of inherited diseases. Avigen's proposed gene therapy products are designed for in vivo administration to achieve the production of therapeutic proteins within the body. Avigen has honed it's strategic focus on developing a broad-based proprietary gene delivery technology, AAV vector. Avigen believes AAV vectors can be used to deliver genes for the treatment of hemophilia, thalassemia, hereditary emphysema and Gaucher's disease.

     AAV Vectors. Avigen's gene therapy products are based on gene delivery systems called vectors. AAV vectors are derived from AAV, a common non-pathogenic human virus, and take advantage of the natural efficiency with which viruses deliver genes to cells. To produce an AAV vector, the virus is modified by removing the viral genes and replacing them with genes for therapeutic proteins. Avigen believes that AAV vectors combine desirable properties of viral and non-viral vectors and may offer several potential advantages over other gene therapy vectors. These advantages include efficient delivery of genes to both dividing and non-dividing target cells, absence of viral genes that may be responsible for causing an undesirable immune response, in vivo administration to patients, higher levels of gene expression and improved stability allowing AAV vectors to be stored and handled like more traditional pharmaceutical products. Due to the complex replication cycle of the natural virus, AAV vectors have been difficult to produce. Avigen believes that its proprietary manufacturing process will simplify manufacturing and purification and achieve increased yield of high purity AAV vectors.

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

     Product Development. Based on encouraging results in animal models and preclinical studies, Avigen has initiated a clinical trial in humans using AAV vectors for the treatment of hemophilia B. Additionally, Avigen has a number of research programs and collaborations intended to generate product development candidates thalassemia, hereditary emphysema and Gaucher's disease. Avigen believes that the number of potential applications for gene therapy will increase significantly as advances are made in the area of genomics.

These advances are enabling scientists to link diseases to specific gene defects. As more genes are discovered, the need for improved gene delivery technologies is expected to increase. With the identification of new disease-related genes, Avigen believes that its AAV vectors will provide it with significant opportunities for new gene therapy products.

     Corporate Partnering Opportunities. Avigen is seeking to develop long-term strategic collaborations with pharmaceutical companies that can provide funding for research and development activities and clinical trials as well as access to complementary technologies, including gene sequences. Avigen believes that its broad-based proprietary gene delivery technology can be used to deliver a number of different genes, giving rise to multiple product and corporate partnering opportunities.

GENE THERAPY BACKGROUND

     Gene therapy is an approach to the treatment of inherited and acquired diseases whereby genes are delivered into patients' cells in order to direct the cells to produce therapeutic proteins. Genes are regions of DNA that contain the instructions that direct cells to produce proteins, one of the basic building blocks of all cells. Each cell in the body has the ability to produce proteins necessary for cellular structure, growth and function. The process that results in protein production by the cell is known as gene expression. By directing the cells to produce proteins, gene therapy offers the opportunity to correct defects or diseases at the molecular level. All gene therapy approaches contain three key components: (i) the vector; (ii) the gene cassette; and (iii) the target cell.

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

     In contrast to retroviral and adenoviral vectors, AAV vectors are derived from a non-pathogenic human virus to which the majority of the population has been exposed. In spite of its name, AAV is genetically unrelated to adenovirus. AAV, as it exists in nature, can only reproduce in the presence of another virus. AAV vectors are derived from AAV by removing all of the viral genes and replacing them with an appropriate gene cassette. Avigen believes that AAV vectors offer several potential advantages over other viral and non- viral vectors. These advantages include efficient delivery of genes to both dividing and non-dividing target cells, absence of viral genes that may be responsible for causing an undesirable immune response, in vivo administration to patients, higher levels of gene expression and improved stability allowing AAV vectors to be manufactured, stored and handled like more traditional pharmaceutical products. Avigen believes that AAV vectors combine the desired properties of viral and non-viral vectors and may offer a safer and more practical alternative to the other gene therapy vectors. Avigen is aware of two clinical trials evaluating AAV vectors manufactured by another company for the treatment of cystic fibrosis that are currently being conducted.

     Gene Cassette. Packaged inside a gene therapy vector is the gene cassette, containing the gene for a desired therapeutic protein and the control elements which direct protein production by the cell. The design of the gene cassette depends on the therapeutic application. The gene may be a naturally occurring gene for a therapeutic protein (e.g., erythropoietin or factor VIII), one that sensitizes cancer cells to chemotherapy (a "suicide gene") or a man-made gene with novel anti-viral properties. The control elements that regulate expression of the delivered genes are equally important in the success of gene therapy products. Certain control elements permit gene expression in many cell types while other cell-specific control elements direct expression only in a particular type of cell. Avigen believes that inclusion of the cell-specific control elements in a gene therapy vector may increase safety in certain gene therapy applications by limiting gene expression to a desired organ or tissue.

AVIGEN TECHNOLOGY

  AAV Vectors

     AAV vectors are emerging as a promising gene delivery system because they combine the efficiency with which viral vectors deliver their DNA to cells with a potential safety profile closer to that of non-viral vectors. A major limitation in the development of clinical applications for AAV vectors has been the lack of an efficient production method. Current methods, in general, result in low yields of AAV vectors and require the input of an infectious virus, most commonly adenovirus, to initiate vector replication. Avigen has developed a proprietary manufacturing process which allows for the more efficient production of larger quantities of AAV vectors and does not require the use of an infectious virus, thereby eliminating some potentially harmful contaminants. Avigen believes that its process will simplify manufacturing and purification of AAV vectors for clinical trials. In addition, Avigen believes that its proprietary process will result in a product that will be safer and, as a result, more commercially viable than AAV vectors produced by commonly employed methods.

PRODUCT DEVELOPMENT PROGRAMS

     Avigen has selected its product development programs based on experimental data that demonstrate the feasibility of gene delivery to specific target cells. Avigen believes that its technologies may be used with several different genes, giving rise to multiple product and corporate partnering opportunities. Avigen believes that further advances in genomics, including the sequencing, mapping and identification of genes linked to diseases, may offer other product opportunities. The following table summarizes Avigen's current product development programs:

                     AAV VECTOR-BASED GENE THERAPY PROGRAMS

   PROGRAM             INDICATION         TARGET CELL       STATUS(1)
   -------        --------------------    ------------    --------------
Blood Diseases    Hemophilia B            Muscle/Liver    Clinical Trial
                  Hemophilia A            Muscle/Liver    Research
                  Gaucher's Disease       Muscle/Liver    Research
                  Thalassemia (2)         Muscle/Liver    Preclinical
                  Hereditary Emphysema    Muscle/Liver    Research

---------------
(1) "Research" indicates activities related to designing, constructing and testing vectors in specific target cell types in order to evaluate gene expression. "Preclinical" indicates in vitro and animal studies to evaluate efficacy, pharmacology and toxicology. "Clinical Trial" indicates a first attempt to treat human patients to evaluate pharmacokinetics and pharmacological actions in humans.

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

     Avigen believes that AAV vectors may be useful to deliver the genes for factor VIII or factor IX and achieve long-term expression in vivo in humans. Avigen intends has initiated collaborations to evaluate the use of AAV vectors to deliver the gene for factor VIII to muscle or liver in humans. Avigen has had successful results in large animals. There has been evidence that the animal after the initial injection of Factor IX has continued to produce the Factor IX without additional injections for two years. In addition, Avigen intends to initiate animal studies to evaluate the use of AAV vectors to deliver the gene for factor VIII. Avigen is currently in a combined Phase I/Phase II clinical trials for Factor IX.

     Thalassemia. This common genetic disease that affects millions of people worldwide who suffer from anemia, resulting in a reduction of the number of red blood cells and hemoglobin, the red blood cell protein that carries oxygen. In the case of sickle cell anemia and beta-thalassemia, two inherited diseases, anemia results from the production of inadequate or abnormal hemoglobin molecules. In acquired cases such as renal failure, AIDS or as the result of the administration of chemotherapy for cancer, anemia is generally due to the inadequate production of red blood cells.

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

     There are an estimated 60,000 patients with sickle cell anemia in the United States. Avigen believes that there are approximately 8,000 to 10,000 cases of beta-thalassemia in the United States. Currently, there is no effective and widely available therapy for beta-thalassemia and sickle cell anemia. Studies in animals and clinical trials in a small number of patients suggest that administration of large doses of EPO, either alone or in combination with other agents, in certain individuals with beta-thalassemia and sickle cell anemia can increase the production of functional hemoglobin molecules and perhaps ameliorate the symptoms of disease.

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

     Gaucher's Disease. This inherited genetic disease is caused by the defective enzyme glucocerebrosidase. This enzyme helps the body break down the chemical glucocerebroside. The defective enzyme in person's with Gaucher's disease leads to the accumulation of glucocerebroside in the spleen, liver and lymph nodes. Currently, enzyme replacement therapy has replaced bone marrow transplants as the preferred method of ultimate treatment. This form of regular treatment requires regular infusion of the enzyme into the bloodstream through the veins. This treatment must be continued chronically, with frequent infusions and dosage adjustments according to response of the patient. Avigen is in the early stages of researching the ability of using it's AAV vector to deliver the enzyme glucocerebrosidase to achieve long-term expression in humans.

     Hereditary Emphysema. Most cases of emphysema are caused by smoking or other environmental factors. However, in a small number of cases of emphysema, there is a hereditary basis for the disease. Emphysema is characterized by progressive shortness of breath (dyspnea) and cough. This disease can cause air to become trapped in the lung, which is called hyperinflation. The inherited form of emphysema is called alpha-1 proteinase inhibitor deficiency. Alpha-1 proteinase inhibitor is a major protein in the blood. It is produced primarily in the liver cells but also by some white blood cells. It protects the lung by blocking the effects of powerful enzymes called elastases. Elastase is normally carried in white blood cells and protects the delicate tissue of the lung by killing bacteria and neutralizing tiny particles inhaled into the lung. Once the protective work of this enzyme is finished, further action is blocked by the alpha-1 proteinase inhibitor. Without alpha-1 proteinase inhibitor, elastase can destroy the air sacs of the lung. Avigen is in the early stages of researching the ability of using it's AAV vector to deliver the Alpha-1 proteinase inhibitor to achieve long-term expression in humans.

CORPORATE PARTNERING STRATEGY

     Avigen is actively seeking to develop long-term strategic collaborations with pharmaceutical companies that can provide funding for research and development activities and clinical trials. Avigen believes that its proprietary technologies are broad-based and can be used with many different genes, giving rise to multiple product and corporate partnering opportunities.

     Avigen has initiated discussions with a number of pharmaceutical companies in the United States, Europe and Asia. Avigen has not entered into any definitive agreements with respect to any corporate partnering arrangements. Avigen's strategy is to contribute both technology and expertise in the gene therapy field while seeking corporate partners who can provide access to complementary technologies, including gene sequences. In addition, Avigen intends to rely on corporate partners, licensees or other entities for marketing of its products, when and if such products achieve regulatory approval. There can be no assurance, however, that Avigen will be able to reach satisfactory arrangements with such parties or that such arrangements will be successful.

LICENSING AND RESEARCH AGREEMENTS

     Research Corporation Technologies. In May 1992, Avigen entered into a license agreement with Research Corporation Technologies, Inc. ("RCT") for rights to a patent and patent application relating to a cell-specific promoter in AAV vectors. The license is exclusive and worldwide. In consideration for the license, Avigen paid an initial license fee and issued 247,949 shares of its Common Stock. In addition, Avigen is required under the agreement to pay RCT royalties based on net sales of products which utilize the licensed technology, with certain minimum annual royalty payments due beginning in 1999. Avigen must exercise its best efforts to commercially develop, promote and sell products covered by the licensed patent rights, and is obligated to file a product license application or a new drug application by the end of 2000. In the event Avigen fails to achieve milestones by their applicable deadlines, Avigen has the right to pay RCT additional fees of up to $250,000 to extend certain of the deadlines for specified periods. RCT may terminate the agreement if Avigen becomes insolvent or bankrupt or fails to perform any of its obligations under the agreement.

     Children's Hospital of Philadelphia. In May of 1999, Avigen entered into an agreement with the Children's Hospital of Philadelphia for rights to a patent application related to vectors and methods for treating hemophilia B using recombinant AAV vectors. The license is exclusive and worldwide for the duration of the patent, 20 years from application in 1997, should the patent be approved. In consideration for the license Avigen paid an initial license fee. Avigen is also required to make additional payments at the completion of certain clinical and regulatory milestones, as well as a royalty based on net sales of product sales falling within the scope of the license. Under the license, Avigen must exercise its best efforts to achieve certain research, clinical and commercial milestones.

     Avigen has entered into other exclusive and nonexclusive license agreements with certain research institutions and their representatives. Although specific terms of the licenses vary, all of such licenses require Avigen to achieve certain development milestones. In addition, the agreements require Avigen to pay certain license fees and royalties to the licensors. All of the licenses provide for a term which extends for the life of the underlying patent.

     The failure to achieve any required development milestones or to negotiate appropriate extensions of any of Avigen's license agreements or to make all required milestone and royalty payments when due and the subsequent decision of any such institution to terminate such license could have a material adverse effect on Avigen.

     Avigen has also entered into agreements with certain research institutions and corporate entities with respect to its research and development efforts. Under such agreements Avigen has provided specific vectors and other materials for research purposes conducted at the direction of a principal investigator. Generally, the agreements also provide that: (i) Avigen remains the sole and exclusive owner of the transferred materials; (ii) ownership of improvements will be determined under patent law principles, based upon the parties' relative contributions to the improvements; and (iii) Avigen has the right to prosecute patents on jointly-owned improvements. Although specific terms of each agreement vary, Avigen is generally granted, with respect to jointly owned improvements, an irrevocable, nonexclusive, royalty-free license and an option to negotiate in good faith an exclusive license at royalty rates to be mutually agreed upon. There can be no assurance that exclusive rights to any such improvements can be obtained on terms acceptable to Avigen, if at all. In addition, Avigen engages from time to time in discussions with other prospective academic partners regarding potential research and development projects and may, in the future, enter into arrangements in addition to those described above.

RESEARCH REVENUES AND EXPENSES

     Research and development expense for the years ended June 30, 1999, 1998 and 1997 for Company-sponsored research was $6.5 million, $6.2 million and $4.0 million, respectively. Of that, $185,000 and $98,000 in 1999 and 1997, respectively, was reimbursement by third parties and reflected as grant revenues on the statement of operations.

     John Hopkins University and Avigen have entered into an agreement under which John Hopkins University has agreed to provide research funding through a National Institute of Health Grant. The funded project consists of researching Capsid-Targeted Viral Inactivation in the treatment of HIV.

MANUFACTURING

     Avigen has developed a proprietary manufacturing process for AAV vectors. Avigen believes it currently has the capacity to manufacture AAV vectors in amounts sufficient to conduct clinical trials, and has implemented cGMP policies and procedures prior to manufacturing material for preclinical studies and clinical trials. Avigen believes that its manufacturing process will simplify manufacturing and purification and will allow Avigen to produce amounts of AAV vector required for clinical trials. The processes used by Avigen are new, however, and there can be no assurance that such processes will be feasible or cost-effective.

     Avigen currently does not operate manufacturing facilities for commercial production of its gene therapy products. Avigen's strategy for the manufacture of its gene therapy products may be to enter into alliances with pharmaceutical and other biotechnology companies. In addition, Avigen does not have, and has no intention of developing, the facilities necessary to perform cell processing which may be required for TVI. Avigen intends to rely on corporate partners or others for such cell processing. There can be no assurance that Avigen will be able to negotiate satisfactory arrangements with such parties, that such arrangements will be successful or that its corporate partners will be able to develop adequate manufacturing capabilities for commercial scale production. In the event Avigen decides to establish a commercial scale manufacturing facility, Avigen will require substantial additional funds and personnel and will be required to comply with extensive regulations applicable to such facility.

GOVERNMENT REGULATION

     The production and marketing of Avigen's proposed products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the FDA under the federal Food, Drug, and Cosmetic Act. Biological products, in addition to being subject to certain provisions of this act, are also regulated under the Public Health Service Act. These laws and the regulations promulgated thereunder govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotional practices and import and export of drugs and biological products. In general, the Center for Biologics Evaluation and Research holds primary responsibility for the regulation of biological products and has handled the IND submissions of most gene therapy products to date. At the present time, Avigen believes that its products will be regulated as biologics by the FDA and comparable foreign regulatory bodies. Gene therapy is, however, a relatively new technology and has not been extensively tested in humans. The regulatory requirements governing gene therapy products are uncertain and are subject to change. No gene therapy products have been approved to date in the United States or any foreign country.

     Under the NIH Guidelines for Research Involving Recombinant DNA Molecules, clinical protocols involving human gene transfer conducted at institutions receiving NIH funds cannot be initiated without simultaneous submission of information describing the proposed clinical protocol to both NIH/ORDA and the FDA. Submission to NIH/ORDA shall be for registration purposes and determination regarding the necessity of full RAC review and approval/disapproval. Full RAC review of an individual human gene transfer protocol can be initiated by the NIH Director or recommended to the NIH Director by three or more RAC members or other Federal agencies. An individual human gene transfer protocol that is recommended for full RAC review should represent novel characteristics deserving of public discussion. Prior to submission of a human gene transfer experiment to NIH/ORDA, the Principal Investigator must obtain Institutional Biosafety Committee approval from each institution that will handle recombinant DNA material that is to be administered to human subjects and Institutional Review Board approval from each institution in which human subjects will undergo gene transfer. Submission of human gene transfer protocols to the FDA will be in the form of an IND application. The review process conducted by NIH/ORDA and the FDA is unpredictable and may result in considerable time and expense to Avigen.

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

     Domestic manufacturing establishments are subject to inspections at any time by the FDA and must comply with cGMP regulations enforced by the FDA through its facilities inspection program. Manufacturers of biological products also must comply with FDA general biological product standards. In addition, Avigen has obtained a drug manufacturing license from the State of California for any of its products administered to humans, including products intended for clinical trials.

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

     Clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I typically involves the initial introduction of the drug into patients primarily to determine the drug's metabolism, pharmacokinetics and pharmacological actions in humans and the side effects associated with increasing doses. Phase II typically involves studies in a limited patient population to (i) determine the efficacy of the drug for specific indications, (ii) determine dosage tolerance and optimal dosage and
(iii) further identify possible adverse effects and safety risks. If the drug is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate efficacy and safety within an expanded patient population typically at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of Avigen's products subject to such testing. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to an unacceptable health risk. FDA regulations also subject sponsors of clinical investigations to numerous regulatory requirements related to, among other things, selection of qualified investigators, proper monitoring of investigations, record keeping and record retention and notice to investigators and FDA of any death or adverse serious reaction. In addition, the FDA may require post marketing clinical studies (Phase IV) which will require extensive patient monitoring and recordkeeping and may result in restricted marketing of the product for an extended period of time.

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

     In accordance with the Orphan Drug Act, the FDA may grant Orphan Drug status to certain drugs intended to treat a "rare disease or condition" defined as a disease or condition which affects fewer than 200,000 people in the United States, or which affects more than 200,000 people for which the cost of developing and marketing the drug will not be recovered from sales of the drug in the United States. An approved Orphan Drug may provide certain benefits including exclusive marketing rights in the United States to the drug for the approved indication for seven years following marketing approval and federal income tax credits for certain clinical trial expenses. Avigen believes that some of its future products may qualify for Orphan Drug status but there can be no assurance that such products will receive FDA approval. In addition, there is no assurance that potential benefits provided by the Orphan Drug Act will not be significantly limited by amendment by the United States Congress and/or reinterpretation by the FDA.

     For clinical investigation and marketing outside the United States, Avigen is also subject to foreign regulatory requirements governing clinical trials and marketing approval for pharmaceutical products. In Europe, the approval process for the commencement of clinical trials varies from country to country. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

     In addition to regulations enforced by the FDA, Avigen also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations. Avigen's research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. Although Avigen believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, it could be held liable for any damages that result from accidental contamination or injury and any such liability could exceed the resources of Avigen.

PATENTS AND INTELLECTUAL PROPERTY

     Patents and other proprietary rights are important to Avigen's business. Avigen's policy is to file patent applications and protect technology, inventions and improvements to inventions that are commercially important to the development of its business. Patents are good for twenty years form the date of application for the patent. Avigen also relies on trade secrets, know-how, continuing technology innovations and licensing opportunities to develop and maintain its competitive position.

     Avigen has eight issued U.S. patents and twenty pending U.S. patent applications, all of which have been filed internationally. Several of the patent applications are co-owned with co-inventors. Avigen has one exclusive worldwide license to a patent, an exclusive license to one U.S. patent and three worldwide exclusive licenses to patent applications. Avigen also has a non-exclusive license to one U.S. patent. There is no assurance that patents will issue from any of the applications by or licensed to Avigen, or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect Avigen's technology. The patent application process takes several years and entails considerable expense. In addition, with respect to each of Avigen's co-owned patent applications, Avigen has executed or is in discussions with co-inventors to execute an option to obtain an exclusive, worldwide, transferable, royalty-bearing license for such technology. In the event Avigen is unable to negotiate exclusive rights to such co-owned technology, each co-inventor may have rights to independently make, use, offer to sell or sell the patented technology. Commercialization, assignment or licensing of such technology by a co-inventor could have a material adverse effect on Avigen's business, financial condition and results of operations. The failure to obtain patent protection on Avigen's technologies or proposed products may have a material adverse effect on Avigen's competitive position and business prospects.

     The patent positions of pharmaceutical and biotechnology firms are generally uncertain and involve complex legal and factual questions. To date, there has emerged no consistent policy regarding the breadth of claim allowed in biotechnology patents. Patent applications in the United States are maintained in secrecy until a patent issues, and Avigen cannot be certain that others have not filed applications for technology covered by Avigen's patent applications or that Avigen was first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to compounds or processes that block or compete with those of Avigen.

     There can be no assurance that third parties will not assert patent or other intellectual property infringement claims against Avigen with respect to its products or technology or other matters. There may be third-party patents and other intellectual property relevant to Avigen's products and technology which are not known to Avigen. A number of the gene sequences or proteins encoded by certain of those sequences that Avigen is investigating or may use in its products are or may become patented by others. As a result, Avigen may be required to obtain licenses to such gene sequences or other technology in order to test, use or market products that contain proprietary gene sequences or encode proprietary proteins. For example, in connection with its anemia program, Avigen anticipates that it may need to obtain a license to a gene for human erythropoietin. There can be no assurance that Avigen will be able to obtain this or any other license on terms favorable to Avigen, if at all.

     Patent litigation is becoming more widespread in the biotechnology industry. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to Avigen, to protect trade secrets owned by Avigen, or to determine the scope and validity of proprietary rights of third parties. Although no third party has asserted that Avigen is infringing such third party's patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that Avigen would prevail in any such litigation, or that Avigen would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against Avigen, with or without merit, as well as claims initiated by Avigen against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If competitors of Avigen prepare and file patent applications in the United States that claim technology also claimed by Avigen, Avigen may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to Avigen, even if the outcome is favorable to Avigen. In addition, to the extent outside collaborators apply technological information developed independently by them or by others to Avigen's product development programs or apply Avigen's technologies to other projects, disputes may arise as to the ownership of proprietary rights to such technologies.

     Avigen also relies on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements, and other protective measures to protect intellectual property rights pertaining to its products and technology. There can be no assurance, however, that these agreements will provide meaningful protection of Avigen's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. In addition, the laws of certain foreign countries do not protect Avigen's intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that Avigen will be able to protect its intellectual property successfully.

PRODUCT LIABILITY INSURANCE

     The manufacture and sale of medical products entail significant risk of product liability claims. Avigen currently negotiates product liability insurance in the third fiscal quarter, which was prior to beginning our clinical trials. There can be no assurance that such coverage will be adequate to protect Avigen from any liabilities it might incur in connection with the sale of Avigen's products. In addition, Avigen may require increased product liability coverage as products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against Avigen in excess of its insurance coverage could have a material adverse effect on Avigen's business and results of operations.

EMPLOYEES

     As of September 15, 1999, Avigen had 51 full-time employees, 14 of whom have Ph.D. or M.D. degrees, including 40 employees in research and development, and 11 in general administration and finance. Avigen also relies on a number of part-time employees and consultants. None of Avigen's employees are represented by a collective bargaining agreement nor has Avigen ever experienced a work stoppage. Avigen believes that its relationship with its employees is good.

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

     Jef D. Boeke, Ph.D., is a professor of Molecular Biology and Genetics at The Johns Hopkins University School of Medicine. Dr. Boeke co-invented the capsid targeted viral inactivation technology that provides a basis for Avigen's antiviral product development program. He has authored more than 100 publications.

     Katherine A. High, M.D., is the William H. Bennett Associate Professor of Pediatrics at the University of Pennsylvania and the Director of Research of the Hematology Division at Children's Hospital of Philadelphia. Dr. High is world renowned expert in both the basic science and clinical aspects of hemophilia.

     Mark A. Israel, M.D., is Professor of Neurological Surgery and Pediatrics and Director, the Preuss Laboratory of Molecular Neuro-oncology at the University of California, San Francisco. Dr. Israel's research focuses on the molecular and cellular biology of tumors of the nervous system. He has authored more than 150 publications.

     Yuichi Iwaki, M.D., Ph.D., serves as a director of the Company.

     Y.W. Kan, M.D., D.Sc., is the Louis K. Diamond Professor of Hematology at the University of California at San Francisco. He also is an Investigator of the Howard Hughes Medical Institute. Dr. Kan was the 1991 recipient of the Albert Lasker Clinical Medical Research Award and is noted as a leader in the fields of sickle cell anemia and thalassemia.

     Mark Kay, M.D., Ph.D., is the Director - Program in Human Gene Therapy, and Associate Professor - Department of Pediatrics and Genetics at Stanford University School of Medicine. Dr. Kay was a recipient of the Upjohn Achievement Award for Excellence in Clinical Pharmacology and the Henry Christian Award for Excellence in Research. Dr. Kay was honored recently as an electee to the Board of Directors of the newly formed American Society of Gene Therapy. Dr. Kay is also a member of the editorial boards at Gene Therapy and Human Gene Therapy.

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

ITEM 3. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of the Company's common stock commenced trading in the over-the-counter market on the Nasdaq National Market on May 22, 1996, under the symbol "AVGN".

     The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

     The following table sets forth, for fiscal periods indicated, the range of high and low closing sale prices available for the fiscal year 1998 and 1999.

                          1998                              HIGH        LOW
                          ----                             -------    -------
Quarter End 9/30/97......................................  $4.6250    $2.5000
Quarter End 12/31/97.....................................  $4.2500    $2.2500
Quarter End 3/31/98......................................  $3.1250    $2.0000
Quarter End 6/30/98......................................  $3.7500    $2.0312

                          1999                              HIGH        LOW
                          ----                             -------    -------
Quarter End 9/30/98......................................  $3.4375    $1.6250
Quarter End 12/31/98.....................................  $7.8125    $2.0000
Quarter End 3/31/99......................................  $6.7500    $4.6875
Quarter End 6/30/99......................................  $6.4375    $4.6875

     As of September 21, 1999, there were approximately 164 holders of record of the Company's Common Stock.

     On April 15, 1999, Avigen completed the second closing of its private placement of its common stock and common stock warrants to overseas investors, raising approximately $13.1 million. In the private placement Avigen issued an aggregate of 2,198,210 shares of its common stock at prices ranging from $5.50 to $6.00 per share which was the closing Nasdaq National Market price on the various dates of issuance. For every five shares purchased, the investor also received a five-year warrant to purchase one share of the Company's common stock at a twenty-five percent premium to the closing price. The placement was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

     Union d'Etudes et d'Investissements Credit Agricole Group acted as the placement agent in this sale of securities, and received $613,896 plus a warrant to purchase 145,557 shares of the Company's common stock at an exercise price of $6.60 per share.

     Americal Securities acted as the placement agent in this sale of securities, and received $161,000 plus a warrant to purchase 38,173 shares of the Company's common stock at an exercise price of $6.60 per share.

     Iwaki & Associates acted as the placement agent in this sale of securities, and received $145,915 plus a warrant to purchase 18,084 shares of the Company's common stock at an exercise price of $6.60 per share and a warrant to purchase 18,000 shares of the Company's common stock at an exercise price of $6.05 per share.

ITEM 6. SELECTED FINANCIAL DATA

                                                   FISCAL YEARS ENDED JUNE 30,
                                         -----------------------------------------------    OCTOBER 22, 1992
                                                                                              (INCEPTION)
                                             1999             1998             1997         TO JUNE 30, 1999
                                         -------------    -------------    -------------    ----------------
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Grant revenue..........................   $      185       $      -0-       $       98          $    548
Expenses:
  Research and development.............        6,490            6,235            4,033            25,088
  General and administrative...........        3,445            2,990            2,351            13,044
                                          ----------       ----------       ----------          --------
                                               9,935            9,225            6,384            38,132
                                          ----------       ----------       ----------          --------
Loss from operations...................       (9,750)          (9,225)          (6,286)          (37,584)
Interest income (expense) (net)........          148              365              710               653
Other income (expense) (net)...........           (9)             (17)              (1)              160
                                          ----------       ----------       ----------          --------
Net loss...............................   $   (9,611)      $   (8,877)      $   (5,578)         $(36,771)
                                          ----------       ----------       ----------          --------
Net loss per share.....................   $    (0.99)      $    (1.22)      $    (0.77)
                                          ==========       ==========       ==========
Shares used in per share calculation...    9,684,329        7,298,271        7,286,146
                                          ==========       ==========       ==========

                                                 JUNE 30,
                                         ------------------------
                                            1999          1998
                                         ----------    ----------
                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and investments
  in marketable securities.............  $   14,881    $    4,477
Working capital........................      13,471         3,115
Total assets...........................      16,183         5,997
Capital lease obligations:
  Current..............................         697           587
  Long-term............................         112           860
Deficit accumulated during development
  stage................................     (36,771)      (27,160)
Stockholders' equity...................      14,323         3,583

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a differences include, but are not limited to, those discussed herein and in "Risk Factors" in Part I.

OVERVIEW

     Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At June 30, 1999 the Company had an accumulated deficit of $36.8 million.

RESULTS OF OPERATIONS

  Fiscal years ended June 30, 1997, 1998 and 1999.

     Grant revenue decreased from $98,000 for the year ended June 30, 1997 to $-0- for the year ended June 30, 1998, and increased to $185,000 for the year ended June 30, 1999. Grant revenue for fiscal 1996, 1997 and 1998 consisted of reimbursements under a NIH grant. Revenues earned under research grants are determined by the timing and amounts of the award from the issuing agency and achievement of milestones by the Company. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     The Company's research and development expenses increased from $4.0 million for the year ended June 30, 1997 to $6.2 million for the year ended June 30, 1998, and increased to $6.5 million for the year ended June 30, 1999. The increase from fiscal 1997 to fiscal 1998 was due primarily to increases in personnel, employee related expenses, outside labs, temporary employees and increases in depreciation expense. The increase from fiscal 1998 to fiscal 1999 was due primarily to the write off of equipment and increase in lab fees and temporary headcount. The Company expects research and development spending to increase significantly over the next several years as the Company expands research and product development efforts.

     General and administrative expenses increased from $2.4 million for the year ended June 30, 1997 to $3.0 million for the year ended June 30, 1998 and increased to $3.4 million for the year ended June 30, 1999. The increase from fiscal 1997, fiscal 1998 and fiscal 1999 was due primarily to increases in executive personnel and the increase travel activities in seeking corporate partners and legal fees in generating the appropriate documentation for patents. General and administrative expenses are expected to increase as the level of the Company's activities increases, but to decrease as a percentage of total expenses, with the expansion of the research and development efforts.

     Interest expense increased from $70,000 for the year ended June 30, 1997 to $222,000 for the year ended June 30, 1998 and decreased to $178,000 for the year ended June 30, 1999. The increase from fiscal 1997 to 1998 was due primarily to the Company's utilization of the equipment lease line. The decrease from fiscal 1998 to fiscal 1999 was due primarily to the Company having paid off the outstanding balance on the lease line. Interest income decreased from $780,000 for the year ended June 30, 1997 to $587,000 for the year ended June 30, 1998 and further decreased to $326,000 for the year ended June 30, 1999. The decreases from fiscal 1997 to fiscal 1998 and fiscal 1998 to fiscal 1999 were due primarily to the decreasing balance of the proceeds of the initial public offering and private placements.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1996, the Company consummated an initial public offering (the "Offering") of 2,500,000 shares of Common Stock which raised approximately $17.7 million in cash, net of expenses. In July 1996, the Company issued 250,000 additional shares of Common Stock in connection with the exercise of the underwriters' over-allotment option. Net proceeds from such sale were approximately $1,850,000 in cash.

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

     In August and September 1998, the Company completed a private placement raising approximately $2.7 million in cash (net of issuance costs). In connection with the private placement, the Company issued 1,306,505 shares of common stock at the closing Nasdaq National Market price on various dates at exercise prices ranging from $2.25 to $2.94 per share, and five year Warrants in the amount of 261,301 shares at a twenty-five percent premium of the closing Nasdaq market price on various dates at exercise prices ranging from $2.81 to $3.68 per share.

     In December 1998, the Company completed a private placement raising approximately $5.2 million in cash (net of issuance costs). In connection with the private placement, the Company issued 1,367,280 shares of common stock at the closing Nasdaq National Market price on various dates at exercise prices ranging from $3.81 to $4.88 per share, and five year Warrants in the amount of 273,456 shares at a twenty-five percent premium of the closing Nasdaq market price on various dates at exercise prices ranging from $4.88 to $6.10 per share.

     In April 1999, the Company completed a private placement raising approximately $12.2 million in cash (net of issuance costs). In connection with the private placement, the Company issued 2,198,210 shares of common stock at the closing Nasdaq National Market price on various dates at exercise prices ranging from $5.50 to $6.00 per share, and five year Warrants in the amount of 439,642 shares at a twenty-five percent premium of the closing Nasdaq market price on various dates at exercise prices ranging from $6.56 to $7.50 per share.

     At June 30, 1999, the Company had cash, cash equivalents and investments in marketable securities of approximately $14.9 million. The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct the research and development activities, preclinical studies and clinical trials of its potential products and to market any products that are developed. The Company's facility is an approximately 23,000 square foot facility leased through May 2003. The Company believes that it will be able to renew the lease for this facility or find suitable alternate facilities in the same general area without a material disruption of its operations. It is anticipated that the company would be required to pay a premium for new facilities, as the overall rates in the area haves increased and are expected to increase, but at a lesser rate. In November 1996, the Company secured a $2 million revolving line of credit with Wells Fargo Bank which has been renewed annually. In May 1997 the Company secured a $2 million capital lease from which $1.4 million was used as a sale-leaseback of existing equipment and for other leasehold improvements. In Fiscal 1999, the company secured an additional $1 million under this capital lease facility, of which all is available at June 30, 1999. To the extent the Company decides to develop its own manufacturing facilities, the Company would require substantial additional capital. The Company's cash requirements may vary materially from those now planned because of the results of research, development and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements and the purchase of additional capital equipment.

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

     The Company believes that the available cash and cash equivalents and short-term investments, will be sufficient to meet the Company's operating expenses and capital requirements for the next fiscal year ending June 30, 2000. The company may be required to delay, reduce the scope of or eliminate one or more of its research or development projects to accomplish meeting the capital requirements through June 30, 1999. Thereafter, the Company will be required to seek additional funds through public or private financing or collaborative arrangements with corporate partners. Issuance's of additional equity securities could result in substantial dilution to stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund its capital requirements would have a material adverse effect on the Company's business.

YEAR 2000

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

     Any spending for modifications and updates are being expensed as incurred and is not expected to have a material impact on our results of operations or cash flows. The cost of the year 2000 project is being funded through available funds. The Company anticipates that its costs associated with the upgrades and/or conversion of computer software relating to the year 2000 issue is less than $30,000. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

     All servers, workstations and e-mail systems are running on Windows NT version 4.0 with a server pac 3.0 which is Year 2000 compliant. There are some personal computers running Windows 95 or Windows 98 that may not be Year 2000 compliant. The company is in the process of determining which are and which are not compliant. Those that are not compliant will be upgraded to be compliant by October 1999. The accounting software, platinum, was upgraded in July 1999, without any significant disruption to the operation. The in house laboratories and equipment, such as: plate reader, AKTA, HPLC & image master, are Year 2000 compliant. The badge system and the phone system are not Year 2000 compliant but are in the process of being updated with a projected completion date of October 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes it to material market risk. The Company has also evaluated the risk associated with its Wells Capital Management investments in marketable securities and has deemed such risk minimal.

ITEM 8. FINANCIAL STATEMENTS

     The financial statements required by this item are set forth beginning at page F1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers may be found in the sections entitled "Proposal 1 -- Election of Directors," and "Executive Officers of the Company," respectively, appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on November 12, 1999 (the "Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

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

          (3) Exhibits

     EXHIBIT
      NUMBER                               EXHIBITS
     -------                               --------
     3.1(1)      Amended and Restated Certificate of Incorporation
     3.2(1)      Restated Bylaws of the Registrant
     4.1(1)      Specimen Common Stock Certificate
    10.2(1, 2)   1993 Stock Option Plan
    10.3         1996 Equity Incentive Plan
    10.4(1, 2)   Form of Incentive Stock Option Grant

     EXHIBIT
      NUMBER                               EXHIBITS
     -------                               --------
    10.5(1, 2)   Form of Nonstatutory Stock Option Grant
    10.6(1, 2)   1996 Non-Employee Director Stock Option Plan
    10.7         1997 Employee Stock Purchase Plan
    10.8(1)      Form of Indemnification Agreement between the Registrant and its directors and executive officers
    10.9(1)      Form of Common Stock Warrant
    10.10(1)     Form of Series A Preferred Stock Warrant
    10.11(1)     Form of Series B Preferred Stock Warrant
    10.12(1)     Form of Series C Preferred Stock Warrant
    10.13(1)     Form of Series D Preferred Stock Warrant
    10.19(1)     Form of Bridge Warrant
    10.20(1)     License Agreement between the Registrant and Research
                 Corporation Technologies, Inc., dated May 15, 1992, as
                 amended as of March 21, 1996 and April 26, 1996
    10.21(1)     License Agreement between the Registrant and The Johns
                 Hopkins University, dated November 23, 1993, as amended as of March 21, 1996
    10.22(1)     License Agreement between the Registrant and The University of Manitoba, dated February 2, 1994
    10.23(1)     Form of Underwriters' Warrant
    10.25(1)     Registration Rights Agreement between the Registrant and
                 certain stockholders named therein, dated November 1992
    10.27(1, 2)  Employment Agreement dated August 10, 1992, between the
                 Company and John Monahan.
    10.29(8)     Employment Agreement dated August 14, 1996, between the
                 Company and Thomas J. Paulson.
    10.30(8)     Employment Agreement dated October 23,1996, between the
                 Company and Robert M. Mauer.
    10.32(8)     Revolving line of credit signed November 22, 1996 with Wells
                 Fargo Bank
    10.33(8)     Equipment lease dated May 22, 1997 with Transamerica
                 Business Credit Corporation
    10.34(3)     Common Stock and Warrant Purchase Agreement by and among
                 Avigen and certain Purchasers listed on the Schedule of
                 Purchasers attached thereto.
    10.35(4)     Amendment to Common Stock and Warrant Purchase Agreement by
                 and among Avigen and certain Purchasers thereunder dated as of September 25, 1998.
    10.36(4)     Management Transition Plan
    10.36.1(5)   Form of Common Stock and Warrant Purchase Agreement, dated
                 October 30, 1998.
    10.37(6)     Form of Common Stock and Warrant Purchase Agreement Date
                 February 15, 1999.
    10.38(7)     Factor IX patent and know-how exclusive license agreement
                 between the Childrens Hospital of Philadephia and Avigen,
                 dated May 20, 1999.
    23.1         Consent of Ernst & Young LLP, Independent Auditors
    24.1         Power of Attorney (Reference to the signature page herein)
    27.1         Financial Data Schedule

---------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

(2) Management Contract or Compensation Plan.

(3) Incorporated by reference from such document filed with the SEC as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, as filed with the SEC.

(4) Incorporated by reference from such document filed with the SEC as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter year ended September 30, 1998, as filed with the SEC.

(5) Incorporated by reference from such document filed with the SEC as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter year ended December 31, 1998.

(6) Incorporated by reference from such document filed with the SEC as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter year ended March 31, 1999, as filed with the SEC.

(7) Confidential treatment has been requested for a portion of this exhibit.

(8) Incorporated by reference from such document filed with the SEC as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC.

     (b) The Company filed a report on Form 8-K dated May 12, 1999 reporting under Item 5 the closing of a private placement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVIGEN, INC.

                                          By:       /s/ JOHN MONAHAN
                                            ------------------------------------
                                                    John Monahan, Ph.D.
                                             President, Chief Executive Officer
                                                         and Director
Dated: September 27, 1999

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                  /s/ JOHN MONAHAN                     President, Chief Executive    September 27, 1999
-----------------------------------------------------  Officer and Director
                 John Monahan, Ph.D.                   (Principal Executive
                                                       Officer)

                /s/ THOMAS J. PAULSON                  Chief Financial Officer       September 27, 1999
-----------------------------------------------------  (Principal Financial and
                  Thomas J. Paulson                    Accounting Officer)

               /s/ PHILIP J. WHITCOME                  Chairman of the Board         September 27, 1999
-----------------------------------------------------
              Philip J. Whitcome, Ph.D.

                  /s/ ZOLA HOROVITZ                    Director                      September 27, 1999
-----------------------------------------------------
                Zola Horovitz, Ph.D.

                  /s/ YUICHI IWAKI                     Director                      September 27, 1999
-----------------------------------------------------
              Yuichi Iwaki, M.D., Ph.D.

              /s/ JOHN K.A. PRENDERGAST                Director                      September 27, 1999
-----------------------------------------------------
            John K.A. Prendergast, Ph.D.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Balance Sheets at June 30, 1999 and 1998....................  F-3
Statements of Operations for Years Ended June 30, 1999, 1998
  and 1997 and inception through June 30, 1999..............  F-4
Statements of Stockholders' Equity for Years Ended June 30,
  1999, 1998 and 1997 and inception through June 30, 1999...  F-5
Statements of Cash Flows for Years Ended June 30, 1999, 1998
  and 1997 and inception through June 30, 1999..............  F-8
Notes to Financial Statements...............................  F-9
Consent of Ernst & Young LLP, Independent Auditors

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Avigen, Inc.

     We have audited the accompanying balance sheets of Avigen, Inc. (a development stage company) as of June 30, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows each of the three years in the period ended June 30, 1999 and for the period from October 22, 1992 (inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avigen, Inc. at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 and for the period from October 22, 1992 (inception) through June 30, 1999, in conformity with generally accepted accounting principles.

Palo Alto, California
August 6, 1999

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                     ASSETS

                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  2,945    $  1,280
  Investments in marketable securities......................    11,936       3,197
  Accounts receivable.......................................       185          --
                                                              --------    --------
          Total current assets..............................    15,066       4,477
Property and equipment, net.................................     1,050       1,359
Deposits and other assets...................................        67         161
                                                              --------    --------
          Total assets......................................  $ 16,183    $  5,997
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    251    $    244
  Accrued compensation and related expenses.................       343         147
  Other accrued liabilities.................................       304         384
  Current portion of capital lease obligations..............       697         587
                                                              --------    --------
Total current liabilities...................................     1,595       1,362
Accrued rent................................................       153         192
Capital lease obligations, less current portion.............       112         860
Commitments
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares
     authorized, 12,358,898 shares issued and outstanding at
     June 30, 1999; 7,305,858 shares issued and outstanding
     at June 30, 1998.......................................        12           7
  Additional paid-in capital................................    51,087      30,782
  Deferred compensation.....................................        (5)        (46)
  Deficit accumulated during the development stage..........   (36,771)    (27,160)
                                                              --------    --------
Total stockholders' equity..................................    14,323       3,583
                                                              --------    --------
Total liabilities and stockholders' equity..................  $ 16,183    $  5,997
                                                              ========    ========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                                      PERIOD FROM
                                                                                      OCTOBER 22,
                                                                                         1992
                                                    YEAR ENDED JUNE 30,               (INCEPTION)
                                           --------------------------------------       THROUGH
                                              1999          1998          1997       JUNE 30, 1999
                                           ----------    ----------    ----------    -------------
Grant revenue............................  $      185    $       --    $       98      $    548
Expenses:
  Research and development...............       6,490         6,235         4,033        25,088
  General and administrative.............       3,445         2,990         2,352        13,044
                                           ----------    ----------    ----------      --------
                                                9,935         9,225         6,385        38,132
                                           ----------    ----------    ----------      --------
Loss from operations.....................      (9,750)       (9,225)       (6,287)      (37,584)
Interest expense.........................        (178)         (222)          (70)       (1,130)
Interest income..........................         326           587           780         1,783
Other (expense) income, net..............          (9)          (17)           (1)          160
                                           ----------    ----------    ----------      --------
Net loss and comprehensive loss..........  $   (9,611)   $   (8,877)   $   (5,578)     $(36,771)
                                           ==========    ==========    ==========      ========
Primary and fully diluted net loss per
  share..................................  $     (.99)   $    (1.22)   $     (.77)
                                           ==========    ==========    ==========
Shares used in historical primary and
  fully diluted per share calculation....   9,684,329     7,298,271     7,286,146
                                           ==========    ==========    ==========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 1999
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                     CLASS B
                                                                                   CONVERTIBLE
                                       PREFERRED STOCK        COMMON STOCK         COMMON STOCK     ADDITIONAL
                                     -------------------   -------------------   ----------------    PAID-IN       DEFERRED
                                       SHARES     AMOUNT     SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     COMPENSATION
                                     ----------   ------   ----------   ------   -------   ------   ----------   ------------
Balance at October 22, 1992
  (inception)......................          --    $--             --    $--          --    $--      $    --        $  --
  Issuance of common stock at $.004
    per share in November and
    December 1992..................          --     --        896,062      1          --     --            4           --
  Issuance of common stock at $.554
    per share from January to June
    1993 for services rendered.....          --     --         20,316     --          --     --           11           --
  Issuance of common stock at $.004
    to $.222 per share from
    November 1992 to March 1993 for
    cash...........................          --     --      1,003,406      1          --     --           54           --
  Issuance of Class B common stock
    at $.004 per share in December
    1992 for cash..................          --     --             --     --      90,293     --            1           --
  Issuance of Series A preferred
    stock at $4.43 per share from
    March to June 1993 for cash
    (net of issuance costs of
    $410,900)......................     678,865      1             --     --          --     --        2,595           --
  Issuance of Series A preferred
    stock at $3.85 per share in
    March 1993 for cancellation of
    note payable and accrued
    interest.......................      68,991     --             --     --          --     --          266           --
  Issuance of common stock at $.004
    per share in November 1993
    pursuant to antidilution
    rights.........................          --     --         22,869     --          --     --            1           --
  Issuance of Series A preferred
    stock at $4.43 per share from
    July to November 1993 for cash
    and receivable (net of issuance
    costs of $187,205).............     418,284     --             --     --          --     --        1,665           --
  Issuance of Series B preferred
    stock at $5.54 per share in
    March 1994 for cash (net of
    issuance costs of $34,968).....     128,031     --             --     --          --     --          674           --
  Issuance of Series C preferred
    stock at $4.87 per share from
    July 1994 to June 1995 for cash
    and receivable (net of issuance
    costs of $259,620).............     739,655      1             --     --          --     --        3,344           --
  Issuance of Series C preferred
    stock at $4.87 per share in
    June 1995 for cancellation of
    notes payable..................      35,500     --             --     --          --     --          173           --
  Net loss and comprehensive loss
    from inception to June 30,
    1995...........................          --     --             --     --          --     --           --           --
                                     ----------    ---     ----------    ---     -------    ---      -------        -----
Balance at June 30, 1995...........   2,069,326      2      1,942,653      2      90,293     --        8,788           --
  Issuance of Series C preferred
    stock at $4.87 per share in
    July 1995 for cash (net of
    issuance costs of $26,000).....      41,042     --             --     --          --     --          174           --
  Issuance of Series D preferred
    stock at $7.09 per share from
    October 1995 to February 1996
    for cash (net of issuance costs
    of $25,279)....................     205,351     --             --     --          --     --        1,430           --

                                       DEFICIT
                                     ACCUMULATED
                                     DURING THE        TOTAL
                                     DEVELOPMENT   STOCKHOLDERS'
                                        STAGE         EQUITY
                                     -----------   -------------
Balance at October 22, 1992
  (inception)......................   $     --        $    --
  Issuance of common stock at $.004
    per share in November and
    December 1992..................         --              5
  Issuance of common stock at $.554
    per share from January to June
    1993 for services rendered.....         --             11
  Issuance of common stock at $.004
    to $.222 per share from
    November 1992 to March 1993 for
    cash...........................         --             55
  Issuance of Class B common stock
    at $.004 per share in December
    1992 for cash..................         --              1
  Issuance of Series A preferred
    stock at $4.43 per share from
    March to June 1993 for cash
    (net of issuance costs of
    $410,900)......................         --          2,596
  Issuance of Series A preferred
    stock at $3.85 per share in
    March 1993 for cancellation of
    note payable and accrued
    interest.......................         --            266
  Issuance of common stock at $.004
    per share in November 1993
    pursuant to antidilution
    rights.........................         --              1
  Issuance of Series A preferred
    stock at $4.43 per share from
    July to November 1993 for cash
    and receivable (net of issuance
    costs of $187,205).............         --          1,665
  Issuance of Series B preferred
    stock at $5.54 per share in
    March 1994 for cash (net of
    issuance costs of $34,968).....         --            674
  Issuance of Series C preferred
    stock at $4.87 per share from
    July 1994 to June 1995 for cash
    and receivable (net of issuance
    costs of $259,620).............         --          3,345
  Issuance of Series C preferred
    stock at $4.87 per share in
    June 1995 for cancellation of
    notes payable..................         --            173
  Net loss and comprehensive loss
    from inception to June 30,
    1995...........................      8,608          8,608
                                      --------        -------
Balance at June 30, 1995...........     (8,608)           184
  Issuance of Series C preferred
    stock at $4.87 per share in
    July 1995 for cash (net of
    issuance costs of $26,000).....         --            174
  Issuance of Series D preferred
    stock at $7.09 per share from
    October 1995 to February 1996
    for cash (net of issuance costs
    of $25,279)....................         --          1,430

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 1999
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                     CLASS B
                                                                                   CONVERTIBLE
                                       PREFERRED STOCK        COMMON STOCK         COMMON STOCK     ADDITIONAL
                                     -------------------   -------------------   ----------------    PAID-IN       DEFERRED
                                       SHARES     AMOUNT     SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     COMPENSATION
                                     ----------   ------   ----------   ------   -------   ------   ----------   ------------
  Issuance of Series D preferred
    stock at $7.09 per share in
    March 1996 in settlement of
    accounts payable...............      22,574    $--             --    $--          --    $--      $   160        $  --
  Issuance of common stock at $.004
    per share in March 1996
    pursuant to antidilution
    rights.........................          --     --         17,630     --          --     --            1           --
  Issuance of stock options in
    February 1996 in settlement of
    certain accrued liabilities....          --     --             --     --          --     --          137           --
  Conversion of Class B common
    stock to common stock..........          --     --        231,304      1     (90,293)    --           (1)          --
  Issuance of warrants to purchase
    common stock in connection with
    1996 bridge financing in March
    1996...........................          --     --             --     --          --     --          300           --
  Conversion of preferred stock to
    common stock in May 1996.......  (2,338,293)    (2)     2,355,753      2          --     --           (1)          --
  Issuance of common stock at $8.00
    per share in connection with
    the May 1996 initial public
    offering (net of issuance costs
    of $798,414 and underwriting
    discount of $1,500,000)........          --     --      2,500,000      2          --     --       17,699           --
  Proceeds from exercise of options
    in June 1996...................          --     --          6,178     --          --     --            3           --
  Repurchase of common stock.......          --     --        (18,325)    --          --     --           (1)          --
  Deferred compensation............          --     --             --     --          --     --          164         (128)
  Net loss and comprehensive
    loss...........................          --     --             --     --          --     --           --           --
                                     ----------    ---     ----------    ---     -------    ---      -------        -----
Balance at June 30, 1996...........          --     --      7,035,193      7          --     --       28,853         (128)
  Issuance of common stock at $8.00
    per share in July 1996 in
    connection with the exercise of
    underwriters' over-allotment
    option (net of underwriting
    discount of $150,000)..........          --     --        250,000     --          --     --        1,850           --
  Proceeds from exercise of
    options........................          --     --          3,387     --          --     --            1           --
  Amortization of deferred
    compensation...................          --     --             --     --          --     --           --           41
  Net loss and comprehensive
    loss...........................          --     --             --     --          --     --           --           --
                                     ----------    ---     ----------    ---     -------    ---      -------        -----
Balance at June 30, 1997...........          --     --      7,288,580      7          --     --       30,704          (87)
  Proceeds from exercise of
    options........................          --     --         17,278     --          --     --           10           --
  Amortization of deferred
    compensation...................          --     --             --     --          --     --           --           41
  Options granted for services.....          --     --             --     --          --     --           68           --
  Net loss and comprehensive
    loss...........................          --     --             --     --          --     --           --           --
                                     ----------    ---     ----------    ---     -------    ---      -------        -----
Balance at June 30, 1998...........          --     --      7,305,858      7          --     --       30,782          (46)
  Proceeds from exercise of
    options........................          --     --        181,045     --          --     --          222           --

                                       DEFICIT
                                     ACCUMULATED
                                     DURING THE        TOTAL
                                     DEVELOPMENT   STOCKHOLDERS'
                                        STAGE         EQUITY
                                     -----------   -------------
  Issuance of Series D preferred
    stock at $7.09 per share in
    March 1996 in settlement of
    accounts payable...............   $     --        $   160
  Issuance of common stock at $.004
    per share in March 1996
    pursuant to antidilution
    rights.........................         --              1
  Issuance of stock options in
    February 1996 in settlement of
    certain accrued liabilities....         --            137
  Conversion of Class B common
    stock to common stock..........         --             --
  Issuance of warrants to purchase
    common stock in connection with
    1996 bridge financing in March
    1996...........................         --            300
  Conversion of preferred stock to
    common stock in May 1996.......         --             (1)
  Issuance of common stock at $8.00
    per share in connection with
    the May 1996 initial public
    offering (net of issuance costs
    of $798,414 and underwriting
    discount of $1,500,000)........         --         17,702
  Proceeds from exercise of options
    in June 1996...................         --              3
  Repurchase of common stock.......         --             (1)
  Deferred compensation............         --             35
  Net loss and comprehensive
    loss...........................     (4,097)        (4,097)
                                      --------        -------
Balance at June 30, 1996...........    (12,705)        16,027
  Issuance of common stock at $8.00
    per share in July 1996 in
    connection with the exercise of
    underwriters' over-allotment
    option (net of underwriting
    discount of $150,000)..........         --          1,850
  Proceeds from exercise of
    options........................         --              1
  Amortization of deferred
    compensation...................         --             41
  Net loss and comprehensive
    loss...........................     (5,578)        (5,578)
                                      --------        -------
Balance at June 30, 1997...........    (18,283)        12,341
  Proceeds from exercise of
    options........................         --             10
  Amortization of deferred
    compensation...................         --             41
  Options granted for services.....         --             68
  Net loss and comprehensive
    loss...........................     (8,877)        (8,877)
                                      --------        -------
Balance at June 30, 1998...........    (27,160)         3,583
  Proceeds from exercise of
    options........................         --            222

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 1999
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                     CLASS B
                                                                                   CONVERTIBLE
                                       PREFERRED STOCK        COMMON STOCK         COMMON STOCK     ADDITIONAL
                                     -------------------   -------------------   ----------------    PAID-IN       DEFERRED
                                       SHARES     AMOUNT     SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     COMPENSATION
                                     ----------   ------   ----------   ------   -------   ------   ----------   ------------
  Amortization of deferred
    compensation...................          --    $--             --    $--          --    $--      $    --        $  41
  Issuance of common stock at
    $2.25 - $2.94 per share and
    warrants in August to October
    1998 in connection with a
    Private Placement (net of
    issuance cost of $233,584).....          --     --      1,306,505      1          --     --        2,734           --
  Issuance of common stock at
    $3.81 - $4.88 per share and
    warrants in December 1998 in
    connection with a Private
    Placement (net of issuance cost
    of $438,183)...................          --     --      1,367,280      2          --     --        5,195           --
  Issuance of common stock at
    $5.50 - $6.00 per share and
    warrants in February to May
    1999 in connection with a
    Private Placement (net of
    issuance cost of $1,033,225)...          --     --      2,198,210      2          --     --       12,154           --
  Net loss and comprehensive
    loss...........................          --     --             --     --          --     --           --           --
                                     ----------    ---     ----------    ---     -------    ---      -------        -----
Balance at June 30, 1999...........          --    $       12,358,898    $12          --    $--      $51,087        $  (5)
                                     ==========    ===     ==========    ===     =======    ===      =======        =====

                                       DEFICIT
                                     ACCUMULATED
                                     DURING THE        TOTAL
                                     DEVELOPMENT   STOCKHOLDERS'
                                        STAGE         EQUITY
                                     -----------   -------------
  Amortization of deferred
    compensation...................   $     --        $    41
  Issuance of common stock at
    $2.25 - $2.94 per share and
    warrants in August to October
    1998 in connection with a
    Private Placement (net of
    issuance cost of $233,584).....         --          2,735
  Issuance of common stock at
    $3.81 - $4.88 per share and
    warrants in December 1998 in
    connection with a Private
    Placement (net of issuance cost
    of $438,183)...................         --          5,197
  Issuance of common stock at
    $5.50 - $6.00 per share and
    warrants in February to May
    1999 in connection with a
    Private Placement (net of
    issuance cost of $1,033,225)...         --         12,156
  Net loss and comprehensive
    loss...........................     (9,611)        (9,611)
                                      --------        -------
Balance at June 30, 1999...........   $(36,771)       $14,323
                                      ========        =======

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                PERIOD FROM
                                                                                              OCTOBER 22, 1992
                                                                   YEAR ENDED JUNE 30,          (INCEPTION)
                                                              -----------------------------       THROUGH
                                                                1999      1998       1997      JUNE 30, 1999
                                                              --------   -------   --------   ----------------
OPERATING ACTIVITIES
Net loss....................................................  $ (9,611)  $(8,877)  $ (5,578)      $(36,771)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       473       678        558          2,827
  Amortization of deferred compensation.....................        41        41         41            157
  Write-off of organization costs...........................        --        --         --            146
  Noncash interest expense..................................        --        --         --            510
  Common stock issued for services..........................        --        --         --             11
  Stock options issued for services.........................        --        68         --             68
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      (185)       --         --           (185)
    Prepaids, deposits and other assets.....................        94       (91)       (35)           (67)
    Accounts payable, other accrued liabilities and accrued
      compensation and related expenses.....................       123        67       (341)         1,195
    Accrued rent............................................       (39)      (39)       (17)           153
                                                              --------   -------   --------       --------
Net cash used in operating activities.......................    (9,104)   (8,153)    (5,372)       (31,956)
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (164)     (387)    (1,156)        (3,626)
Disposal of property and equipment..........................        --        --         --             47
Organization costs..........................................        --        --         --           (219)
Purchase of marketable securities...........................   (35,263)   (7,405)   (22,514)       (73,532)
Sale of marketable securities...............................    26,524    13,840     21,233         61,597
                                                              --------   -------   --------       --------
Net cash (used in) provided by investing activities.........    (8,903)    6,048     (2,437)       (15,733)
FINANCING ACTIVITIES
Proceeds from notes payable.................................        --        --         --          2,133
Repayment of notes payable..................................        --        --         --         (1,710)
Proceeds from 1996 bridge financing.........................        --        --         --          1,937
Payment of bridge financing costs...........................        --        --         --           (194)
Repayment of 1996 bridge financing..........................        --        --         --         (1,937)
Payments on capital lease obligations.......................      (638)     (522)      (165)        (1,344)
Proceeds from sale-leaseback of equipment...................        --       490      1,437          1,927
Proceeds from issuance of preferred stock, net of issuance
  costs.....................................................        --        --         --          9,885
Proceeds from issuance of common stock, net of issuance
  costs and repurchases.....................................    20,310        10      1,852         39,937
                                                              --------   -------   --------       --------
Net cash provided by (used in) financing activities.........    19,672       (22)     3,124         50,634

Net Increase (Decrease) In Cash and Cash Equivalents........  $ (1,665)   (2,127)    (4,685)      $  2,945
Cash and cash equivalents, beginning of period..............     1,280     3,407      8,092             --
                                                              --------   -------   --------       --------
Cash and cash equivalents, end of period....................  $  2,945   $ 1,280   $  3,407       $  2,945
                                                              ========   =======   ========       ========
SUPPLEMENTAL DISCLOSURE
Issuance of preferred stock for cancellation of accounts
  payable, notes payable and accrued interest...............  $     --   $    --   $     --       $    499
Issuance of stock options for repayment of certain accrued
  liabilities...............................................        --        --         --            137
Issuance of warrants in connection with bridge financing....        --        --         --            300
Deferred compensation related to stock option grants........        --        --         --            163
Purchase of property and equipment under capital lease
  financing.................................................        --        --         --            226
Cash paid for interest......................................       178       222         70            637

                            See accompanying notes.

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

     The Company expects to continue to incur substantial losses over the next several years during its development state. The Company plans to meet its capital requirements primarily through issuance of equity securities, research and development contract revenue, and in the longer term, revenue from product sales. The Company intends to seek additional funding through public or private equity or debt financing, when market conditions allow. However, there can be no assurance that the Company will be able to enter into financing arrangements on acceptable terms or at all. Without such additional funding, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs. If the Company cannot raise additional capital, management will reduce its operations to continue as a going concern through at least June 30, 2000.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities consist principally of available-for-sale government and corporate debt securities with a minimum short-term rating of A1/P1 and a minimum long-term rating of A and with maturities of less than one year. Realized and unrealized gains and losses have been insignificant to the results of operations and to the financial position of the Company. All investments are classified as available for sale. Total cash, cash equivalents, and marketable securities, at amounts which approximate fair value, are as follows (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
Cash in banks...............................................  $ 2,945    $1,280
Corporate debt securities...................................    7,437       486
Federal Home Loan Mortgage Obligations......................    2,499       999
U.S. Treasury Notes.........................................    2,000     1,712
                                                              -------    ------
                                                              $14,881    $4,477
                                                              =======    ======

RESTRICTED CASH

     Deposits and other assets at June 30, 1999 and 1998 include a $67,000 and $151,000, respectively, of cash deposits maintained under the terms of an equipment lease.

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

     Costs to develop the Company's products are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs."

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

BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the year. Diluted net loss per share excludes the effect of the potential shares to be issued upon the assumed exercise of the options and warrants because the effect of inclusion of such shares would be antidilutive due to the loss for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective for the financial statements for the year ended June 30, 1999, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes annual and interim standards an enterprises operating segments in and related disclosures about products and services, geographic areas and major customers. The Company operates in one segment. Accordingly, the adoption of SFAS 131 had no significant impact on the Company's results of operations, financial position or disclosure of segment information.

2. LICENSING AGREEMENTS

     The Company has entered into various license agreements with universities and medical research centers for the use of certain technologies related to its gene therapy product development programs. Generally, such agreements require the Company to pay the licensor a royalty on sales of products incorporating the licensed technology. Certain of these agreements require the Company to pay minimum royalties for specified periods and payments upon the achievement of specified milestones. These agreements are generally cancelable by the Company upon written notice without significant financial penalty, or by the licenser if the Company does not

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. LICENSING AGREEMENTS (CONTINUED)
meet development milestones specified in the agreements. Termination of any of the Company's license agreements could have a material adverse effect on the Company's business.

     The Company entered into an exclusive license agreement for the use of patented technology with Research Corporation Technology ("RCT"). This agreement requires the Company to achieve certain development milestones in order to continue to use the technology. The Company must exercise its best efforts to commercially develop, promote and sell products covered by the licensed patent rights, and is obligated to file an Investigational New Drug application ("IND"), by the end of 1998 and is required to file a product license application or a new drug application by the end of 2000. In the event the Company fails to achieve any of these milestones by their applicable deadlines, the Company has the right to pay RCT additional fees of up to $250,000 to extend certain of the deadlines for specified periods. RCT may terminate the agreement if the Company becomes insolvent or bankrupt or fails to perform any of its obligations under the agreement. The Company successfully filed the IND application on November 7, 1998.

3. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases its facility under a noncancelable operating lease agreement. The lease agreement has variable payment terms; however, the Company is recognizing rent expense on a straight-line basis over the life of the lease which expires in May 2003. The Company has also entered into various capital leases for property and equipment. The Company secured a $2 million capital lease facility of which approximately $1.4 million was used by the Company in fiscal 1997 to complete a sale-leaseback transaction for a portion of its property and equipment. In fiscal 1998, approximately $490,000 of this lease facility was used to finance equipment under an additional sale-leaseback transaction. In Fiscal 1999, the company secured an additional $1 million under this capital lease facility, of which all is available at June 30, 1999. The property and equipment financed under the sale-leaseback transactions were sold at net book value; therefore no gain or loss was realized from these transactions. Future minimum lease payments under noncancelable operating and capital leases having terms in excess of one year are as follows (in thousands):

                                                              CAPITAL   OPERATING
                                                              LEASES      LEASE
                                                              -------   ---------
Year ending June 30:
2000........................................................   $767      $  420
2001........................................................    119         420
2002........................................................     --         420
2003........................................................     --         367
2004........................................................     --          --
Thereafter..................................................     --          --
                                                               ----      ------
Total minimum lease payments................................    886      $1,626
                                                               ====      ======
Less amount representing interest...........................    (77)
                                                               ----
Present value of minimum lease payments.....................    809
LESS CURRENT PORTION OF CAPITAL LEASE OBLIGATIONS...........   (697)
                                                               ----
Long-term capital lease obligations.........................   $112
                                                               ====

     Rent expense for fiscal 1999 was $390,000 ($425,000 in fiscal 1998 and $398,000 in fiscal 1997).

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. COMMITMENTS AND CONTINGENCIES (CONTINUED)
     The company has a revolving line of credit permitting short-term, fully secured borrowings of up to $2 million, which may be used from time to time to facilitate short-term cash flow. There were no borrowings under this agreement at June 30, 1999, which expires in September 1999.

     The Company is party to claims and litigation arising in the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the financial condition of the Company. However, depending on the amount and timing, an unfavorable resolution could materially affect the company's financial position, results of operations or cash flows in a particular period.

4. STOCKHOLDERS' EQUITY

WARRANTS

     At June 30, 1999, the Company had outstanding warrants to purchase shares of its common stock as follows (see Note 6 for a description of warrants issued to related parties):

   SHARES        EXERCISE PRICE             EXPIRATION DATE
  ---------      --------------             ---------------
     67,915       $       4.87       December 1999
     78,065       $       5.36       June 2000 - September 2005
     14,550       $       6.11       March 2000
    193,750       $       6.40       March 2001
     19,375       $       7.04       March 2001
      4,513       $       7.09       November 2005
     45,272       $       7.80       March 2001
    250,000       $       9.60       May 2001
    261,301       $2.81 - 3.68       August 2003 - October 2003
    431,172       $4.77 - 6.10       December 2003
    659,456       $6.88 - 7.50       February 2004 - May 2004
  ---------       ------------       -----------------------------
  2,025,369       $2.81 - 9.60       December 1999 - November 2005
  =========       ============       =============================

     The warrants to acquire 1,351,929 shares of common stock at an exercise price of 125% of fair market value at the time of issuance were issued in connection with a series of private placements during fiscal 1999. The warrants were assigned a value of $91,868 which was reflected as an issuance costs of the private placement.

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

     In May 1996, the Company established a Stock Option Plan ("1996 Plan") which provides for grants of options to employees, directors and consultants of the Company to purchase up to 1,300,000 shares of common stock. Under the 1996 Plan, options may be granted at a price per share not less than the fair market

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. STOCKHOLDERS' EQUITY (CONTINUED)
value at the date of grant. Options granted generally have a maximum term of 10 years from the grant date and become exercisable over 4 years. Option activity under the 1993 and 1996 Plans was as follows:

                                                            OUTSTANDING OPTIONS
                                                --------------------------------------------
                                                                                WEIGHTED-
                                                                                 AVERAGE
                                                            EXERCISE PRICE    EXERCISE PRICE
                                                 SHARES         RANGE           PER SHARE
                                                --------    --------------    --------------
Outstanding at June 30, 1996..................   283,198     $ .44- .71           $ .52
  Granted.....................................   551,127      3.63-4.00            3.86
  Canceled....................................    (4,066)      .44-3.38             .94
  Exercised...................................    (3,387)      .44- .71             .50
                                                --------     ------------         -----
Outstanding at June 30, 1997..................   826,872       .44-4.00            1.94
  Granted.....................................   234,025      2.13-3.88            2.84
  Canceled....................................   (74,456)      .44-3.88            3.23
  Exercised...................................   (17,278)      .44- .71             .60
                                                --------     ------------         -----
Outstanding at June 30, 1998..................   969,163       .44-4.00            2.05
  Granted.....................................   461,251       1.88-6.31           4.60
  Canceled....................................  (281,805)      .44-4.31            3.29
  Exercised...................................  (181,045)      .44-4.31            1.22
                                                --------     ------------         -----
Outstanding at June 30, 1999..................   967,564     $ .44-6.31           $2.68
                                                ========     ============         =====

     In July 1995, the Company granted a member of its Board of Directors an option to purchase 515,248 shares of common stock at $0.49 per share, exercisable for 5 years from the date of grant. The shares vest in equal monthly installments over 36 months. The shares issuable upon exercise of such options may be issued prior to vesting but such shares are subject to repurchase at the original price per share upon termination of services to the Company. Such grant was made outside of the 1993 and 1996 Plans.

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

     In March 1996, the Board of Directors adopted and in April 1996 the stockholders approved the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") and reserved 200,000 shares of common stock for issuance thereunder. The Directors' Plan provides for automatic grants of options to purchase shares of common stock to non-employee directors of the Company. The Directors' Plan was effective upon the closing of the initial public offering. As of June 30, 1999, options to purchase 85,000 shares of common stock at $2.00 - $6.00 per share, exercisable for 5 years from the date of grant, have been granted under the Directors' Plan. None of the options granted under the Directors' Plan have been exercised at June 30, 1999.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. STOCKHOLDERS' EQUITY (CONTINUED)
     The following table summarizes information with regard to stock options outstanding at June 30, 1999:

                            OPTIONS OUTSTANDING
                    ------------------------------------   OPTIONS EXERCISABLE
                                 WEIGHTED-                 --------------------
                                  AVERAGE     WEIGHTED-              WEIGHTED-
                                 REMAINING     AVERAGE                AVERAGE
RANGE OF EXERCISE               CONTRACTUAL    EXERCISE               EXERCISE
     PRICES          SHARES        LIFE         PRICE      SHARES      PRICE
-----------------   ---------   -----------   ----------   -------   ----------
  $  .44 - .71        607,908      6.08         $ .50      599,816     $ .50
   1.88 - 3.50        379,405      8.70          2.79      122,725      2.84
   3.63 - 4.00        307,001      7.35          3.77      223,512      3.78
   5.00 - 6.31        273,500      9.43          6.14       42,667      5.94
                    ---------                              -------
                    1,567,814                              998,720
                    =========                              =======

     At June 30, 1999, 382,287, 600,000 and 115,000 options were available for future grant under the 1996 Plan, the Incentive Plan and the Director Plan, respectively.

     The weighted-average grant-date fair value of options granted during fiscal 1999, 1998 and 1997 was $4.56, $2.75 and $2.78, respectively.

     The Company applies APB 25, "Accounting for Stock Issued to Employees." Pro forma information regarding net loss per share is required by SFAS 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee and director stock options under the fair value method described in that Statement. The Black-Scholes option pricing model was used to calculate the fair value of these options for 1999, 1998 and 1997 with the following assumptions:

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Expected volatility......................................  2.9242    3.3917    0.8448
Risk free interest rate..................................    5.00%     5.51%     6.44%
Life of options in years.................................       5         5         5
Expected dividend yield..................................      --        --        --

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. However, the Company has presented the pro forma net loss and pro forma basic and diluted net loss per common share using the assumptions noted above.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. STOCKHOLDERS' EQUITY (CONTINUED)
     Had compensation costs for the Company's stock option plans been determined based upon the fair vale at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share for fiscal 1999, 1998 and 1997 would have been as follows:

                                                            YEAR ENDED JUNE 30,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
Net loss -- as reported..............................  $ (9,611)   $(8,876)   $(5,578)
Net loss -- pro forma................................   (10,374)    (9,460)    (5,936)
Net loss per share basic and diluted -- as
  reported...........................................      (.99)     (1.22)     (0.77)
Net loss per share basic and diluted -- pro forma....     (1.07)     (1.30)     (0.81)

EMPLOYEE STOCK PURCHASE PLAN

     In September 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("Purchase Plan"). A total of 360,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of June 30, 1999, there have been no employee contributions to the Purchase Plan.

5. BALANCE SHEET DETAIL

     Accrued liabilities consist of the following (in thousands):

                                                                  JUNE 30,
                                                                ------------
                                                                1999    1998
                                                                ----    ----
Accrued consulting fees.....................................    $ 71    $157
Accrued license fees........................................      60      98
Other.......................................................     173     129
                                                                ----    ----
                                                                $304    $384
                                                                ====    ====

     Property and equipment consist of the following (in thousands):

                                                                JUNE 30,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Leasehold improvements...................................  $ 1,601    $ 1,601
Laboratory equipment.....................................    1,854      1,735
Furniture and fixtures...................................      344        299
                                                           -------    -------
Property and equipment...................................    3,799      3,635
Accumulated depreciation and amortization................   (2,749)    (2,276)
                                                           -------    -------
Net property and equipment...............................  $ 1,050    $ 1,359
                                                           =======    =======

     Accumulated amortization of assets under capital leases was $1,622,000 and $1,200,000 at June 30, 1999 and 1998, respectively.

6. RELATED PARTY TRANSACTIONS

     As part of its continuous program of research and development, the Company retains consultants to advise the Company. Certain consultants are holders of the Company's common stock or options to purchase common stock. Consulting expenses relating to these stockholders and option holders were $30,000, $141,000, and $174,000, for fiscal 1999, 1998 and 1997, respectively. The amounts payable to these consultants at June 30, 1999 and 1998 were $71,000 and $157,000, respectively.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. RELATED PARTY TRANSACTIONS (CONTINUED)
     In fiscal 1999, the Company paid an entity managed by a member $173,000 of its Board of Directors related to commissions and fund raising services provided by the entity in relation to Avigen's private placements of common stock.

     In fiscal 1998, the Company paid a Board member $100,000 for consulting services related to services performed for the Company.

     A stockholder and Director of the Company (the "Director") is an officer and sole stockholder of the Placement Agent. In connection with various preferred stock offerings during fiscal 1999, the Placement Agent received commissions and expense reimbursements of $815,000, and warrants to purchase up to 91,415 shares of the Company's common stock at exercise prices ranging from $4.87 to $7.04 (see Note 4).

     During fiscal 1996, entities managed by the Director and another member of the Board of Directors loaned the Company $200,000 which was repaid in December 31, 1996. In connection with these agreements, the Company issued warrants to purchase 4,513 shares of its common stock with an exercise price of $7.09 per share (see Note 4).

     A Director has personally guaranteed the Company's lease on the office and laboratory facilities (see Note 3).

     The Company has entered into non-exclusive agreements with an agent for the purpose of identifying potential investors in Japan. A Director of the Company is affiliated with this organization. Under the terms of the agreements, the agent receives commissions, payable in cash and warrants, based on investments in the Company initiated. Since inception, the agent has earned commissions under the agreements amounting to $299,000 and warrants for the purchase of 172,682 shares of common stock at prices ranging from $4.87 to $7.80 (see Note
4).

7. INCOME TAXES

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Net operating loss carryforward.............................  $ 11,930    $  8,664
Research and development credit carryforwards...............     1,296         992
Depreciation................................................        --         546
Capitalized research and development........................     1,417       1,048
Other.......................................................       798         138
                                                              --------    --------
Gross deferred tax assets...................................    15,441      11,388
Valuation allowance.........................................   (15,441)    (11,388)
Net deferred tax assets.....................................  $     --    $     --
                                                              ========    ========

     Due to the Company's history of losses, a valuation allowance has been provided against the full amount of deferred tax assets.

     The valuation allowance increased by $4,053,000, $3,959,000, and $2,258,000 during fiscal 1999, 1998, and 1997, respectively.

     At June 30, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $33,600,000 and $8,100,000, respectively, which expire in fiscal years ended

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. INCOME TAXES (CONTINUED)
June 30, 1999 through June 30, 2013. At June 30, 1999, the Company has research and development credit carryforwards for federal tax purposes of approximately $950,000, which expire in fiscal years ended June 30, 2009 through June 30, 2013.

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

8. EMPLOYEE PROFIT SHARING/401(k) PLAN

     In January 1996, the Company adopted a Tax Deferred Savings Plan under
Section 401(k) of the Internal Revenue Code (the "Plan") for all full-time employees. Eligible employees can contribute amounts to the Plan via payroll withholding, subject to certain limitations. The Company's contributions to the Plan are discretionary. The Company has made no contributions to the Plan through June 30, 1999.

                                 EXHIBIT INDEX

                                                                                SEQUENTIALLY
     EXHIBIT                                                                      NUMBERED
      NUMBER                        DESCRIPTION OF DOCUMENT                         PAGE
    ----------    ------------------------------------------------------------  ------------
     3.1(1)       Amended and Restated Certificate of Incorporation
     3.2(1)       Restated Bylaws of the Registrant
     4.1(1)       Specimen Common Stock Certificate
    10.2(1, 2)    1993 Stock Option Plan
    10.3          1996 Equity Incentive Plan
    10.4(1, 2)    Form of Incentive Stock Option Grant
    10.5(1, 2)    Form of Nonstatutory Stock Option Grant
    10.6(1, 2)    1996 Non-Employee Director Stock Option Plan
    10.7          1997 Employee Stock Purchase Plan
    10.8(1)       Form of Indemnification Agreement between the Registrant and its directors and executive officers
    10.9(1)       Form of Common Stock Warrant
    10.10(1)      Form of Series A Preferred Stock Warrant
    10.11(1)      Form of Series B Preferred Stock Warrant
    10.12(1)      Form of Series C Preferred Stock Warrant
    10.13(1)      Form of Series D Preferred Stock Warrant
    10.19(1)      Form of Bridge Warrant
    10.20(1)      License Agreement between the Registrant and Research
                  Corporation Technologies, Inc., dated May 15, 1992, as
                  amended as of March 21, 1996 and April 26, 1996
    10.21(1)      License Agreement between the Registrant and The Johns
                  Hopkins University, dated November 23, 1993, as amended as of March 21, 1996
    10.22(1)      License Agreement between the Registrant and The University of Manitoba, dated February 2, 1994
    10.23(1)      Form of Underwriters' Warrant
    10.25(1)      Registration Rights Agreement between the Registrant and
                  certain stockholders named therein, dated November 1992
    10.27(1, 2)   Employment Agreement dated August 10, 1992, between the
                  Company and John Monahan.
    10.29(8)      Employment Agreement dated August 14, 1996, between the
                  Company and Thomas J. Paulson.
    10.30(8)      Employment Agreement dated October 23,1996, between the
                  Company and Robert M. Mauer.
    10.32(8)      Revolving line of credit signed November 22, 1996 with Wells
                  Fargo Bank
    10.33(8)      Equipment lease dated May 22, 1997 with Transamerica
                  Business Credit Corporation
    10.34(3)      Common Stock and Warrant Purchase Agreement by and among
                  Avigen and certain Purchasers listed on the Schedule of
                  Purchasers attached thereto.
    10.35(4)      Amendment to Common Stock and Warrant Purchase Agreement by
                  and among Avigen and certain Purchasers thereunder dated as of September 25, 1998.

                                                                                SEQUENTIALLY
     EXHIBIT                                                                      NUMBERED
      NUMBER                        DESCRIPTION OF DOCUMENT                         PAGE
    ----------    ------------------------------------------------------------  ------------
    10.36(4)      Management Transition Plan
    10.36.1(5)    Form of Common Stock and Warrant Purchase Agreement, dated
                  October 30, 1998.
    10.37(6)      Form of Common Stock and Warrant Purchase Agreement Date
                  February 15, 1999.
    10.38(7)      Factor IX patent and know-how exclusive license agreement
                  between the Childrens Hospital of Philadephia and Avigen,
                  dated May 20, 1999.
    23.1          Consent of Ernst & Young LLP, Independent Auditors
    24.1          Power of Attorney (Reference to the signature page herein)
    27.1          Financial Data Schedule

---------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

(2) Management Contract or Compensation Plan.

(3) Incorporated by reference from such document filed with the SEC as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, as filed with the SEC.

(4) Incorporated by reference from such document filed with the SEC as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter year ended September 30, 1998, as filed with the SEC.

(5) Incorporated by reference from such document filed with the SEC as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter year ended December 31, 1998.

(6) Incorporated by reference from such document filed with the SEC as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter year ended March 31, 1999, as filed with the SEC.

(7) Confidential treatment has been requested for a portion of this exhibit.

(8) Incorporated by reference from such document filed with the SEC as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC.