Form 10-Q
period 1999-09-30
AVIGEN INC \DE
filed 1999-11-15
CIK 932903

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                               Yes [X]     No [ ]

     As of October 25, 1999, 12,468,700 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AVIGEN, INC.

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Condensed Balance Sheets
           June 30, 1999 and September 30, 1999......................    3
         Condensed Statements of Operations
           Three months ended September 30, 1998 and 1999 and for the period from October 22, 1992 (inception) through September
           30, 1999..................................................    4
         Condensed Statements of Cash Flows
           Three months ended September 30, 1998 and 1999 and for the period from October 22, 1992 (inception) through September
           30, 1999..................................................    5
         Notes to Condensed Financial Statements.....................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    7
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   10

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   10
Item 2.  Changes in Securities and Use of Proceeds...................   10
Item 3.  Defaults upon Senior Securities.............................   10
Item 4.  Submission of Matters to a Vote of Security Holders.........   10
Item 5.  Other Information...........................................   10
Item 6.  Exhibits....................................................   10
Signatures...........................................................   11

ITEM 1. FINANCIAL STATEMENTS

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                   (IN THOUSANDS EXCEPT SHARE AND SHARE DATA)

                                     ASSETS

                                                              JUNE 30, 1999    SEPTEMBER 30, 1999
                                                              -------------    ------------------
                                                                 (NOTE)           (UNAUDITED)
Current Assets:
Cash and cash equivalents...................................    $  2,945            $  2,746
  Investment in marketable securities.......................      11,936               9,992
  Accounts receivable.......................................         185                  25
                                                                --------            --------
          Total current assets..............................      15,066              12,763
Property and equipment, net.................................       1,050               1,075
Deposits and other assets...................................          67                 122
                                                                --------            --------
          Total assets......................................    $ 16,183            $ 13,960
                                                                ========            ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $    251            $    152
  Accrued compensation and related expenses.................         343                 213
  Other accrued liabilities.................................         304                 437
  Capital lease obligations -- current portion..............         697                 575
                                                                --------            --------
          Total current liabilities.........................       1,595               1,377
  Accrued rent..............................................         153                 143
  Capital lease obligations (less current portion)..........         112                  61
Stockholders' equity:
  Common Stock, $.001 par value, 30,000,000 shares
     authorized, 12,358,898 shares issued and outstanding at
     June 30, 1999, 12,468,697 shares issued and outstanding
     at September 30, 1999..................................          12                  12
  Additional paid-in capital................................      51,087              51,505
  Deferred compensation.....................................          (5)                 --
  Deficit accumulated during the development stage..........     (36,771)            (39,138)
                                                                --------            --------
          Total stockholders' equity........................      14,323              12,379
                                                                --------            --------
          Total liabilities and stockholders' equity........    $ 16,183            $ 13,960
                                                                ========            ========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                     PERIOD FROM
                                                                                     OCTOBER 22,
                                                                                        1992
                                                          THREE MONTHS ENDED         (INCEPTION)
                                                             SEPTEMBER 30              THROUGH
                                                       -------------------------    SEPTEMBER 30,
                                                          1998          1999            1999
                                                       ----------    -----------    -------------
Grant revenue........................................  $      150    $        --      $    548
Expenses:
  Research and development...........................       1,663          1,523        26,611
  General and administrative.........................         756            910        13,954
                                                       ----------    -----------      --------
          Total expenses.............................       2,419          2,433        40,565
                                                       ----------    -----------      --------
Loss from operations.................................      (2,269)        (2,433)      (40,017)
Interest expense.....................................         (54)           (28)       (1,158)
Interest income......................................          82             94         1,877
Other income (expense)...............................          (2)            --           160
                                                       ----------    -----------      --------
Net loss.............................................  $   (2,243)   $    (2,367)     $(39,138)
                                                       ==========    ===========      ========
Basic and diluted net loss per share.................  $    (0.29)   $     (0.19)
                                                       ==========    ===========
Shares used in calculation of net loss per share.....   7,805,004     12,373,477
                                                       ==========    ===========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  PERIOD FROM
                                                         THREE MONTHS ENDED     OCTOBER 22, 1992
                                                           SEPTEMBER 30,          (INCEPTION)
                                                         ------------------         THROUGH
                                                          1998       1999      SEPTEMBER 30, 1999
                                                         -------    -------    ------------------
OPERATING ACTIVITIES
Net loss...............................................  $(2,243)   $(2,367)        $(39,138)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization........................      161        103            2,930
  Amortization of deferred compensation................       10          5              163
  Write-off of organization costs......................       --         --              146
  Noncash interest expense.............................       --         --              510
  Common stock issued for services.....................       --         --               11
  Stock options issued for services....................       --         --               68
Changes in operating assets and liabilities:
  Deposits and other assets............................     (312)       (55)            (122)
  Accounts receivable..................................       --        160              (25)
  Accounts payable, other accrued liabilities and
     accrued compensation and related expenses.........     (117)       (96)           1,099
  Accrued rent.........................................      (10)       (10)             143
                                                         -------    -------         --------
Net cash used in operating activities..................   (2,511)    (2,260)         (34,215)
INVESTING ACTIVITIES
Purchases of property and equipment....................      (24)      (128)          (3,754)
Disposal of property and equipment.....................       --         --               47
Organization costs.....................................       --         --             (219)
Purchase of marketable securities......................       --         --          (73,532)
Sale of marketable securities..........................    1,264      1,944           63,541
                                                         -------    -------         --------
Net cash provided by (used in) investing activities....    1,240      1,816          (13,917)
FINANCING ACTIVITIES
Proceeds from notes payable............................       --         --            2,133
Repayment of notes payable.............................       --         --           (1,710)
Proceeds from 1996 bridge financing....................       --         --            1,937
Payment of bridge financing costs......................       --         --             (194)
Repayment of 1996 bridge financing.....................       --         --           (1,937)
Proceeds from sale-leaseback of equipment..............       --         --            1,927
Payments on capital lease obligations..................     (154)      (173)          (1,518)
Proceeds from issuance of preferred stock, net of
  issuance
  costs................................................       --         --            9,885
Proceeds from issuance of common stock, net of issuance
  costs and repurchases................................    2,747        418           40,355
                                                         -------    -------         --------
Net cash provided by financing activities..............    2,593        245           50,878
Net (decrease) increase in cash and cash equivalents...    1,322       (199)           2,746
Cash and cash equivalents, beginning of period.........    1,280      2,945               --
                                                         -------    -------         --------
Cash and cash equivalents, end of period...............  $ 2,602    $ 2,746         $  2,746
                                                         =======    =======         ========

                            See accompanying notes.

                                  AVIGEN, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc. (the "Company") considers necessary for a fair presentation of its financial position as of September 30, 1999 and its results of operations and cash flows for the three months ended September 30, 1998 and 1999, and period from inception to September 30, 1999. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

2. BASIC AND DILUTED NET LOSS PER SHARE

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

3. COMPREHENSIVE LOSS VERSUS NET LOSS

     There is no difference between the Company's net loss and comprehensive loss for either of the three month periods ended September 30, 1998 or September 30, 1999.

4. SUBSEQUENT EVENT -- PRIVATE PLACEMENT

     The Company has completed a private placement with a series of closing dates beginning October 29, 1999. The private placement raised approximately $37 million in cash (net of issuance costs). In connection with the private placement, the Company will issue shares of common stock at the reported closing Nasdaq National Market prices on each of the closing dates. In addition the Company will issue one five year Warrant for every five shares purchased at a twenty-five percent premium of the closing Nasdaq market price on the corresponding closing dates of the private placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis of financial conditions and results of operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, filed with the Securities and Exchange Commission.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Avigen's drug development programs, clinical trials, receipt of regulatory approval, capital needs, intellectual property, expectations and intentions. The words "believe," "anticipate," "expect," "intend," and words of similar import are intended to identify these statements as forward-looking statements. The Company's actual results could differ materially from the results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein and under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999 filed with the Securities and Exchange Commission.

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

     Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At September 30, 1999, the Company had an accumulated deficit of $39.1 million.

RESULTS OF OPERATION

  Three Months Ended September 30, 1998 and 1999

     Grant revenue decreased from $150,000 for the three month period ended September 30, 1998 to $0 for the three month period ended September 30, 1999. Grant revenue consisted of reimbursements under a National Institute of Health grant. Revenues earned under research grants are determined by the timing of the award from the issuing agency. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods. Revenues earned under research grants are determined by the timing and amounts of the award from the issuing agency and achievement of milestones by the Company. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     The Company's research and development expenses decreased from approximately $1,663,000 for the three month period ended September 30, 1998 to approximately $1,523,000 for the three month period ended September 30, 1999. The decrease from 1998 to 1999 was due primarily to the reduction of outside lab expenses and temporary help as the Company has begun the clinical trial for its first product.

     General and administrative expenses increased from $756,000 for the three month period ended September 30, 1998 to $910,000 for the three month period ended September 30, 1999. The increase from 1998 to 1999 was primarily due to the expenses related to compensation of key employees, the increased use of business consultants and the license fees associated with the Company's patents.

     Interest expense decreased from approximately $54,000 for the three month period ended September 30, 1998 to approximately $28,000 for the three month period ended September 30, 1999, primarily as a result of paying down the Company's equipment lease with Transamerica Business Credit.

     Interest income increased from approximately $82,000 for the three month period ended September 30, 1998 to approximately $94,000 for the period ended September 30, 1999, as a result of increased short term investments from the proceeds of the private placements in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations was approximately $2,510,000 during the three month period ended September 30, 1998, compared to approximately $2,259,000 during the three month period ended September 30, 1999. The change was due primarily to decreases in accounts receivable and in accounts payable, accrued compensation and other accrued expenses which were slightly offset by an increase in deposits and other assets and a larger net loss.

     At September 30, 1999, the Company had cash, cash equivalents and investments in marketable securities of approximately $12.7 million compared to approximately $14.9 million at June 30, 1999. The Company expects its cash requirements to increase significantly in future periods. The Company believes that available cash and cash equivalents and short-term investments, as of September 30, 1999, will be sufficient to meet the Company's operating expenses and capital requirements for at least the next nine months. The Company will require substantial funds to conduct the research and development activities and preclinical studies and clinical testing of its potential products and to manufacture and market any products that are developed.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company will require substantial additional funding to complete the research and development activities currently contemplated, to commercialize its proposed products and to maintain minimum Nasdaq continued listing requirements. If it does not obtain such funds, it will not be able to develop its products or maintain its Nasdaq listing.

     The Company's future operating and capital requirements. The Company anticipates that its capital resources as of September 30, 1999, will be adequate to fund its needs for at least the next nine months. The Company's future operating and capital requirements will depend on many factors, including:

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

     - the cost of commercialization activities; and

     - other factors which may not be within the Company's control.

     The Company intends to seek additional funding through public or private equity or debt financing, when market conditions allow. If the Company raises additional funds by issuing equity securities, there may be further dilution to existing stockholders. The Company cannot assure its investors that it will be able to enter into such financing arrangements on acceptable terms or at all. Without such additional funding, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs.

     The Company needs to maintain its Nasdaq listing. The Company believes that maintaining its listing on the Nasdaq National Market is central to its ability to raise additional funds as well as to provide liquidity to investors. The Company may be required to generate sufficient revenue or raise additional capital to maintain Nasdaq listing requirements in fiscal year 2000.

     The Company's facility is approximately 23,000 square feet leased through May 2003. The Company believes that it will be able to renew the lease for this facility or find suitable alternate facilities in the same general area without a material disruption of its operations. It is anticipated that the Company would be required to pay a premium for new facilities, as the overall rates in the area have increased and are expected to increase, but at a lesser rate; however, there can be no assurance that the Company can find suitable alternative facilities on terms acceptable to the Company. To the extent the Company decides to develop its own manufacturing facilities, it would require substantial additional capital.

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

     Any spending for modifications and updates are being expensed as incurred and is not expected to have a material impact on the Company's results of operations or cash flows. The cost of the Company's Year 2000 project is being funded through available funds. The Company anticipates that its costs associated with the upgrades and/or conversion of computer software relating to the Year 2000 issue is less than $30,000. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

     All personal computers, servers, workstations and e-mail systems are now Year 2000 compliant. The accounting software, Platinum, has been upgraded during the quarter and is also compliant. The in house laboratories and equipment, such as: plate reader, AKTA, HPLC & image master, are Year 2000 compliant. Avigen, Inc. has been informed by its lessor that the security and the phone systems have been brought into compliance during the month of October, 1999.

     The Company continues communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own Year 2000 issues. Contingency plans have been installed to utilize vendors whose systems are Year 2000 compliant in the event that the Company's primary vendors fail to adequately address their Year 2000 issues. However, there can be no assurance that the systems of other companies with which the Company transacts business will be converted on a timely basis and will not have an adverse effect on the Company's operations.

     Like most business enterprises, the Company is dependent upon its own internal computer technology and relies upon the timely performance of its suppliers/vendors. A large-scale Year 2000 failure could impair the Company's ability to timely complete its research and development, mainly due to problems arising from the Company's vendors and service providers. The Company is in the process of identifying and minimizing this risk. The Company is continually refining its understanding of the risk the Year 2000 poses our suppliers/vendors and service providers. This refinement will continue through the rest of calendar 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes it to material market risk. The Company has also evaluated the risk associated with its Wells Capital Management investments in marketable securities and, due to the short term nature of these debt instruments has concluded that such risks are immaterial.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     The Company has completed a private placement with a series of closing dates beginning October 29, 1999. The private placement raised approximately $37 million in cash (net of issuance costs). In connection with the private placement, the Company will issue shares of common stock at the reported closing Nasdaq National Market prices on each of the closing dates. In addition the Company will issue one five year Warrant for every five shares purchased at a twenty-five percent premium of the closing Nasdaq market price on the corresponding closing dates of the private placement.

ITEM 6. EXHIBITS

(a) The following exhibits are included herein:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      27       Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVIGEN, INC.
                                          (Registrant)

Date: November 15, 1999                                           /s/ JOHN MONAHAN
                                                -----------------------------------------------------
                                                                    John Monahan
                                                        Chief Executive Officer and President

Date: November 15, 1999                                         /s/ THOMAS J. PAULSON
                                                -----------------------------------------------------
                                                                  Thomas J. Paulson
                                                               Vice President Finance,
                                                       Chief Financial and Accounting Officer,
                                                                    and Secretary

                                LIST OF EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      27       Financial Data Schedule