Form 10-K405/A
period 1999-06-30
AVIGEN INC \DE
filed 2000-02-11
CIK 932903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendments to this Form 10-K/A. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 21, 1999, was approximately $119,784,849 based upon the closing sale price of the registrant's Common Stock as reported on the Nasdaq National Market System on such date. The number of outstanding shares of the Registrant's Common Stock as of September 21, 1999 was 9,778,355.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K/A:

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

          (3)  Exhibits

EXHIBIT
NUMBER                                     EXHIBITS
-------                                    --------
1.1(1)         Amended and Restated Certificate of Incorporation
3.2(1)         Restated Bylaws of the Registrant
4.1(1)         Specimen Common Stock Certificate
10.2(1, 2)     1993 Stock Option Plan
10.3(9)        1996 Equity Incentive Plan
10.4(1, 2)     Form of Incentive Stock Option Grant
10.5(1, 2)     Form of Nonstatutory Stock Option Grant
10.6(1, 2)     1996 Non-Employee Director Stock Option Plan
10.7(9)        1997 Employee Stock Purchase Plan
10.8(1)        Form of Indemnification Agreement between the Registrant and its directors and executive officers
10.9(1)        Form of Common Stock Warrant
10.10(1)       Form of Series A Preferred Stock Warrant
10.11(1)       Form of Series B Preferred Stock Warrant
10.12(1)       Form of Series C Preferred Stock Warrant
10.13(1)       Form of Series D Preferred Stock Warrant
10.19(1)       Form of Bridge Warrant
10.20(1)       License Agreement between the Registrant and Research
               Corporation Technologies, Inc., dated May 15, 1992, as
               amended as of March 21, 1996 and April 26, 1996
10.21(1)       License Agreement between the Registrant and The Johns
               Hopkins University, dated November 23, 1993, as amended as of March 21, 1996
10.22(1)       License Agreement between the Registrant and The University of Manitoba, dated February 2, 1994
10.23(1)       Form of Underwriters' Warrant
10.24(1)       Lease Agreement between the Registrant and Redding
               Management, Inc., dated September 15, 1992, as amended June
               30, 1995
10.25(1)       Registration Rights Agreement between the Registrant and
               certain stockholders named therein, dated November 1992
10.27(1, 2)    Employment Agreement dated August 10, 1992, between the
               Company and John Monahan.
10.29(8)       Employment Agreement dated August 14, 1996, between the
               Company and Thomas J. Paulson.
10.30(8)       Employment Agreement dated October 23,1996, between the
               Company and Robert M. Mauer.
10.32(8)       Revolving line of credit signed November 22, 1996 with Wells
               Fargo Bank
10.33(8)       Equipment lease dated May 22, 1997 with Transamerica
               Business Credit Corporation
10.34(3)       Common Stock and Warrant Purchase Agreement by and among
               Avigen and certain Purchasers listed on the Schedule of
               Purchasers attached thereto.
10.35(4)       Amendment to Common Stock and Warrant Purchase Agreement by
               and among Avigen and certain Purchasers thereunder dated as of September 25, 1998.
10.36(4)       Management Transition Plan

10.36.1(5)     Form of Common Stock and Warrant Purchase Agreement, dated
               October 30, 1998.
10.37(6)       Form of Common Stock and Warrant Purchase Agreement Date
               February 15, 1999.
10.38(7)(9)    Factor IX patent and know-how exclusive license agreement
               between the Children's Hospital of Philadelphia and Avigen, dated May 20, 1999.
10.39(7)       License Agreement between the Registrant and the University of Florida Research Foundation, Inc., dated November 13,
               1992, and its First Amendment, dated March 25, 1996
23.1(9)        Consent of Ernst & Young LLP, Independent Auditors
24.1           Power of Attorney (Reference to the signature page herein)
27.1(9)        Financial Data Schedule

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

(9) Incorporated by reference from such document filed with the SEC as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the SEC.

     (b) The Company filed a report on Form 8-K dated May 12, 1999 reporting under Item 5 the closing of a private placement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of February, 2000.

                                  AVIGEN, INC.

                                  By: /s/ JOHN MONAHAN
                                      ---------------------------
                                      John Monahan, Ph.D.
                                      President, Chief Executive Officer
                                      and Director

                                  EXHIBIT INDEX

                                                                                             SEQUENTIALLY
EXHIBIT                                                                                        NUMBERED
NUMBER                                    DESCRIPTION OF DOCUMENT                                PAGE
-------                                   -----------------------                            ------------
1.1(1)         Amended and Restated Certificate of Incorporation
3.2(1)         Restated Bylaws of the Registrant
4.1(1)         Specimen Common Stock Certificate
10.2(1, 2)     1993 Stock Option Plan
10.3(9)        1996 Equity Incentive Plan
10.4(1, 2)     Form of Incentive Stock Option Grant
10.5(1, 2)     Form of Nonstatutory Stock Option Grant
10.6(1, 2)     1996 Non-Employee Director Stock Option Plan
10.7(9)        1997 Employee Stock Purchase Plan
10.8(1)        Form of Indemnification Agreement between the Registrant and its directors and executive officers
10.9(1)        Form of Common Stock Warrant
10.10(1)       Form of Series A Preferred Stock Warrant
10.11(1)       Form of Series B Preferred Stock Warrant
10.12(1)       Form of Series C Preferred Stock Warrant
10.13(1)       Form of Series D Preferred Stock Warrant
10.19(1)       Form of Bridge Warrant
10.20(1)       License Agreement between the Registrant and Research
               Corporation Technologies, Inc., dated May 15, 1992, as
               amended as of March 21, 1996 and April 26, 1996
10.21(1)       License Agreement between the Registrant and The Johns
               Hopkins University, dated November 23, 1993, as amended as of March 21, 1996
10.22(1)       License Agreement between the Registrant and The University of Manitoba, dated February 2, 1994
10.23(1)       Form of Underwriters' Warrant
10.24(1)       Lease Agreement between the Registrant and Redding
               Management, Inc., dated September 15, 1992, as amended June
               30, 1995
10.25(1)       Registration Rights Agreement between the Registrant and
               certain stockholders named therein, dated November 1992
10.27(1, 2)    Employment Agreement dated August 10, 1992, between the
               Company and John Monahan.
10.29(8)       Employment Agreement dated August 14, 1996, between the
               Company and Thomas J. Paulson.
10.30(8)       Employment Agreement dated October 23,1996, between the
               Company and Robert M. Mauer.
10.32(8)       Revolving line of credit signed November 22, 1996 with Wells
               Fargo Bank
10.33(8)       Equipment lease dated May 22, 1997 with Transamerica
               Business Credit Corporation
10.34(3)       Common Stock and Warrant Purchase Agreement by and among
               Avigen and certain Purchasers listed on the Schedule of
               Purchasers attached thereto.
10.35(4)       Amendment to Common Stock and Warrant Purchase Agreement by
               and among Avigen and certain Purchasers thereunder dated as of September 25, 1998.
10.36(4)       Management Transition Plan
10.36.1(5)     Form of Common Stock and Warrant Purchase Agreement, dated
               October 30, 1998.
10.37(6)       Form of Common Stock and Warrant Purchase Agreement Date
               February 15, 1999.
10.38(7)(9)    Factor IX patent and know-how exclusive license agreement
               between the Children's Hospital of Philadelphia and Avigen, dated May 20, 1999.
10.39(7)       License Agreement between the Registrant and the University of Florida Research Foundation, Inc., dated November 13,
               1992, and its First Amendment, dated March 25, 1996

                                                                                             SEQUENTIALLY
EXHIBIT                                                                                        NUMBERED
NUMBER                                    DESCRIPTION OF DOCUMENT                                PAGE
-------                                   -----------------------                            ------------
23.1(9)        Consent of Ernst & Young LLP, Independent Auditors
24.1           Power of Attorney (Reference to the signature page herein)
27.1(9)        Financial Data Schedule

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

(9) Incorporated by reference from such document filed with the SEC as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the SEC.

     (b) The Company filed a report on Form 8-K dated May 12, 1999 reporting under Item 5 the closing of a private placement.