Form 10-Q
period 1999-12-31
AVIGEN INC \DE
filed 2000-02-14
CIK 932903

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER: 0-28272

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     As of February 5, 2000, 15,282,683 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AVIGEN, INC.

                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1999

                                     INDEX

                                                                          PAGE
                                                                          ----
                        PART I. FINANCIAL INFORMATION
Item 1.     Condensed Balance Sheets
              December 31, 1999 and June 30, 1999.......................    3
            Condensed Statements of Operations
              Three- and six-month periods ended December 31, 1999 and
              1998 and for the period from October 22, 1992 (inception)
              through December 31, 1999.................................    4
            Condensed Statements of Cash Flows
              Six-months ended December 31, 1999 and 1998 and for the
              period from October 22, 1992 (inception) through December
              31, 1999..................................................    5
            Notes to Condensed Financial Statements.....................    6
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    7
Item 3.     Quantitative and Qualitative Disclosures About Market
              Risk......................................................   10

                          PART II. OTHER INFORMATION
Item 1.     Legal Proceedings...........................................   10
Item 2.     Changes in Securities and Use of Proceeds...................   10
Item 3.     Defaults upon Senior Securities.............................   10
Item 4.     Submission of Matters to a Vote of Security Holders.........   10
Item 5.     Other Information...........................................   11
Item 6.     Exhibits and Reports on Form 8-K............................   11
Signatures..............................................................   12

ITEM 1. FINANCIAL STATEMENTS

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31, 1999   JUNE 30, 1999
                                                              -----------------   -------------
                                                                 (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................      $ 19,501          $  2,945
  Investment in marketable securities.......................        29,362            11,936
  Accounts receivable.......................................            64               185
                                                                  --------          --------
          Total current assets..............................        48,927            15,066
Property and equipment, net.................................         1,073             1,050
Deposits and other assets...................................           396                67
                                                                  --------          --------
          Total assets......................................      $ 50,396          $ 16,183
                                                                  ========          ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................      $    222          $    251
  Accrued compensation and related expenses.................           268               343
  Other accrued liabilities.................................           410               304
  Capital lease obligations -- current portion..............           419               697
                                                                  --------          --------
          Total current liabilities.........................         1,319             1,595
  Accrued rent..............................................           133               153
  Capital lease obligations (less current portion)..........            43               112
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares
     authorized, 14,925,492 shares issued and outstanding at
     December 31, 1999, 12,358,898 shares issued and
     outstanding at June 30, 1999...........................            15                12
  Additional paid-in capital................................        90,506            51,087
  Deferred compensation.....................................            --                (5)
  Deficit accumulated during the development stage..........       (41,620)          (36,771)
                                                                  --------          --------
          Total stockholders' equity........................        48,901            14,323
                                                                  --------          --------
          Total liabilities and stockholders' equity........      $ 50,396          $ 16,183
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

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                          PERIOD FROM
                                                                                          OCTOBER 22,
                                                                                              1992
                                       THREE MONTHS ENDED          SIX MONTHS ENDED       (INCEPTION)
                                          DECEMBER 31                DECEMBER 31            THROUGH
                                    ------------------------   ------------------------   DECEMBER 31,
                                       1999          1998         1999          1998          1999
                                    -----------   ----------   -----------   ----------   ------------
Grant revenue.....................  $        39   $       25   $        39   $      174     $    587
Expenses:
  Research and development........        1,856        1,433         3,378        3,097       28,466
  General and administrative......        1,096          841         2,006        1,597       15,050
                                    -----------   ----------   -----------   ----------     --------
          Total expenses..........        2,952        2,274         5,384        4,694       43,516
                                    -----------   ----------   -----------   ----------     --------
Loss from operations..............       (2,913)      (2,249)       (5,345)      (4,520)     (42,929)
Interest expense..................          (27)         (49)          (55)        (102)      (1,185)
Interest income...................          464           66           557          148        2,340
Other income (expense)............           (6)          --            (6)          (2)         154
                                    -----------   ----------   -----------   ----------     --------
Net loss..........................  $    (2,482)  $   (2,232)  $    (4,849)  $   (4,476)    $(41,620)
                                    ===========   ==========   ===========   ==========     ========
Basic and diluted net loss per
  share...........................  $     (0.18)  $    (0.25)  $     (0.37)  $    (0.54)
                                    ===========   ==========   ===========   ==========
Shares used in calculation of
  basic and diluted net loss per
  share...........................   13,742,249    8,822,396    13,104,592    8,310,267
                                    ===========   ==========   ===========   ==========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     PERIOD FROM
                                                              SIX MONTHS ENDED    OCTOBER 22, 1992
                                                                DECEMBER 31,         (INCEPTION)
                                                             ------------------        THROUGH
                                                               1999      1998     DECEMBER 31, 1999
                                                             --------   -------   -----------------
OPERATING ACTIVITIES
Net loss...................................................  $ (4,849)  $(4,476)      $ (41,620)
Adjustments to reconcile net loss to net cash used in
  operating activities
     Depreciation and amortization.........................       212       278           3,039
     Amortization of deferred compensation.................         5        20             162
     Write-off of organization costs.......................        --        --             146
     Noncash interest expense..............................        --        --             510
     Common stock issued for services......................        --        --              11
     Stock options issued for services.....................        --        --              68
Changes in operating assets and liabilities:
     Deposits and other assets.............................      (329)     (288)           (514)
     Accounts receivable...................................       121        --              54
     Accounts payable, other accrued liabilities and
       accrued compensation and related expenses...........         2       277           1,197
     Accrued rent..........................................       (20)      (20)            133
                                                             --------   -------       ---------
Net cash used in operating activities......................    (4,858)   (4,208)        (36,814)
INVESTING ACTIVITIES
Purchases of property and equipment........................      (235)      (39)         (3,861)
Disposal of property and equipment.........................        --        --              47
Organization costs.........................................        --        --            (219)
Purchase of marketable securities..........................   (93,192)   (4,276)       (166,724)
Sale and maturity of marketable securities.................    75,766     5,473         137,363
                                                             --------   -------       ---------
Net cash provided by (used in) investing activities........   (17,661)    1,158         (33,394)
FINANCING ACTIVITIES
Proceeds from notes payable................................        --        --           2,133
Repayment of notes payable.................................        --        --          (1,710)
Proceeds from 1996 bridge financing........................        --        --           1,937
Payment of bridge financing costs..........................        --        --            (194)
Repayment of 1996 bridge financing.........................        --        --          (1,937)
Payments on capital lease obligations......................      (347)     (309)         (1,691)
Proceeds from sale-leaseback of equipment..................        --        --           1,927
Proceeds from issuance of preferred stock, net of issuance
  costs....................................................        --        --           9,885
Proceeds from issuance of common stock, net of issuance
  costs....................................................    39,422     8,007          79,359
                                                             --------   -------       ---------
Net cash provided by financing activities..................    39,075     7,698          89,709
Net (decrease) increase in cash and cash equivalents.......    16,556     4,648          19,501
Cash and cash equivalents, beginning of period.............     2,945     1,280              --
                                                             --------   -------       ---------
Cash and cash equivalents, end of period...................  $ 19,501   $ 5,928       $  19,501
                                                             ========   =======       =========

                            See accompanying notes.

                                  AVIGEN, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

 1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc., hereafter referred to as the Company, considers necessary for a fair presentation of its financial position as of December 31, 1999 and its results of operations and cash flows for the three- and six-month periods ended December 31, 1999 and 1998. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

 2. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities consist principally of available-for-sale government and corporate debt securities with a minimum short-term rating of A1/P1 and a minimum long-term rating of A, and with maturities of less than one year. Realized and unrealized gains and losses have been insignificant to the results of operations and to the financial position of the Company. All investments are classified as available for sale.

 3. STOCKHOLDERS' EQUITY

     In November 1999, the Company completed a private placement by issuing 2,033,895 shares of common stock and 406,779 warrants for an aggregate offering price of approximately $37.3 million, net of issuance costs.

 4. COMPREHENSIVE LOSS VERSUS NET LOSS

     There is no difference between the Company's net loss and comprehensive loss for either of the three- or six-month periods ended December 31, 1999 and December 31, 1998.

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

OVERVIEW

     Avigen is a leader in the development of gene therapy products derived from adeno-associated virus, referred to as AAV, for the treatment of inherited and acquired diseases. Avigen's proposed gene therapy products are designed for in vivo administration to achieve the production of therapeutic proteins within the body. Avigen has honed its strategic focus on developing a broad-based proprietary gene delivery technology, AAV vector. Avigen believes AAV vectors can be used to deliver genes for the treatment of hemophilia, thalassemia, hereditary emphysema and Gaucher's disease.

     Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At December 31, 1999, the Company had an accumulated deficit of $41.6 million.

RESULTS OF OPERATION

  Three-Months Ended December 31, 1999 and 1998

     Grant revenue was $39,000 for the three-month period ended December 31, 1999 compared to $25,000 for the same period in 1998. Grant revenue consisted of reimbursements under a National Institutes of Health grant. Revenues earned under research grants are determined by the timing and amounts of the award from the issuing agency and achievement of milestones by the Company. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods.

     The Company's research and development expenses totaled $1.9 million for the three-month period ended December 31, 1999, an increase of $422,000, or 30%, from the prior year. This increase was related to the Company's initiation of a clinical trial for the treatment of Hemophilia B, which had not yet been approved prior to December 31, 1998. The increased costs include payments under research agreements to the hospitals performing the study, as well as independent data analyses and related toxicology studies. The increase in research and development expenses also included increased purchases of supplies and materials necessary for the production of AAV vector used in the trial.

     General and administrative expenses totaled $1.1 million for the three-month period ended December 31, 1999, an increase of $255,000, or 30%, from the prior year. The increase was primarily due to higher license and legal fees related to the Company's patents and other intellectual property, as well as higher filing fees and other costs incurred in December 1999 in connection with the registration of newly issued stock and new and existing warrants for the purchase of common stock. The increase in total general and administrative expenses also includes higher costs related to the compensation of key employees.

     Interest expense was $27,000 for the period, a decline of $22,000, or 45%, primarily as a result of scheduled payments reducing the Company's equipment lease obligation with Transamerica Business Credit.

     Interest income totaled $464,000, up significantly from $66,000 earned in the three-months ended December 31, 1998, primarily resulting from the increase in short term investments from the application of the proceeds received from private placement of common stock and warrants since December 31, 1998.

  Six Months Ended December 31, 1999 and 1998

     Grant revenue was $39,000 for the six-month period ended December 31, 1999 compared to $174,000 for the same period in 1998. Grant revenue consisted of reimbursements under the National Institutes of Health grant described above.

     The Company's research and development expenses totaled $3.4 million for the six-month period ended December 31, 1999, an increase of $281,000, or 9%, from the prior year. This increase was primarily due to costs associated with the Company's clinical trial, described above, and the recruitment of additional scientific staff. These increases were partially reduced by a lower depreciation charges from leasehold improvements and lab equipment which have been fully depreciated, as well as lower expenses for external scientific consultants.

     General and administrative expenses totaled $2.0 million for the six-month period ended December 31, 1999, an increase of $409,000, or 26%, from the prior year. The increase was primarily due to higher license and legal fees related to the Company's patents and other intellectual property, as well as higher filing fees and other costs incurred in December 1999 in connection with the registration of newly issued stock and new and existing warrants for the purchase of common stock. The increase in total general and administrative expenses also includes higher costs related to the compensation of key employees and external business consultants.

     Interest expense was $55,000 for the period, a decline of $47,000, or 46%, primarily as a result of scheduled payments reducing the Company's equipment lease obligation with Transamerica Business Credit.

     Interest income totaled $557,000 for the period, up from $148,000 earned in the six-months ended December 31, 1998, primarily resulting from the increase in short term investments from the application of the proceeds received from the private placement of common stock and warrants since December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In October and November 1999, the Company completed a private placement with a series of closing dates. This private placement raised approximately $37 million, net of issuance costs. In connection with the private placement the Company issued 2,033,895 shares of Common Stock at the reported closing Nasdaq National Market prices on each of the closing dates, with the exercise prices ranging from $16.19 to $25.56 per share. For every five shares purchased, each investor also acquired a five-year warrant to purchase one share of the Company's common stock at a twenty-five percent premium to the corresponding closing price of the private placement.

     Cash used in operating activities was $4.9 million during the six-month period ended December 31, 1999, compared to $4.2 million during the same period in 1998, an increase of $650,000, or 15%. The change was primarily due to the increase in net loss resulting from higher expenses related to the Company's clinical trial activities, as well as a decline in accounts payable, accrued compensation and other accrued expenses.

     At December 31, 1999, the Company had cash, cash equivalents and investments in marketable securities of approximately $48.9 million compared to approximately $14.9 million at June 30, 1999. This increase resulted from the Company's private placement of common stock and warrants described above, partially offset by cash used in operating activities. The Company expects its cash requirements to increase significantly in future periods. The Company believes that the available cash and cash equivalents and short-term investments will be sufficient to meet the Company's operating expenses and capital requirements through at least 2001. The Company will require substantial funds to conduct the research and development activities, preclinical studies, and clinical testing of its potential products, as well as to manufacture and market any products that are developed.

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

     The Company's future operating and capital requirements. The Company anticipates that its capital resources as of December 31, 1999, will be adequate to fund its needs through at least 2001. However, the Company's future operating and capital requirements will depend on many factors, including:

     - continued scientific progress in research and development programs;

     - the scope and results of preclinical studies and clinical trials;

     - the time and costs involved in obtaining regulatory approvals;

     - the costs involved in filing, prosecuting and enforcing patent claims and other intellectual property rights;

     - competing technological developments;

     - the cost of manufacturing scale-up;

     - the cost of commercialization activities; and

     - other factors which may not be within the Company's control.

     The Company intends to seek additional funding through public or private equity or debt financing, when market conditions allow, and has recently announced its intention to conduct a public offering of its common stock. If the Company raises additional funds by issuing equity securities, there may be further dilution to existing stockholders. The Company cannot assure its investors that it will be able to enter into such financing arrangements on acceptable terms or at all. Without such additional funding, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

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

     The Company's cash requirements may vary materially from those now planned because of the results of research, development and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase or lease of additional capital equipment.

YEAR 2000

     The costs experienced by the Company in relation to its internal computer software programs and operating systems as a result of the publicized Year 2000 Issue were immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes it to material market risk. The Company has also evaluated the risk associated with its Wells Capital Management investments in marketable securities and, due to the short term nature of these debt instruments, has concluded that such risks are immaterial.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company completed a private placement which raised $40 million in gross proceeds in October and November 1999. After incurring approximately $2.8 million in expenses for placement agent fees and commissions, the net proceeds to the Company was approximately $37.3 million.

     Pursuant to the common stock and warrant purchase agreement dated as of October 29, 1999, the Company issued in multiple closings from October 29 through November 12, 1999, a total of 2,033,895 shares of common stock, as well as warrants to acquire 406,779 additional shares, for an aggregate offering price of approximately $40.0 million. The warrants are exercisable for five years from the date of purchase. An additional 198,056 warrants were issued to Americal Securities and UI, Inc., as placement agents, as partial consideration for their services. The five-year warrants issued to the placement agents were issued with exercise prices at a ten percent premium of the reported closing Nasdaq market prices on the corresponding closing dates of the private placement. The exercise prices of these warrants range from $17.81 to $28.12 per share. The securities were issued in Reliance on Rule 506 of Regulation D and
Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of Avigen, Inc. was held on November 12, 1999.

     (b) - (e) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

     Drs. Zola Horovitz and Yuichi Iwaki were elected as Class I directors of the Company to hold office until the 2002 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such directors' earlier death, resignation or removal. The voting results, with approximately 57.4% of the shares voting, was as follows:

For.........................................................  6,888,048
Withhold....................................................    288,251
Abstain.....................................................        -0-
Broker nonvotes.............................................        -0-

     Class II directors, Philip J. Whitcome, Ph.D. and John K.A. Prendergast, Ph.D. will each continue to serve on the Board of Directors until the 2000 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal. Class III director, John Monahan, Ph.D. will continue to serve on the Board of Directors until the 2001 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

     The amendment to the Company's 1996 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan from 1,300,000 shares to 1,900,000 shares, and increase the maximum number of shares that may be covered by stock options or stock appreciation rights granted to a plan participant in a calendar year from 100,000 shares to 500,000 shares was approved. The voting results were as follows:

For.........................................................  6,096,997
Against.....................................................    994,162
Abstain.....................................................     85,140
Broker nonvotes.............................................        -0-

     The amendment to the Company's 1996 Non-Employee Directors' Stock Option Plan to increase the size of automatic annual grants of nonstatutory stock options under such plan from 5,000 shares to 7,500 shares was approved. The voting results were as follows:

For.........................................................  6,656,906
Against.....................................................    456,458
Abstain.....................................................     62,935
Broker nonvotes.............................................        -0-

     The selection of Ernst & Young LLP as the Company's Auditors for its fiscal year ending June 30, 2000 was ratified. The voting results were as follows:

For.........................................................  7,165,404
Against.....................................................      4,310
Abstain.....................................................      6,585
Broker nonvotes.............................................        -0-

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  10.3    1996 Equity Incentive Plan, as amended
  10.4    Form of Common Stock and Warrant Purchase Agreement, dated
          October 29, 1999
  10.6    1996 Non-Employee Director Stock Option Plan, as amended
  27      Financial Data Schedule


(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVIGEN, INC.
                                          (Registrant)

Date: February 11, 2000                            /s/ JOHN MONAHAN
                                          --------------------------------------
                                                       John Monahan
                                          Chief Executive Officer and President

Date: February 11, 2000                          /s/ THOMAS J. PAULSON
                                          --------------------------------------
                                                    Thomas J. Paulson
                                                 Vice President Finance,
                                              Chief Financial and Accounting
                                                  Officer, and Secretary