Form 10-Q
period 2000-03-31
AVIGEN INC \DE
filed 2000-05-12
CIK 932903

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                               Yes [X]     No [ ]

     As of May 5, 2000, 16,931,234 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AVIGEN, INC.

                                   FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Balance Sheets
           March 31, 2000 and June 30, 1999..........................    3

         Condensed Statements of Operations
           Three- and nine-month periods ended March 31, 2000 and
           1999 and for the period from October 22, 1992 (inception)
           through March 31, 2000....................................    4

         Condensed Statements of Cash Flows
           Nine-months ended March 31, 2000 and 1999 and for the
           period from October 22, 1992 (inception) through March 31,
           2000......................................................    5

         Notes to Condensed Financial Statements.....................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    7
Item 3   Quantitative and Qualitative Disclosures About Market
           Risk......................................................   10

                        PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   10
Item 2.  Changes in Securities and Use of Proceeds...................   10
Item 3.  Defaults upon Senior Securities.............................   11
Item 4.  Submission of Matters to a Vote of Security Holders.........   11
Item 5.  Other Information...........................................   11
Item 6.  Exhibits and Reports on Form 8-K............................   11
Signatures...........................................................   12

ITEM 1. FINANCIAL STATEMENTS

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MARCH 31, 2000   JUNE 30, 1999
                                                              --------------   -------------
                                                               (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................     $ 11,061        $  2,945
  Investment in marketable..................................       37,646          11,936
  securities Accounts receivable............................           83             185
                                                                 --------        --------
          Total current.....................................       48,790          15,066
  assets Property and equipment, net........................        1,232           1,050
Deposits and other assets...................................        2,189              67
                                                                 --------        --------
          Total assets......................................     $ 52,211        $ 16,183
                                                                 ========        ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................     $    371        $    251
  Accrued compensation and related expenses.................          354             343
  Other accrued liabilities.................................          364             304
  Capital lease obligations -- current portion..............          256             697
                                                                 --------        --------
          Total current liabilities.........................        1,345           1,595
  Accrued rent..............................................          123             153
  Capital lease obligations (less current...................           26             112
  portion) Stockholders' equity:
  Common Stock, $.001 par value, 30,000,000 shares
     Authorized, 15,618,834 shares issued and outstanding at
     March 31, 2000, 12,358,898 shares issued and
     Outstanding at June 30, 1999...........................           15              12
  Additional paid-in capital................................       99,500          51,087
  Deferred compensation.....................................           --              (5)
  Deficit accumulated during the development stage..........      (48,798)        (36,771)
                                                                 --------        --------
          Total stockholders' equity........................       50,717          14,323
                                                                 --------        --------
          Total liabilities and stockholders' equity........     $ 52,211        $ 16,183
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

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                              PERIOD
                                                                                               FROM
                                                                                            OCTOBER 22,
                                                                                               1992
                                        THREE MONTHS ENDED          NINE MONTHS ENDED       (INCEPTION)
                                             MARCH 31                    MARCH 31             THROUGH
                                     -------------------------   ------------------------    MARCH 31,
                                        2000          1999          2000          1999         2000
                                     -----------   -----------   -----------   ----------   -----------
Grant revenue......................  $        19   $        25   $        58   $      199    $    606
Expenses:
  Research and development.........        6,934         1,561        10,292        4,658      35,380
  General and administrative.......        1,113           976         3,140        2,573      16,184
                                     -----------   -----------   -----------   ----------    --------
          Total expenses...........        8,047         2,537        13,432        7,231      51,564
                                     -----------   -----------   -----------   ----------    --------
Loss from operations...............       (8,028)       (2,512)      (13,374)      (7,032)    (50,958)
Interest expense...................          (15)          (40)          (70)        (143)     (1,200)
Interest income....................          870            93         1,427          241       3,210
Other income (expense).............           (4)           (7)          (10)          (8)        150
                                     -----------   -----------   -----------   ----------    --------
Net loss...........................  $    (7,177)  $    (2,466)  $   (12,027)  $   (6,942)   $(48,798)
                                     ===========   ===========   ===========   ==========    ========
Basic and diluted net loss per
  share............................  $     (0.51)  $     (0.24)  $     (0.87)  $    (0.78)
                                     ===========   ===========   ===========   ==========
Shares used in calculation of basic
  and diluted net loss per share...   14,207,841    10,211,994    13,847,707    8,945,440
                                     ===========   ===========   ===========   ==========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         PERIOD FROM
                                                                NINE MONTHS ENDED      OCTOBER 22, 1992
                                                                    MARCH 31,            (INCEPTION)
                                                              ---------------------        THROUGH
                                                                2000         1999       MARCH 31, 2000
                                                              ---------    --------    ----------------
OPERATING ACTIVITIES
Net loss....................................................  $ (12,027)   $ (6,942)      $ (48,798)
Adjustments to reconcile net loss to net cash used in
  operating activities
     Depreciation and amortization..........................        335         380           3,162
     Amortization of deferred compensation..................          5          30             162
     Write-off of organization costs........................         --          --             146
     Noncash interest expense...............................         --          --             510
     Common stock issued for services.......................         --          --              11
     Stock options issued for services......................         --          --              68
     Warrants issued for Patent Licenses....................      3,182          --           3,182
     Warrants issued for services...........................         33          --              33
Changes in operating assets and liabilities:
     Deposits and other assets..............................       (404)       (313)           (471)
     Accounts receivable....................................        102          --             (83)
     Accounts payable, other accrued liabilities and accrued
       compensation and related expenses....................        191        (294)          1,386
     Accrued Rent...........................................        (30)        (29)            123
                                                              ---------    --------       ---------
Net cash used in operating activities.......................     (8,613)     (7,168)        (40,569)
Investing activities Purchases of property and equipment....       (496)        (95)         (4,122)
Disposal of property and equipment..........................         --          --              47
Organization costs..........................................         --          --            (219)
Purchase of marketable securities...........................   (114,767)    (10,126)       (188,299)
Sale and maturity of marketable securities..................     89,057       8,974         150,654
                                                              ---------    --------       ---------
Net cash used in investing activities.......................    (26,206)     (1,247)        (41,939)
Financing activities Proceeds from notes payable............         --          --           2,133
Repayment of notes payable..................................         --          --          (1,710)
Proceeds from 1996 bridge financing.........................         --          --           1,937
Payment of bridge financing costs...........................         --          --            (194)
Repayment of 1996 bridge financing..........................         --          --          (1,937)
Payments on capital lease obligations.......................       (528)       (470)         (1,872)
Proceeds from sale-leaseback of equipment...................         --          --           1,927
Proceeds from issuance of preferred stock, net of issuance
  costs.....................................................         --          --           9,885
Proceeds from issuance of common stock, net of issuance
  costs.....................................................     43,463       9,162          83,400
                                                              ---------    --------       ---------
Net cash provided by financing activities...................     42,935       8,692          93,569
Net increase in cash and cash equivalents...................      8,116         277          11,061
Cash and cash equivalents, beginning of period..............      2,945       1,280              --
                                                              ---------    --------       ---------
Cash and cash equivalents, end of period....................  $  11,061    $  1,557       $  11,061
                                                              ---------    --------       ---------
SUPPLEMENTAL DISCLOSURE
Issuance of warrants in connection with building lease
  extension.................................................  $   1,738          --       $   1,738

                             See accompanying notes

                                  AVIGEN, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

 1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc., hereafter referred to as the Company, considers necessary for a fair presentation of its financial position as of March 31, 2000 and its results of operations and cash flows for the three- and nine-month periods ended March 31, 2000 and 1999. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

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

     In April and May 2000, subsequent to the end of the nine-month period ended March 31, 2000, the Company completed a public offering by issuing 1,150,000 shares of common stock for an aggregate offering price of approximately $28.1 million, net of issuance costs.

 4. COMPREHENSIVE LOSS VERSUS NET LOSS

     There is no difference between the Company's net loss and comprehensive loss for either of the three- or nine-month periods ended March 31, 2000 and March 31, 1999.

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

     This Quarterly Report on From 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Avigen's drug development programs, clinical trials, receipt of regulatory approval, capital needs, intellectual property, expectations and intentions. The words "believe," "anticipate," "expect," "intend," and words of similar import are intended to identify these statements as forward-looking statements. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed herein and under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, filed with the Securities and Exchange Commission.

OVERVIEW

     Avigen is a leader in the development of gene therapy products derived from adeno-associated virus, referred to as AAV, for the treatment of inherited diseases. Avigen's proposed gene therapy products are designed for in vivoadministration to achieve the production of therapeutic proteins within the body. Avigen has focused on developing a broad-based proprietary gene delivery technology, the AAV vector. Avigen believes AAV vectors can be used to deliver genes for the treatment of hemophilia, Gaucher's disease, hereditary emphysema and thalassemia.

     Since its inception, the Company has devoted substantially all of its resources to research and development activities. The Company is a development stage company and has not received any revenue from the sale of products. The Company does not anticipate generating revenue from the sale of products in the foreseeable future. The Company expects its source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. The Company has incurred losses since its inception and expects to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including pre-clinical studies and clinical trials. At March 31, 2000, the Company had an accumulated deficit of $48.8 million.

RESULTS OF OPERATION

  Three-Months Ended March 31, 2000 and 1999

     Grant revenue was $19,000 for the three-months ended March 31, 2000 compared to $25,000 for the same period in 1999. Grant revenue consisted of reimbursements under a National Institutes of Health grant. Revenues earned under research grants are determined by the timing and amounts of the award from the issuing agency and achievement of milestones by the Company. As a result, research grant revenue earned in one period is not predictive of research grant revenue to be earned in future periods. The National Institutes of Health grant under which the current revenue was earned expired on March 31, 2000. The Company is not currently involved with any other open grants, and therefore does not anticipate any additional grant revenues for the foreseeable future.

     The Company's research and development expenses totaled $6.9 million for the three-month period ended March 31, 2000. However, included in these expenses is a one-time $1.8 million cash payment and a one-time $3.2 million non-cash charge recorded for the issuance of warrants, both in connection with the acquisition of a non-exclusive worldwide license to Factor IX gene patents. Excluding the impact of these one-time license acquisition charges, the Company's research and development expenses for the three-month period ended March 31, 2000 would have been $2.0 million, an increase of $440,000, or 28%, from the research and development expenses incurred in the same period last year. This increase was primarily due to increased personnel and recruitment costs for additional scientific staff hired to support the Company's clinical trial for the treatment of Hemophilia B, which began in May 1999, as well as other new pre-clinical research programs. Research fees paid in connection with the new pre-clinical programs were $180,000 for the quarter-ended March 31, 2000, compared to no expenses in the same quarter last year.

     General and administrative expenses totaled $1.1 million for the three-month period ended March 31, 2000, an increase of $137,000, or 14%, from the prior year. The increase was primarily due to higher personnel and recruitment costs for increased staff, as well as higher legal fees related to the Company's patent and other intellectual property activities.

     Interest expense was $15,000 for the period, a decline of $25,000, or 62%, from $40,000 in the three-month period ended March 31, 1999, primarily as a result of scheduled payments that reduced the Company's equipment lease obligation with Transamerica Business Credit.

     Interest income rose to $870,000 for the three-months ended March 31, 2000, an increase from $93,000 earned in the three-months ended March 31, 1999. This rise in interest income primarily resulted from the increase in short term investments from the application of the proceeds received from the private placement of common stock and warrants since March 31, 1999.

  Nine months Ended March 31, 2000 and 1999

     Grant revenue was $58,000 for the nine-month period ended March 31, 2000 compared to $199,000 for the same period in 1999. Grant revenue consisted of reimbursements under the National Institutes of Health grant described above. The National Institutes of Health grant under which the current revenue was earned expired on March 31, 2000. The Company is not currently involved with any other open grants, and therefore does not anticipate any additional grant revenues for the foreseeable future.

     The Company's research and development expenses totaled $10.3 million for the nine-month period ended March 31, 2000. Excluding the impact of the one-time license acquisition charges described above, which totaled $5.0 million, research and development expenses for the nine-month period ended March 31, 2000 would have been $5.4 million, an increase of $700,000, or 15%, from the research and development costs incurred in the same period last year. This increase was primarily related to the increase in personnel and recruitment costs for additional scientific staff hired to support the Company's clinical trial for the treatment of Hemophilia B, which began in May 1999, as well as other new pre-clinical research programs. Research fees paid to collaborators in connection with the clinical trial and other pre-clinical programs totaled approximately $430,000 during the current nine-month period, and also contributed significantly to the rise in expenses over the prior year levels. These increases were partially reduced by lower depreciation charges from leasehold improvements and lab equipment, which have been fully depreciated, as well as lower expenses for external scientific consultants.

     General and administrative expenses totaled $3.1 million for the nine-month period ended March 31, 2000, an increase of $567,000, or 22%, from the prior year period. The increase was primarily due to higher personnel and recruitment costs for increased staff, as well as higher license and legal fees related to the Company's patent and other intellectual property activities.

     Interest expense was $70,000 for the nine-months ended March 31, 2000, a decline of $72,000, or 51%, from the same period last year, primarily as a result of scheduled payments that reduced the Company's equipment lease obligation with Transamerica Business Credit.

     Interest income totaled $1.4 million for the nine-months ended March 31, 2000, up from $241,000 earned in the same nine-month period last year. This rise in interest income primarily resulted from the increase in short term investments from the application of the proceeds received from the private placement of common stock and warrants since March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash expenditures have exceeded revenue since the Company's inception. The Company's operations have principally been funded through a public offering and private placements of equity securities. Since the

Company's initial public offering in May 1996, the Company has completed four private placements of common stock and warrants to purchase common stock, raising net proceeds of approximately $57.6 million. In addition, the Company has attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct research and development and using consultants. The Company expects to incur additional expenses, resulting in significant losses, as it continues and expands its research and development activities and undertakes additional pre-clinical studies and clinical trials of its gene therapy product candidates. The Company also expects to incur substantial expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     Cash used in operating activities was $8.6 million during the nine-month period ended March 31, 2000 compared to $7.2 million for the comparable period last year. This increase of $1.4 million, or 20%, included the impact of the one-time cash payment of $1.8 million for the acquisition of Factor IX gene patents in March 2000. Excluding this one-time payment, cash used in operating activities for the nine-months ended March 31, 2000 was $6.9 million, a decline of $305,000, or 4%, from the same nine-month period last year.

     At March 31, 2000, the Company had cash, cash equivalents and investments in marketable securities of approximately $48.7 million compared to approximately $14.9 million at June 30, 1999, for an increase of $33.8 million. This increase included proceeds from the Company's private placement of common stock and warrants in October and November 1999, which raised approximately $37.3 million, net of issuance costs, as well as from the exercise of previously issued warrants and options which raised an additional $6.3 million during the same period. Partially offsetting the proceeds from these equity transactions was the $1.8 million one-time license acquisition payment and other cash used in operating activities.

     In April and May, subsequent to the end of the reported nine-month period ended March 31, 2000, the Company completed a public offering of 1,150,000 shares of its common stock for approximately $28.1 million, net of issuance costs. The Company expects its cash requirements to increase significantly in future periods, but believes that its available cash and short-term investments, including the proceeds received from the public offering in April and May, will be sufficient to meet the Company's operating expenses and capital requirements through at least the next two years. Despite this increase, the Company will continue to require substantial additional funds to conduct the research and development activities, pre-clinical studies, and clinical testing of its potential products, as well as to manufacture and market any products that are developed.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company will require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

     The Company's future operating and capital requirements. The Company anticipates that its capital resources as of March 31, 2000, in addition to the proceeds from the subsequent public offering in April and May 2000, will be adequate to fund its needs through at least the next two years.

     However, the Company's future operating and capital requirements will depend on many factors, including:

     - continued scientific progress in research and development programs;

     - the scope and results of pre-clinical studies and clinical trials;

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

     The Company intends to seek additional funding through public or private equity or debt financing, when market conditions allow, or through collaberative arrangements with corporate partners. If the Company raises additional funds by issuing equity securities, there may be further dilution to existing stockholders. The Company cannot assure its investors that it will be able to enter into such financing arrangements on acceptable terms or at all. Without such additional funding, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

     The Company's facility was recently expanded to approximately 46,000 square feet, and is leased through May 2008, with annual lease payments totaling $679,000 for fiscal 2001 and increasing each year to approximately $1.1 million for fiscal 2008. In November 1996, the Company secured a $2.0 million revolving line of credit with Wells Fargo Bank that has been renewed annually and continues to remain available to the Company. In May 1997, the Company secured a capital lease facility under which, at March 31, 2000, the Company owed $282,000 and had no further availability. To the extent the Company decides to develop its own manufacturing facilities, it would also require substantial additional capital.

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

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 2000, the Company issued two warrants to purchase an aggregate of 90,000 shares of common stock. One warrant was issued as partial consideration to the grantee for entering into a contract for the non-exclusive license of Factor IX gene patents, while the other warrant was issued as partial consideration to the grantee for entering into a contract for the extension of the Company's building lease through May 2008. The warrants are exercisable for five years from the date of grant and were issued with exercise prices equal to the reported closing Nasdaq market price on the corresponding grant dates. The warrant issued in connection with the license carries an exercise price of $82 per share and the warrant issued in connection with the building lease extension carries an exercise price of $56 per share. The securities were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended.

     The Company received net proceeds of $3.7 million during the three-months ended March 31, 2000 from the issuance of 486,000 shares of common stock pursuant to the exercise of privately placed warrants. The warrants were originally granted between March 1994 and November 1999, and had exercise prices that ranged from $5.36 to $27.96 per share. These securities were issued in reliance on Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.40*   License Agreement, dated March 3, 2000, by and between BTG
             International Ltd., a British corporation, and Avigen, Inc.
    10.41    Property Lease Agreement between ARE-1201 Harbor Bay, LLC
             and Avigen, Inc., dated February 29, 2000.
    10.42    Property Sublease between Lucent Technologies, Inc. and
             Avigen, Inc., dated February 1, 2000.
    27       Financial Data Schedule

---------------
* Confidential treatment has been requested for portions of this exhibit.

     (b) Reports on Form 8-K

     On February 3, 2000, the Company filed with the Commission a Current Report on Form 8-K, disclosing under Item 5. Other Events, that the Company made a public announcement stating that the Company proposed filing a registration statement in connection with a follow-on public offering.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AVIGEN, INC.
                                                       (Registrant)

Date: May 11, 2000                                 /s/ JOHN MONAHAN
                                          --------------------------------------
                                                       John Monahan
                                          Chief Executive Officer and President

Date: May 11, 2000                               /s/ THOMAS J. PAULSON
                                          --------------------------------------
                                                    Thomas J. Paulson
                                                 Vice President Finance,
                                              Chief Financial and Accounting
                                                  Officer, and Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.40*    License Agreement, dated March 3, 2000, by and between BTG
          International Ltd., a British corporation, and Avigen, Inc.
10.41     Property Lease Agreement between ARE-1201 Harbor Bay, LLC
          and Avigen, Inc., dated February 29, 2000.
10.42     Property Sublease between Lucent Technologies, Inc. and
          Avigen, Inc., dated February 1, 2000.
27        Financial Data Schedule

---------------
* Confidential treatment has been requested for portions of this exhibit.