Form 10-K
period 2000-06-30
AVIGEN INC \DE
filed 2000-09-27
CIK 932903

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
        ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000.

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

                                 (510) 748-7150
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
                       NONE                                                NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 6, 2000, was approximately $501,623,000 based upon the closing sale price of the registrant's Common Stock as reported on the Nasdaq National Market System on such date*. The number of outstanding shares of the Registrant's Common Stock as of September 6, 2000 was 17,048,806.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference into Part III of this Form 10-K Report: The definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 17, 2000.
---------------
* Excludes approximately 4,112,453 shares of common stock held by Directors, Officers and holders of 5% or more of the registrant's outstanding Common Stock at September 6, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    9
Item 2.   Properties..................................................   21
Item 3.   Legal Proceedings...........................................   21
Item 4.   Submission of Matters to a Vote of Security Holders.........   21

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   22
Item 6.   Selected Financial Data.....................................   23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   24
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   26
Item 8.   Financial Statements........................................   26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   26

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   27

                                     PART I

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally set forth under "Risk Factors" in Part I, immediately below, and elsewhere in this Form 10-K. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to:

     - the progress of our product development programs, including Coagulin-B;

     - developments with respect to clinical development of drug candidates, clinical trials and the regulatory approval process;

     - our expectations as to the various products that we are developing;

     - our estimates regarding our capital requirements and our needs for additional financing; and

     - developments relating to our selection and licensing of targets.

     In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading "Risk Factors," in Part I, immediately below. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K.

     You should read this Form 10-K and the documents that we incorporate by reference completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

                                  RISK FACTORS

     This section briefly discusses certain risks that should be considered by stockholders and prospective investors in Avigen. Many of these risks are discussed in other contexts in other sections of this report.

WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND WE MAY NEVER ACHIEVE
PROFITABILITY

     Since Avigen's inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve and sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of June 30, 2000, we had an accumulated deficit of $51.8 million. The process of developing our products will require significant research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully complete development of our proposed products, obtain required regulatory approvals and manufacture and market our products directly or through partners.

THE RESULTS OF OUR CLINICAL TRIALS FOR COAGULIN-B FOR THE TREATMENT OF HEMOPHILIA B ARE BASED ON A SMALL NUMBER OF PATIENTS OVER A SHORT PERIOD OF TIME, AND THE SUCCESSES REPORTED MAY NOT BE INDICATIVE OF RESULTS IN A LARGE NUMBER OF PATIENTS OR HAVE LASTING EFFECTS

     Six patients have received intramuscular injections at low and medium doses according to the approved protocol for the phase I clinical trial of Coagulin-B with dose escalations. Through this point in the study, these patients have demonstrated successful gene expression of factor IX in muscle tissue, and the treatments have been well tolerated. These results, however, are extremely preliminary and are based upon the evaluations of only a small group of patients. Actual results with more data points may show less favorable measurements. In addition, we do not yet know if these results will have a lasting effect. If a larger population of patients does not experience similar results, or these results do not have a lasting effect, this product candidate may not receive approval from the Food and Drug Administration, commonly referred to as the "FDA." In addition, any report of clinical trial results that are below the expectations of financial analysts or investors would most likely cause our stock price to drop dramatically.

THE SUCCESS OF OUR TECHNOLOGY IN ANIMAL MODELS DOES NOT GUARANTEE THAT THESE RESULTS WILL BE REPLICATED IN HUMANS

     Even though our product candidates have shown successful results in animal models, animals are different than humans and these results may not be replicated in our clinical trials with humans. For example, the results of our gene therapy treatment for Hemophilia B in dogs were different from the results of our studies with mice. In addition, the results we have seen to date in humans in our clinical trials for Coagulin-B are different from the results of our studies with dogs. Consequently, you should not rely on the results in our animal models as being predictive of the results that we will see in our clinical trials with humans.

BECAUSE OUR PRODUCT CANDIDATES ARE IN AN EARLY STATE OF DEVELOPMENT, THERE IS A HIGH RISK THAT THEY MAY NEVER BE COMMERCIALIZED

     None of our product candidates have received regulatory approval for commercial sale, and we face the risk that none of our product candidates will ever receive regulatory approval. All of our product candidates are in early stages of development. We have only one product candidate, Coagulin-B for the treatment of Hemophilia B, in clinical trials, and this product candidate is only in phase I of a clinical trial with dose escalations. We are not aware of any gene therapy products that have received regulatory approval. None of our prospective products, including Coagulin-B for the treatment of Hemophilia B, is expected to be commercially available for at least several years. Based on results at any stage of clinical trials, we may decide to discontinue development of one or more of our potential products.

TECHNOLOGICAL CHANGE MAY MAKE OUR POTENTIAL PRODUCTS AND TECHNOLOGIES LESS ATTRACTIVE OR OBSOLETE

     Gene therapy is new and rapidly evolving and is expected to continue to undergo significant and rapid technological change. Rapid technological development could result in our actual and proposed technologies, products or processes becoming less attractive or obsolete.

ADVERSE EVENTS IN THE FIELD OF GENE THERAPY MAY NEGATIVELY IMPACT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR POTENTIAL PRODUCTS

     In November 1999, the death of a patient involved in an unrelated clinical trial that was undergoing a viral-based gene therapy treatment was widely publicized. This death and other adverse events in the field of gene therapy that may occur in the future could result in greater governmental regulation of our potential products and potential regulatory delays relating to the testing or approval of our potential products. For example, as a result of this death, the Recombinant DNA Advisory Committee of the National Institutes of Health may become more active in reviewing the clinical trials or proposed clinical trials of all companies involved in gene therapy. It is uncertain what effect this increased scrutiny will have on our product development efforts or clinical trials.

     The commercial success of our potential products will depend in part on public acceptance of the use of gene therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy is unsafe, and consequently our products may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy in general could result in greater government regulation and stricter labeling requirements of gene therapy products, including any of our products, and could cause a decrease in the demand for any products we may develop.

OUR POTENTIAL PRODUCTS MUST UNDERGO RIGOROUS CLINICAL TESTING AND REGULATORY APPROVALS, WHICH COULD SUBSTANTIALLY DELAY OR PREVENT US FROM MARKETING ANY PRODUCTS

     The clinical trial process is complex, uncertain and expensive. Positive results from preclinical studies and early clinical trials do not ensure positive results in clinical trials designed to permit application for regulatory approval. Prior to marketing in the United States, any product developed by us must undergo rigorous preclinical testing and clinical trials as well as an extensive regulatory approval process implemented by the FDA. The FDA approval process is typically lengthy and expensive, and approval is never certain. Because of the risks and uncertainties in biopharmaceutical development, our gene therapy products could take a significantly longer time to gain regulatory approval than we expect or may never gain FDA approval. If we do not receive these necessary approvals from the FDA, we will not be able to generate substantial revenues and will not become profitable. We may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining these regulatory approvals include:

     - gene therapy is a new and rapidly evolving technology;

     - to date, there has been only limited research and development in gene therapy using AAV vectors, which we believe will cause clinical trials to proceed more slowly than clinical trials involving traditional drugs;

     - we must obtain FDA approval to begin clinical trials of our potential products, which we may not be able to obtain;

     - we must demonstrate through clinical trials that the proposed product is safe and effective for its intended use;

     - we are not aware of any gene therapy products that have obtained marketing approval from the FDA;

     - whether or not our product candidates cause patients to develop antibodies to these potential products or the proteins produced by these potential products;

     - the regulatory requirements governing gene therapy products are uncertain and are subject to change;

     - none of our proposed products has been tested in humans for their effectiveness; and

     - data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals.

     Failure to comply with applicable FDA or other regulatory requirements may result in criminal prosecution, civil penalties and other actions that would seriously impair our ability to conduct our business. Even if regulatory approval is granted for a product, this approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical trials.

WE HAVE LIMITED EXPERIENCE IN CONDUCTING CLINICAL TRIALS, WHICH MAY CAUSE DELAYS IN COMMENCING AND COMPLETING CLINICAL TRIALS OF OUR PRODUCTS

     Clinical trials must meet FDA regulatory requirements. We have limited experience in conducting the preclinical studies and clinical trials necessary to obtain FDA regulatory approval. Consequently, we may encounter problems in clinical trials which cause us or the FDA to delay, suspend or terminate these trials. Problems we may encounter include the chance that we may not be able to conduct clinical trials at preferred sites, obtain sufficient test subjects or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or conduct of the investigation.

WE MAY NOT BE SUCCESSFUL IN OBTAINING REQUIRED FOREIGN REGULATORY APPROVALS, WHICH WOULD PREVENT US FROM MARKETING OUR PRODUCTS INTERNATIONALLY

     We cannot be certain that we will obtain any regulatory approvals in other countries. In order to market our products outside of the United States, we also must comply with numerous and varying foreign regulatory requirements implemented by foreign regulatory authorities. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country.

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING, AND NO EXPERIENCE IN MARKETING OR SELLING, OUR POTENTIAL PRODUCTS, WHICH RAISES UNCERTAINTY IN OUR ABILITY TO COST-EFFECTIVELY COMMERCIALIZE OUR POTENTIAL PRODUCTS

     Even if we are able to develop our potential products and obtain necessary regulatory approvals, we have limited experience in manufacturing and no experience in marketing or selling, any of our proposed products on a commercial basis. Although we believe our recently completed construction of a second manufacturing facility will be capable of producing commercial-scale quantities of our proprietary adeno-associated virus vectors, if we are unable to manufacture our products in a cost-effective manner we will not become profitable. While the facility is designed to meet the FDA's regulations concerning current good manufacturing practices, we have not yet received final validation, and may fail to maintain adequate compliance with these requirements in the future. In addition, we do not anticipate establishing our own sales and marketing capabilities in the foreseeable future. We may not be able to develop adequate marketing capabilities either on our own or through third parties.

WE MAY BE REQUIRED TO OBTAIN RIGHTS TO PROPRIETARY GENES AND OTHER TECHNOLOGIES TO FURTHER DEVELOP OUR BUSINESS, WHICH MAY NOT BE AVAILABLE OR MAY BE COSTLY

     We currently investigate and use certain gene sequences or proteins encoded by those sequences, including the factor VIII gene, and manufacturing processes that are or may become patented by others. As a result, we may be required to obtain licenses to these gene sequences or proteins or other technology in order to test, use or market products. We may not be able to obtain these licenses on terms favorable to us. In connection with our efforts to obtain rights to these gene sequences or proteins or other technology, we may find it necessary to convey rights to our technology to others. Some of our gene therapy products may require the use of multiple proprietary technologies. Consequently, we may be required to make cumulative royalty payments to several third parties. These cumulative royalties could be commercially prohibitive. We may not be able to successfully negotiate these royalty adjustments.

IF WE DO NOT ACHIEVE CERTAIN MILESTONES WE MAY NOT BE ABLE TO RETAIN CERTAIN LICENSES TO OUR INTELLECTUAL PROPERTY

     We have entered into license agreements with third parties for technologies related to our gene therapy product development programs. Some of these license agreements provide for the achievement of development milestones. If we fail to achieve these milestones or to obtain extensions, the licensor may terminate these license agreements with relatively short notice to us. Termination of any of our license agreements could harm our business.

WE EXPECT THAT WE WILL FACE INTENSE COMPETITION, WHICH MAY LIMIT OUR ABILITY TO BECOME PROFITABLE

     Our competitors may develop more effective or more affordable products, or commercialize products earlier than we do, which would limit the prices that we could charge for the products that we are able to market, and prevent us from becoming profitable. We expect increased competition from fully integrated pharmaceutical companies and more established biotechnology companies. Most of these companies have significantly greater financial resources and expertise than we do in the following:

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

     We are aware that other companies are conducting preclinical studies and clinical trials for viral and non-viral gene therapy products. One of these companies is supporting clinical studies for use of AAV vectors in the treatment of cystic fibrosis. See "Item 1. Business -- Competition" for a more detailed discussion of the competition we face.

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

     To date, we have filed a number of patent applications in the United States relating to our technologies. In addition, we have acquired exclusive and non-exclusive licenses to certain issued patents and pending patent applications. We cannot be assured that patents will issue from these applications or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect our technologies.

     The patent application process takes several years and entails considerable expense. The failure to obtain patent protection on the technologies underlying our proposed products may have a material adverse effect on our competitive position and business prospects. Important legal issues remain to be resolved as to the scope of patent protection for biotechnology products, and we expect that administrative proceedings, litigation or both may be necessary to determine the validity and scope of our and others' biotechnology patents. These proceedings or litigation may require a significant commitment of our resources in the future. If patents can be obtained, we cannot assure you that any of these patents will provide us with any competitive advantage. For example, others may independently develop similar technologies or duplicate any technology developed by us, and patents may be invalidated in litigation. In addition, several of our patents and patent applications are co-owned with co-inventors or institutions. Under the terms of the agreements with the co-inventors, we have obtained or have an option to obtain an exclusive, worldwide, transferable, royalty-bearing license for the technology. To date, we have negotiated exclusive licenses for two of the more significant co-invented technologies. If we cannot negotiate exclusive rights to other co-owned technology, each co-inventor may have rights to independently make, use, offer to sell or sell the patented technology. Commercialization, assignment or licensing of the technology by a co-inventor could harm our business.

     We also rely on a combination of trade secret and copyright laws, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. We cannot be certain that these measures will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of our trade secrets, know-how or other proprietary information. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We cannot assure you that we will be able to protect our intellectual property successfully.

OTHER PERSONS MAY ASSERT RIGHTS IN OUR PROPRIETARY TECHNOLOGY, WHICH WOULD BE COSTLY TO CONTEST OR SETTLE

     Third parties may assert patent or other intellectual property infringement claims against us with respect to our products or technology or other matters. Any claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. There may be third-party patents and other intellectual property relevant to our products and technology which are not known to us. We have not been accused of infringing any third party's patent rights or other intellectual property, but we cannot assure you that litigation asserting claims will not be initiated, that we would prevail in any litigation, or that we would be able to obtain any necessary licenses on reasonable terms, if at all. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the outcome is favorable to us. In addition, to the extent outside collaborators apply technological information developed independently by them or by others to our product development programs or apply our technologies to other projects, disputes may arise as to the ownership of proprietary rights to these technologies.

IF OUR PRODUCTS ARE NOT ACCEPTED BY PHYSICIANS AND INSURERS, WE WILL NOT BE SUCCESSFUL

     Our success is dependent on acceptance of our gene therapy products. We cannot assure you that our products will achieve significant market acceptance among patients, physicians or third-party payors, even if we obtain necessary regulatory and reimbursement approvals. Failure to achieve significant market acceptance will harm our business. We believe that recommendations by physicians and health care payors will be essential for market acceptance of our gene therapy products. In the past, there has been concern regarding the potential safety and efficacy of gene therapy products derived from pathogenic viruses such as retroviruses and adenoviruses. While our proposed gene therapy products are derived from AAV, which is a non-pathogenic virus, we cannot be certain that physicians and health care payors will conclude that the technology is safe.

EVEN IF WE BRING OUR PRODUCTS TO MARKET, WE MAY BE UNABLE TO EFFECTIVELY PRICE OUR PRODUCTS OR OBTAIN ADEQUATE REIMBURSEMENT FOR SALES OF OUR PRODUCTS, WHICH WOULD PREVENT OUR PRODUCTS FROM BECOMING PROFITABLE

     If we succeed in bringing our proposed products to the market, we cannot assure you that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. Our business and financial condition is affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government controls on pricing. In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our business.

WE MAY BE UNABLE TO ATTRACT AND RETAIN THE QUALIFIED EMPLOYEES WE NEED TO BE SUCCESSFUL

     We are highly dependent on certain members of our management and research and development staff. The loss of any of these persons, or our inability to recruit additional personnel necessary to our business, could substantially impair our research and development efforts and impede our ability to develop and commercialize any of our products. Recruiting and retaining qualified technical and managerial personnel will also be critical to our success. Our business is located in the San Francisco Bay Area in California, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. In addition, we rely on consultants and advisors to assist us in formulating our research and development strategy. A majority of our scientific advisors are engaged by us on a consulting basis and are employed on a full-time basis by employers other than us and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.

WE MUST SECURE ADDITIONAL FINANCING, OTHERWISE WE WILL NOT BE ABLE TO DEVELOP OUR PRODUCTS

     We will require substantial additional funding to complete the research and development activities currently contemplated and to commercialize our products. If we do not obtain these funds, we will not be able to develop our products. We anticipate that our existing capital resources as of June 30, 2000, will be adequate to fund our needs for approximately two years. Our future capital requirements will depend on many factors, including:

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

     We intend to seek additional funding through public or private equity or debt financing, when market conditions allow. If we raise additional funds by issuing equity securities, there may be further dilution to existing stockholders. We cannot assure you that we will be able to enter into financing arrangements on acceptable terms, if at all. Without additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs.

WE FACE THE RISK OF PRODUCT LIABILITY CLAIMS WHICH MAY EXCEED THE SCOPE OR AMOUNT OF OUR INSURANCE COVERAGE

     The manufacture and sale of medical products entail significant risk of product liability claims. We currently carry product liability insurance; however, we cannot assure you that this coverage will remain in place or that this coverage will be adequate to protect us from all liabilities which we might incur in connection with the use or sale of our products. In addition, we may require increased product liability coverage as additional products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could harm our business. We must indemnify certain of our licensors against any product liability claims brought against them arising out of products developed by us under these licenses.

OUR USE OF RADIOACTIVE AND OTHER HAZARDOUS MATERIALS EXPOSES US TO THE RISK OF MATERIAL ENVIRONMENTAL LIABILITIES, AND WE MAY INCUR SUBSTANTIAL ADDITIONAL COSTS TO COMPLY WITH ENVIRONMENTAL LAWS IN THE EVENT THAT WE DEVELOP OUR OWN MANUFACTURING FACILITY

     Because we use radioactive materials and other hazardous substances in our research and development operations, we are potentially subject to material liabilities related to personal injuries or property damages that may be caused by the spread of radioactive contamination or by other hazardous substance releases or exposures at, or from, our research facility. Decontamination costs associated with radioactivity releases, other clean-up costs, and related damages or liabilities could harm our business.

     We are required to comply with increasingly stringent laws and regulations governing environmental protection and workplace safety, including requirements governing the handling, storage and disposal of radioactive and other hazardous substances and wastes, and laboratory operating and safety procedures. These laws and regulations can impose substantial fines and criminal sanctions for violations. Maintaining in compliance with these laws and regulations with regard to the operation of our own commercial manufacturing facility could require substantial additional capital. These costs could decrease our ability to conduct manufacturing operations in a cost-effective manner.

ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS AND DELAWARE LAW MAY NEGATIVELY AFFECT THE ABILITY OF A POTENTIAL BUYER TO PURCHASE SOME OR ALL OF OUR STOCK AT AN OTHERWISE ADVANTAGEOUS PRICE, WHICH MAY LIMIT THE PRICE INVESTORS ARE WILLING TO PAY FOR OUR COMMON STOCK

     Certain provisions of our charter and the Delaware Law may negatively affect the ability of a potential buyer to attempt a takeover of Avigen, which may have a negative effect on the price investors are willing to pay for our common stock. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of Avigen. We have no present plans to issue shares of preferred stock. In addition, our board of directors is divided into three classes, and each year on a rotating basis the directors of one class are elected for a three-year term. This provision could have the effect of making it less likely that a third party would attempt to obtain control of Avigen. Furthermore, certain other provisions of our restated certificate of incorporation may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of the our common stock. In addition, we are subject to the provisions of
Section 203 of the Delaware General Corporation Law, an anti-takeover law.

OUR STOCK PRICE IS VOLATILE, AND AS A RESULT, INVESTING IN OUR COMMON STOCK IS VERY RISKY

     Our stock price has been volatile in the past and may continue to be volatile. For example, our stock price was $13 in early October 1999, rose to $89 in March 2000, and then fell to under $30 in May 2000. We believe that various factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

     - technological innovations or regulatory approvals;

     - results of clinical trials;

     - new products by us or our competitors;

     - developments or disputes concerning patents or proprietary rights;

     - our failing to achieve certain developmental milestones;

     - public concern as to the safety of gene therapy products;

     - health care or reimbursement policy changes by governments or insurance companies;

     - developments in relationships with corporate partners; or

     - a change in financial estimates or securities analysts' recommendations.

     In addition, in recent years the stock market in general, and the shares of biotechnology and health care companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may cause the market price of our common stock to decline dramatically.

ITEM 1. BUSINESS

THE COMPANY

     Avigen is a leader in the development of gene therapy products for the treatment of inherited diseases. We are developing a broad-based proprietary gene delivery technology based on adeno-associated virus vector technology, known as "AAV vectors," to deliver DNA into the cells of patients that are suffering from genetic diseases. AAV vectors are a relatively new system for gene therapy. We believe that AAV vectors can be used to deliver genes for the treatment of hemophilia, Gaucher disease, Parkinson's disease and beta-thalassemia.

TRADITIONAL APPROACHES TO GENE DELIVERY

     All living organisms are made up of cells that contain thousands of different proteins essential for cell structure, growth and function. Proteins are made of building blocks called amino acids that together define the structure and function of the protein. The specific order of these amino acids in the protein is determined by a set of genetic instructions encoded by DNA, a commonly used acronym for a chemical that contains all the information necessary to control a cell's biological processes.

     DNA is organized into segments called genes with each gene containing the information required to produce a specific protein. There are over one hundred thousand genes in each human cell. Gene expression is the production of proteins using the DNA as a blueprint. Occasionally, the DNA for one or more genes can be defective, resulting in the absence or improper production of a functioning protein in the cell. This improper expression can alter a cell's normal function and can frequently result in a disease. The goal of gene therapy is to treat these diseases by delivering DNA containing the corrected gene into cells. This is intended to result in the normal protein being produced in that cell.

     There are several different ways of delivering genes to cells. Each of the methods of delivery uses carriers, called "vectors," to transport the genes into cells. These carriers can be either man-made components or modified viruses. The use of viruses takes advantage of their natural ability to introduce DNA into cells. Gene therapy takes advantage of this property by replacing viral DNA with a specific gene. Once the gene is in the cell, it acts as a blueprint directing the cell to produce the therapeutic protein.

     Within the field, there are four major approaches under investigation utilizing different vectors for human gene therapy:

     - Retroviral vectors. These were the first vectors used in human gene therapy trials. The advantage of retroviral vectors is that the virus is well understood and is quite efficient at getting genes into cells. However, their limitation is that the cells must be actively growing for the vector to work effectively. This typically requires that the cells be removed from the patient, grown outside the body, exposed to the retroviral vector and later re-implanted back into the patient. This process limits the commercial viability of these vectors as a generalized approach to gene therapy.

     - Adenoviral vectors. These vectors are also currently being evaluated in human gene therapy trials. They have the advantage that the cells do not have to be removed from the patient in order for the gene transfer process to take place. Adenovirus can cause disease in humans, creating safety concerns about the use of adenovirus vectors. Although gene transfer using adenovirus can be efficient, typically the production of the protein is short-lived.

     - Non-viral vectors. These also are currently being evaluated in human clinical trials. They consist of either DNA or DNA mixed with other chemical compounds. These vectors are much less efficient than viral vectors at getting DNA into the cells and are generally not capable of delivering large amounts of the intended protein for extended periods of time.

     - Adeno-associated virus vectors. AAV vectors are a relatively new system for gene therapy. AAV is a common, harmless human virus present in over 90% of the human population. The virus, however, has never been associated with a disease or illness of any kind.

AVIGEN'S AAV VECTOR TECHNOLOGY

     All of our products in development are based on our proprietary gene delivery technology in AAV vectors, which take advantage of the natural efficiency with which viruses deliver genes to cells without the safety concerns of disease related viruses. Production of an AAV vector requires two steps. In the first step, the adeno-associated virus is modified by removing all viral genes and replacing them with a gene for a therapeutic protein, such as factor
IX. In the second step, a human cell line is constructed which contains, among other things, the original AAV viral genes. The cell line is used to program the cells to make large quantities of AAV vectors, but without allowing the original viral genes from re-entering our AAV vector products. The production of AAV vectors also normally requires the use of a helper virus, typically adenovirus, which may contaminate the final product. However, Avigen has developed a proprietary method that does not require a helper virus, which we believe results in a safer product.

  Advantages of Avigen's AAV Vector Technology

     Our AAV vector gene therapy approach offers novel treatment alternatives for diseases that are currently poorly addressed. Benefits of AAV vector gene therapy technology include:

     - Safety. Our AAV vectors are based on a virus that has never been associated with a human disease of any kind. Over the past eight years, both our internal work and that of others in the scientific community have confirmed in animals that AAV vectors are safe for gene therapy applications.

     - Efficient delivery of genes to cells. AAV by nature is very efficient at getting into cells. Consequently, our AAV vectors are very effective at delivering genes to cells. Once in the cell, genes delivered by AAV vectors in animal models have produced large amounts of protein on a continuous basis, often for months or even years from a single administration.

     - AAV vectors can deliver many different genes. The vast majority of genes fit into AAV vectors and have been successfully delivered to a wide range of cell types. Consequently, AAV vectors have the potential to treat many diseases including hemophilia, Gaucher disease, inherited emphysema, beta-Thalassemia, Parkinson's and other neurological diseases, cardiovascular disease and cancer.

     - Simple to administer. We intend to administer our AAV vector-based products on an outpatient basis. For example, our Coagulin-B product for the treatment of hemophilia is being delivered to patients in the ongoing Phase I clinical trial with dose escalations by injection in the thigh muscle of the patient.

     - Stability. Unlike other viruses, AAV is stable under a wide range of conditions. This allows our AAV vectors to be handled like normal pharmaceutical products, lending themselves to traditional shipping and storing procedures.

AVIGEN'S BUSINESS STRATEGY

     Avigen is committed to being a leader in the development of gene-based products through the application of our proprietary AAV vector gene delivery technology. To achieve this goal, we are pursuing a focused strategy that includes:

     - Reduce drug development risk by pursuing genetic diseases with well-defined gene function. We focus our drug discovery activities and expenditures on applications of our AAV vector technology to develop drug candidates that address genetic diseases that are well understood. In order to reduce the technical and commercial risks that are inherent in the development of new drugs, we are pursuing diseases that meet the following criteria:

        -- the gene function is well defined;

        -- partial correction of the disease is established through administration of a commercially available protein product;

        -- a clear cost and clinical benefit exists for patients and health care providers; and

        -- clinical testing can be conducted in a relatively small number of patients within a reasonably short time period.

     - Retain development and commercialization rights for our products in the United States. Our strategy is to retain all rights to our products and directly market them to patients and physicians in the United States with a small, specialized sales force. We believe that we will be able to successfully execute this strategy for a number of reasons, including:

        -- the relatively small patient populations of our targeted diseases;

        -- many genetic diseases have well-organized patient support groups;

        -- treatment decisions are made at regional centers or specialized institutions;

        -- our AAV vector technology allows patients to be treated on a relatively infrequent basis; and

        -- the patient populations of our targeted diseases can be addressed with a small-scale manufacturing facility.

     We believe that by retaining development and commercialization rights we can better maintain quality control over our products and better capture the commercial value of our products. However, we may pursue strategic collaborations with pharmaceutical or other companies to develop products targeted at markets with larger patients populations or for the marketing of our products in international markets.

     - Ensure that we have the intellectual property needed to freely develop our products and protect our market. We aggressively pursue patents and licenses to cover all of the technology we develop or use. As of August 31, 2000, we have 16 issued or licensed patents, and approximately 34 patent applications pending, in the United States, most of which have also been filed internationally covering:

        -- AAV vectors;

        -- methods of using AAV vectors;

        -- methods of manufacturing AAV vectors; and

        -- methods of delivering AAV vectors to specific tissues.

     We have two exclusive and three non-exclusive licenses to develop and utilize AAV vectors for gene therapy that allow us to freely develop and protect our products. When needed, we intend to acquire or obtain licenses for selected technologies which would augment our existing patent and product portfolio.

PRODUCT DEVELOPMENT PROGRAMS

     Consistent with our business strategy, we are applying our AAV vector gene therapy technology initially to the development of products to address the following five genetic and neurological diseases: Hemophilia A, Hemophilia B, Gaucher's disease, Parkinson's disease and beta-Thalassemia. The following table summarizes our current product development programs:

                     AAV VECTOR-BASED GENE THERAPY PROGRAMS

     DISEASE          PROTEIN/ENZYME    TARGET CELL    STATUS(1)
     -------          --------------    -----------    ---------
Hemophilia B        Factor IX           Muscle        Phase I
Hemophilia B        Factor IX           Liver         Preclinical
Hemophilia A        Factor VIII         Liver         Preclinical
Gaucher's Disease   Glucocerebrosidase  Muscle/Liver  Research
Parkinson's         Aromaticaminoacid
  Disease           decarboxylase       Brain         Research
Thalassemia(2)      Erythropoietin      Muscle        Research

---------------
(1) "Research" indicates activities related to designing, constructing and testing vectors in specific target cell types in order to evaluate gene expression. "Preclinical" indicates in vitro and animal studies to evaluate efficacy, pharmacology and toxicology. "Phase I" indicates the stage within a clinical trial with dose escalations to evaluate pharmacokinetics and pharmacological actions in humans.

(2) Includes programs utilizing delivery of an erythropoietin gene for the treatment of renal failure, sickle cell anemia and beta-thalassemia.

HEMOPHILIA B

     Our initial product candidate is Coagulin-B for the treatment of Hemophilia
B. Hemophilia B is a blood clotting disorder characterized by the reduction or absence of a protein called factor IX, and primarily affects males. Due to the lack of sustained levels of factor IX protein, patients with Hemophilia B experience frequent internal bleeding during the course of normal daily activities. Currently, patients with a severe form of the disease inject themselves with factor IX protein several times a week to stop these bleeding episodes. These factor IX protein injections provide temporary relief, but the protein breaks down after a few days and the bleeding reoccurs. Since the bleeding typically takes place in the joints and soft tissue, these patients frequently suffer crippling bone and joint problems. A small percentage of patients can also suffer permanent disability or even die from bleeding into the central nervous system.

     Hemophilia B affects approximately one in every 30,000 males, afflicting an estimated 10,000 - 15,000 individuals in developed countries worldwide. The cost of currently available protein factor IX can exceed $100,000 per year per patient. Because protein therapy cannot prevent bone and joint damage, each patient may require an additional $100,000 - $150,000 in medical treatment costs annually. We believe the cost of treating Hemophilia B patients in the United States to be over $400 million per year.

     Extensive experience with factor IX over the last 25 years has established that factor IX protein levels equivalent to only 1% of the normal level found in humans greatly improves the patient's condition. To maintain these levels using conventional injections is impractical. Avigen's approach is designed to continuously deliver levels above 1% of normal level of factor IX protein in the blood of these patients. We believe Coagulin-B has the potential to substantially reduce the need for daily or weekly injections of factor IX protein and to improve the patient's quality of life.

  Preclinical Studies

     In our initial studies, five dogs suffering from Hemophilia B were treated. Following a single administration into the muscle, the study demonstrated that Avigen's AAV vector containing the gene for factor IX could produce sustained levels of factor IX protein in the dogs for over a year with a corresponding improvement in blood clotting. The more AAV vector was delivered, the more factor IX was produced. In the dogs receiving the greatest quantities of our AAV vector, the levels were above 1% of the normal level, which level is known to be beneficial to humans. These data provided strong support for the feasibility of using the same approach to treat hemophilia patients and formed the basis for FDA approval to begin clinical trials in humans.

  Clinical Trials

     On June 2, 1999, Avigen began treating human subjects with this first product candidate, Coagulin-B, in a Phase I clinical trial with dose escalations. The design and goal of this initial trial is primarily to address the safety of the product in humans. To assess the safety of the product, a total of nine patients will have Coagulin-B injected into their thigh muscles. The clinical trials are being carried out at The Children's Hospital of Philadelphia and Stanford University Medical Center. The nine patients are divided into three groups. The trial design provides that the first three patients receive the lowest dose of AAV vector, the next three patients receive an intermediate dose and the final three patients receive the highest dose. The dose range was selected based on the preclinical studies with the objective of reaching factor IX levels above 1% at the highest dose.

     This is an ongoing clinical study. Data from the first two of the low dose patients was presented at the American Society of Hematology meeting in New Orleans in December 1999. Since then, all six patients that were scheduled to receive intramuscular injections at the low and medium doses have been treated. All of these patients have subsequently demonstrated successful gene expression of factor IX protein in muscle tissue. In addition, the first patient in the high dose group has just recently been injected and tests for gene expression have not yet been performed. Preliminary findings for the first six patients reported by the scientific investigators leading the trial have suggested that the AAV-mediated gene transfer treatment appears to be safe with early signs of clinical efficacy. These results are extremely preliminary, and should not be considered a guarantee that subsequent patients in the study will demonstrate the same results or that these treated patients will continue to exhibit beneficial results.

     We are also seeking approval from the FDA to approve a second human clinical trial protocol to test the safety and effectiveness of infusing the gene therapy into the liver, which is the normal site of clotting factor production.

HEMOPHILIA A

     Avigen is also developing Coagulin-A for the treatment of Hemophilia A. Like Hemophilia B, Hemophilia A is a genetic disorder found almost exclusively in males that is characterized by a protein deficiency in the blood, causing patients to have a reduced ability to form blood clots. Instead of lacking the protein factor IX, patients with Hemophilia A lack the protein factor VIII.

     Hemophilia A affects approximately one in every 5,000 - 10,000 males, afflicting an estimated 40,000 - 50,000 individuals in developed countries worldwide. The cost of currently available protein factor VIII can exceed $100,000 per year per patient. Because protein therapy has not proven effective at preventing bone and joint damage, that is common among hemophilia patients, each patient may require $100,000 - $150,000 in additional medical treatment costs annually. In total, we believe the cost of treating Hemophilia A patients worldwide to be over $3 billion per year.

  Preclinical Studies

     In our initial studies, mice were given AAV vectors containing the gene for factor VIII. Following an injection into the blood supply feeding the liver, we detected sustained levels of factor VIII protein in the mice for as long as 11 months. Moreover, these levels were above the 1% of normal level known to be beneficial to humans. No side effects were observed. These data provided support for the feasibility of using the same approach with AAV vectors containing the factor VIII gene to treat human subjects.

GAUCHER'S DISEASE

     Gaucher's disease is a potentially fatal inherited disorder caused by a defect in the gene for a protein called glucocerebrosidase which results in abnormalities in blood cells and bone marrow cells. The 10,000 - 20,000 patients with the disease frequently suffer from anemia, bone damage, and enlarged livers and spleens. The disease is currently treated by replacement therapy with commercially available protein with sales approaching $500 million worldwide annually. Building on the same technology platform and principles used in the hemophilia programs, Avigen plans to develop a product to treat Gaucher's disease. We believe this approach is feasible based on our work with AAV vectors in animal models of related diseases such as Sly syndrome and Hurler's disease.

PARKINSON'S DISEASE

     Parkinson's disease is a common neurological disorder which affects 1.5 million people in the United States. A major hallmark of this disease is that dopamine, a chemical which is essential to the transmission of nerve impulses, is severely decreased in the striatum, a region of the brain which is critical to movement and motor control. Dopamine becomes decreased because there is a slow degeneration (or loss) of the small population of nerve cells in the brain that produce it; however, the underlying cause of this nerve cell degeneration is not known.

     The current treatment for Parkinson's disease is a replacement strategy in which a dopamine precursor is given orally to the patient. While this approach helps relieve symptoms for a while, it eventually becomes ineffective and results in serious side effects. Alternatively, Avigen's gene therapy strategy involves delivering a gene to the striatum to locally increase production of dopamine. This approach is intended to target only the affected region of the brain and we hope will offer significant advantages to patients. Initial studies in both murine and primate model systems have been promising and suggest that Avigen's gene therapy for Parkinson's may be a viable alternative for treating this devastating neurological disease.

BETA-THALASSEMIA

     Beta-Thalassemia is a commonly occurring genetic disease affecting millions of people worldwide. The patients are missing a red blood cell protein which results in low red blood cell count or severe anemia. Current treatment options are limited and only marginally effective, leading to a short life expectancy. A commercially available protein called erythropoietin, or "EPO," at high doses shows promise in treating this disease but is impractical due to the large amounts of protein required. We have demonstrated that an AAV vector containing the human EPO gene delivered into mouse muscle increases the number of red blood cells, referred to as the hematocrit level. These high levels have been sustained for periods beyond one year from a single administration. When this vector was injected into mice with moderate and severe beta-Thalassemia, significant improvement in the anemia and associated pathology was observed, suggesting a possible treatment for beta-Thalassemia.

PATENTS AND INTELLECTUAL PROPERTY

     Patents and other proprietary rights are important to our business. Our policy is to file patent applications and protect technology, inventions and improvements to inventions that are commercially important to the development of our business. With respect to products, we seek patent protection on:

     - the product itself;

     - methods of using the product;

     - methods of manufacturing the product; and

     - methods of administering the product to certain tissues.

     We also rely on trade secrets, know-how, continuing technology innovations and licensing opportunities to develop and maintain our competitive position.

     As of August 31, 2000, we had 16 issued or licensed U.S. patents and 34 pending U.S. patent applications, most of which have been filed internationally. Some of the patent applications are co-owned with co-inventors or institutions. Avigen has exclusive worldwide licenses to five patents, three of which are co-owned by others, and non-exclusive licenses to four U.S. patents. The patents we hold or license are set to expire in the U.S. between 2008 and 2019. Under the terms of some of these licenses, we must pay royalties on the sales of products using the licensed technology, and in some cases are required to make payments upon the attainment of developmental milestones.

     We currently investigate and use certain gene sequences or proteins encoded by those sequences, including the factor VIII gene, and manufacturing processes that are or may become patented by others. As a result, we may be required to obtain licenses to these gene sequences or proteins or other technology in order to test, use or market products. However, we may not be able to obtain these licenses on terms favorable to us.

     We cannot be assured that other patents will issue from any of the applications by or licensed to Avigen, or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect our technology. The patent application process takes several years and entails considerable expense. In addition, with respect to each of our co-owned patent applications, we have executed or are in discussions with the co-inventors to execute an option to obtain an exclusive, worldwide, transferable, royalty-bearing license for the technology. In the event we are unable to negotiate exclusive rights to the co-owned technology, each co-inventor may have rights to independently make, use, offer to sell or sell the patented technology. Commercialization, assignment or licensing of the technology by a co-inventor could harm our business. The failure to obtain patent protection on these technologies or proposed products may harm our competitive position and business prospects.

     The patent positions of pharmaceutical and biotechnology firms are generally uncertain and involve complex legal and factual questions. To date, there has emerged no consistent policy regarding the breadth of claim allowed in biotechnology patents. Patent applications in the United States are maintained in secrecy until a patent issues, and we cannot be certain that others have not filed applications for technology covered by its patent applications or that we were first to file patent applications for the technology. Competitors may have filed applications for, or may have received, patents and may obtain additional patents and proprietary rights relating to compounds or processes that block or compete with our patents.

     We cannot ensure that third parties will not assert patent or other intellectual property infringement claims against us with respect to our products or technology or other matters. There may be third-party patents and other intellectual property relevant to its products and technology that are not known to us. A number of the gene sequences or proteins encoded by certain of those sequences that we are investigating or may use in our products are or may become patented by others. As a result, we may be required to obtain licenses to the gene sequences or other technology in order to test, use or market products that contain proprietary gene sequences or encode proprietary proteins. For example, in connection with our anemia program, we anticipate that we may need to obtain a license to a gene for human EPO. We cannot ensure that we will be able to obtain this or any other license on terms favorable to us, if at all.

     Patent litigation is becoming more widespread in the biotechnology industry. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets owned by us, or to determine the scope and validity of proprietary rights of third parties. Although no third party has asserted that we are infringing the third party's patent rights or other intellectual property, we cannot ensure that litigation asserting these claims will not be initiated, that we would prevail in any litigation, or that we would be able to obtain any necessary licenses on reasonable terms, if at all. Any claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the outcome is favorable to us. In addition, to the extent outside collaborators apply technological information developed independently by them or by others to our product development programs or apply our technologies to other projects, disputes may arise as to the ownership of proprietary rights to the technologies.

     We also rely on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements, and other protective measures to protect intellectual property rights pertaining to our products and technology. We cannot ensure that these agreements will provide meaningful protection of its trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of its trade secrets, know-how or other proprietary information. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. We cannot ensure that we will be able to protect our intellectual property successfully.

LICENSING AND RESEARCH AGREEMENTS

     Research Corporation Technologies. In May 1992, we entered into a license agreement with Research Corporation Technologies, Inc. ("RCT") for rights to a patent and patent application relating to a cell-specific promoter in AAV vectors. The license is exclusive and worldwide. In consideration for the license, we paid an initial license fee and issued 247,949 shares of our common stock. In addition, under the agreement, we are required to pay RCT royalties based on net sales of products which utilize the licensed technology.

     Children's Hospital of Philadelphia. In May of 1999, we entered into an agreement with the Children's Hospital of Philadelphia for rights to a patent application related to vectors and methods for treating hemophilia B using recombinant AAV vectors. The license is exclusive and worldwide for the duration of the patent, or approximately 2017. Under the terms of the license, we must exercise our best efforts to achieve certain research, clinical and commercial milestones.

     BTG International. In March of 2000, we entered into an agreement with BTG International for rights to certain patents related to the factor IX gene. The license is non-exclusive and worldwide for the duration of the last to expire patent, or approximately 2008. In consideration for the license, we paid an initial license fee and issued 50,000 warrants to purchase our common stock. The warrants were issued with a strike price equal to the fair market value on the effective date of the agreement. We are also required to make additional payments at the completion of certain clinical and regulatory milestones, as well as a royalty based on net sales of products that fall within the scope of the license.

     We have entered into other exclusive and nonexclusive license agreements with certain research institutions and their representatives. Although specific terms of the licenses vary, all of such licenses require us to achieve certain development milestones. In addition, the agreements require us to pay certain license fees and royalties to the licensors. All of the licenses provide for a term which extends for the life of the underlying patent.

     The failure to achieve any required development milestones or to negotiate appropriate extensions of any of our license agreements or to make all required milestone and royalty payments when due, and the subsequent decision of any such institution to terminate such license could have a material adverse effect on our financial position.

RESEARCH REVENUES AND EXPENSES

     Research and development expense for the years ended June 30, 2000, 1999 and 1998 for Avigen-sponsored research was $8.0 million, $6.5 million and $6.2 million, respectively. Of that, $58,000 and $185,000 in 2000 and 1999, respectively, was reimbursement by third parties and reflected as grant revenues on the statement of operations.

     In 1998, John Hopkins University and Avigen entered into an agreement under which John Hopkins University agreed to provide research funding through a National Institutes of Health Grant. The funded project consisted of researching Capsid-Targeted Viral Inactivation in the treatment of HIV. The agreement expired in March 2000. As of June 30, 2000, we were no longer party to any agreements that would reimburse our research and development expenses from a third party.

MANUFACTURING

     We have developed a proprietary manufacturing process for AAV vectors and implemented government approved manufacturing policies and procedures. The manufacturing process involves the introduction into cells of a set of genes that provide the cells with the instructions to make the AAV vector. After a period of AAV vector production, the cells are recovered, broken apart and AAV vectors are purified from the resulting mixture. We perform a set of tests to confirm the purity and activity of the material. Our manufacturing process does not involve the use of adenovirus. We believe we have the capacity to manufacture AAV vectors in commercial-scale quantities, and with the recently completed construction of a new manufacturing facility, we believe we will soon be able to produce enough product to support the needs of two independent clinical trials.

COMPETITION

     The field of gene therapy drug development is new and rapidly evolving, and it is expected to continue to undergo significant and rapid technological change. We expect that we will experience intense competition both from other companies in the gene therapy field and from companies that have other forms of treatment for the diseases currently being targeted. We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, that are exploring gene-based drugs or are actively engaged in gene delivery research and development. These include companies making protein therapies for hemophilia, Gaucher's disease, and anemia such as Amgen Inc., Aventis S.A., Bayer Corporation, Baxter Healthcare Corporation, Genzyme Corporation, Johnson & Johnson and Wyeth-Ayerst Laboratories. In addition, companies directly engaged in gene therapy product development include: Cell Genesys, Inc., Chiron Corporation, Targeted Genetics Corporation, Transkaryotic Therapies, Inc. and Urogen Corp.

     Many of our competitors or potential competitors have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations, than we do. In addition, some of them have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. They may also market commercial products, either on their own or through collaborative efforts.

     Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. We are aware that other companies or institutions are pursuing development of new drugs and technologies directly targeted at applications for which it is developing drug compounds. For example, we are aware that Chiron is conducting a Phase I/II clinical trial to treat Hemophilia A patients using a retroviral-based system. In addition, we are aware that Transkaryotic Therapies is conducting a Phase I/II clinical trial to treat Hemophilia A patients using a nonviral vector-based system and Genstar has proposed a clinical trial to treat Hemophilia A patients using adenovirus vector administered to the liver.

     In order to compete successfully, we must develop proprietary positions in patented products for therapeutic markets that have not been satisfactorily addressed by conventional research strategies and, in the process, expand our expertise in its AAV vector gene therapy products. Our products, even if successfully tested and developed, may not be adopted by physicians over other products and may not offer economically feasible alternatives to other therapies.

GOVERNMENT REGULATION

     The production and marketing of our proposed products and research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act. Biological products, in addition to being subject to certain provisions of this act, are also regulated under the Public Health Service Act. These laws and the regulations promulgated thereunder govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotional practices and import and export of drugs and biological products. In general, the Center for Biologics Evaluation and Research holds primary responsibility for the regulation of biological products and has handled the investigational new drug, or "IND," application submissions of most gene therapy products to date. At the present time, we believe that our products will be regulated as biologics by the FDA and comparable foreign regulatory bodies. Gene therapy is, however, a relatively new technology and has not been extensively tested in humans. The regulatory requirements governing gene therapy products are uncertain and are subject to change. No gene therapy products have been approved to date in the United States or any foreign country.

     Under the National Institutes of Health guidelines for research involving recombinant DNA molecules, clinical protocols involving human gene transfer conducted at institutions receiving National Institutes of Health funds cannot be initiated without simultaneous submission of information describing the proposed clinical protocol to both the National Institutes of Health and the FDA. Submission to the National Institutes of Health shall be for registration purposes and determination regarding the necessity of full review by the Recombinant DNA Advisory Committee, or "RAC," of the National Institutes of Health. Full RAC review of an individual human gene transfer protocol can be initiated by the National Institutes of Health director or recommended to the National Institutes of Health director by three or more RAC members or other federal agencies. An individual human gene transfer protocol that is recommended for full RAC review should represent novel characteristics deserving of public discussion. Prior to submission of a human gene transfer experiment to National Institutes of Health, the principal investigator must obtain Institutional Biosafety Committee approval from each institution that will handle recombinant DNA material that is to be administered to human subjects and institutional review board, or "IRB," approval from each institution in which human subjects will undergo gene transfer. Submission of human gene transfer protocols to the FDA will be in the form of an IND application. The review process conducted by National Institutes of Health and the FDA can be unpredictable and may result in considerable time and expense to us.

     The steps required before a new drug, including a biological product, may be marketed in the United States generally include:

     - preclinical laboratory tests and preclinical animal studies;

     - the submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials commence;

     - adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

     - the submission to the FDA of a Biologics License Application, or "BLA," for a biological product; and

     - FDA approval of the BLA prior to any commercial sale or shipment of the biological product.

     Domestic manufacturing establishments are subject to inspections at any time by the FDA and must comply with good manufacturing practices regulations enforced by the FDA through its facilities inspection program. Manufacturers of biological products also must comply with FDA general biological product standards. In addition, we have obtained a drug manufacturing license from the State of California for any of our products administered to humans, including products intended for clinical trials.

     Preclinical safety studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and, if possible, efficacy of the product. Preclinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will become automatically effective 30 days after its receipt by the FDA unless the FDA indicates prior to the end of the 30-day period that it does not wish the trials to proceed as outlined in the IND. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials must be conducted in accordance with the FDA's good clinical practice guidelines and must be approved by the IRB at the institution where the study will be conducted. The IRB will consider, among other things, safety and ethical issues, proper informed consent of the human subjects, possible issues relating to health care costs and potential liability of the institution. The IRB may require changes in a protocol, and we cannot assure you that the IRB will permit any given study to be initiated or completed.

     Clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I typically involves the initial introduction of the drug into patients primarily to determine the drug's metabolism, pharmacokinetics and pharmacological actions in humans and the side effects associated with increasing doses. Phase II typically involves studies in a limited patient population:

     - to determine the efficacy of the drug for specific diseases;

     - to determine dosage tolerance and optimal dosage; and

     - to further identify possible adverse effects and safety risks.

     If the drug appears to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate efficacy and safety within an expanded patient population typically at geographically dispersed clinical study sites. We cannot assure you that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of our products subject to this testing. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to an unacceptable health risk. FDA regulations also subject sponsors of clinical investigations to numerous regulatory requirements related to, among other things, selection of qualified investigators, proper monitoring of investigations, record keeping and record retention and notice to investigators and the FDA of any death or serious adverse reaction. In addition, the FDA may require post marketing clinical studies, sometimes referred to as Phase IV clinical trials, which will require extensive patient monitoring and record keeping and may result in restricted marketing of the product for an extended period of time.

     The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a BLA for approval of the manufacture, marketing and commercial shipment of the biological product. The testing and approval process is likely to require substantial time and effort and we cannot assure you that any approval will be granted on a timely basis, if at all. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post marketing testing and surveillance to monitor the safety or efficacy of a product. Moreover, if regulatory approval of a biological product is granted, this approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to good manufacturing practices, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, financial resources and effort in the area of production and quality control.

     In accordance with the Orphan Drug Act, the FDA may grant Orphan Drug status to certain drugs intended to treat a "rare disease or condition" defined as a disease or condition which affects fewer than 200,000 people in the United States, or which affects more than 200,000 people for which the cost of developing and marketing the drug will not be recovered from sales of the drug in the United States. An approved Orphan Drug may provide certain benefits including exclusive marketing rights in the United States to the drug for the approved disease for seven years following marketing approval and federal income tax credits for certain clinical trial expenses. We believe that some of our future products may qualify for Orphan Drug status but we cannot assure you that these products will receive FDA approval or that they will receive any benefit under the Orphan Drug Act. In addition, there is no assurance that potential benefits provided by the Orphan Drug Act will not be significantly limited by amendment by the United States Congress and/or reinterpretation by the FDA.

     For clinical investigation and marketing outside the United States, we are also subject to foreign regulatory requirements governing clinical trials and marketing approval for pharmaceutical products. In Europe, the approval process for the commencement of clinical trials varies from country to country. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

     In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, we could be held liable for any damages that result from accidental contamination or injury and this liability could exceed our resources.

PRODUCT LIABILITY INSURANCE

     The manufacture and sale of medical products entail significant risk of product liability claims. We have established product liability insurance prior to beginning our clinical trials. There can be no assurance that this coverage will be adequate to protect us from any liabilities it might incur in connection with the sale or testing of its products. In addition, we may require increased product liability coverage as products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of its insurance coverage could have a material adverse effect on our business and results of operations.

EMPLOYEES

     As of August 31, 2000, Avigen had 82 full-time employees, 22 of whom have Ph.D. or M.D. degrees, including 62 employees in research and development, and 20 in general administration, regulatory affairs, and finance. We also rely on a number of part-time employees and consultants. None of our employees are represented by a collective bargaining agreement nor have we ever experienced a work stoppage. We believe that our relationship with our employees is good.

SCIENTIFIC ADVISORY BOARD

     We have established a Scientific Advisory Board, consisting of experts in the field of medicine, genetics and molecular biology, which reviews and evaluates our research programs and advises us with respect to technical matters in fields in which we are involved. The members of the Scientific Advisory Board are prominent scholars in their field and, as a result, may serve as consultants to a wide variety of companies. Our Scientific Advisory Board consists of the following individuals:

     Alan McClelland, Ph.D. (Chairman), serves as Vice President, Research and Development, of Avigen.

     Jef D. Boeke, Ph.D., is a professor of Molecular Biology and Genetics at The Johns Hopkins University School of Medicine. Dr. Boeke co-invented the capsid targeted viral inactivation technology that provides a basis for Avigen's antiviral product development program. He has authored more than 100 publications.

     Katherine A. High, M.D., is the William H. Bennett Associate Professor of Pediatrics at the University of Pennsylvania in Philadelphia and the Director of Research of the Hematology Division at The Children's Hospital of Philadelphia. Dr. High is a world-renowned expert in both the basic science and clinical aspects of hemophilia.

     Mark A. Israel, M.D., is the Kathleen M. Plant Distinguished Professor in the Department of Neurological Surgery and Director of the Preuss Laboratory of Molecular Neuro-oncology at the University of California San Francisco. Dr. Israel's research has focused on the molecular and cellular biology of tumors of the nervous system. He has authored more than 200 publications.

     Yuichi Iwaki, M.D., Ph.D., serves as a director of Avigen, is a former Professor at the University of Southern California School of Medicine in the Departments of Urology and Pathology, and is currently Director of the Transplantation Immunology and Immunogenetic Laboratory. Dr. Iwaki also holds visiting professorships at Nihon University School of Medicine in Japan, at the University of Pittsburgh School of Medicine, and at the University of California, Irvine.

     Y.W. Kan, M.D., D.Sc., is the Louis K. Diamond Professor of Hematology at the University of California at San Francisco. He also is an Investigator of the Howard Hughes Medical Institute. Dr. Kan was the 1991 recipient of the Albert Lasker Clinical Medical Research Award and is noted as a leader in the fields of sickle cell anemia and thalassemia.

     Mark Kay, M.D., Ph.D., is the Director of the Program in Human Gene Therapy, and Associate Professor in the Department of Pediatrics and Genetics at Stanford University School of Medicine. Dr. Kay is one of the founders of the American Society of Gene Therapy. Dr. Kay received the E. Mead Johnson Award for Research in Pediatrics in 2000 and was elected to the American Society for Clinical Investigation in 1997. He is respected worldwide for his work in gene therapy for hemophilia and is a member of the editorial boards of several journals, including Gene Therapy, Human Gene Therapy and Molecular Therapy.

     Haig H. Kazazian, Jr., M.D., is the Seymour Gray Professor and Chairman in the Department of Genetics at the University of Pennsylvania School of Medicine and is president of the American Board of Medical Genetics and a member of the Institute of Medicine. Dr. Kazazian is best known for his research which was instrumental to the molecular characterization of beta-Thalassemia. In addition, Dr. Kazazian's lab has characterized the molecular defects in Hemophilia A and developed a small animal model of the disease.

     Keiya Ozawa, M.D., Ph.D., is a professor and chairman of the Department of Hematology, Division of Cell Transplantation and Transfusion, and Division of Genetic Therapeutics, Center for Molecular Medicine, at Jichi Medical School in Japan, where he has established a research and preclinical program in gene therapy. Dr. Ozawa is regarded as one of the leading authorities on gene therapy in Japan and is responsible for drafting the Japanese government's gene therapy guidelines. He has authored more than 160 publications regarding hematology, virology and gene therapy.

     Jeffrey M. Rosen, Ph.D., is a professor of Cell Biology at Baylor College of Medicine. Dr. Rosen is an internationally recognized expert in the field of gene expression, and his research focuses primarily on the mechanisms of tissue-specific gene expression in the mammary and prostate glands. Dr. Rosen has served as editorial board of the Journal of Biological Chemistry, Molecular and Cellular Endocrinology, as and Executive Editor of Nucleic Acids Research and as an Associate Editor of Molecular Endocrinology.

     David W. Russell, M.D., Ph.D., is an Associate Professor in the Department of Medicine at the University of Washington in Seattle. He is an expert on the development of viral vectors for gene therapy, especially on the transduction mechanisms of AAV vectors. Dr. Russell's research interests focus on stem cells and the manipulation of mammalian chromosomes.

ITEM 2. PROPERTIES

     We lease approximately 23,000 square feet and sublease approximately 23,000 square feet of manufacturing, research laboratory and office space in an established commercial neighborhood in Alameda, California. The lease and sublease expire in May 2003, and we have an extension for the entire 46,000 square feet of space that runs for an additional five years and expires in 2008.

ITEM 3. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of Avigen's common stock commenced trading on the Nasdaq National Market on May 22, 1996, under the symbol "AVGN".

     We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.

     The following table sets forth, for fiscal periods indicated, the range of high and low sale prices available for the fiscal years 1999 and 2000.

                            1999                               HIGH     LOW
                            ----                              ------   ------
Quarter End 9/30/98.........................................  $ 3.56   $ 1.50
Quarter End 12/31/98........................................  $ 7.81   $ 2.00
Quarter End 3/31/99.........................................  $ 8.00   $ 4.63
Quarter End 6/30/99.........................................  $ 6.63   $ 4.69

                            2000                               HIGH     LOW
                            ----                              ------   ------
Quarter End 9/30/99.........................................  $13.25   $ 5.63
Quarter End 12/31/99........................................  $37.00   $12.25
Quarter End 3/31/00.........................................  $89.00   $28.00
Quarter End 6/30/00.........................................  $46.75   $25.00

     As of September 7, 2000, there were approximately 197 holders of record of our common stock.

     During the fiscal year ended June 30, 2000, Avigen issued a total of 1,017,214 shares of its common stock upon the exercise of warrants previously sold in private placements. The purchase price of these shares was as follows:

NUMBER OF SHARES   EXERCISE PRICE    AGGREGATE PURCHASE PRICE
----------------   ---------------   ------------------------
     389,204       $ 2.18 - $ 5.36          $1,732,964
     206,960       $ 6.11 - $ 7.09          $1,286,825
     244,377       $ 7.80 - $ 9.60          $  546,794
     176,674       $17.81 - $31.95          $4,861,107
   ---------                                ----------
   1,017,215                                $8,427,690
   =========                                ==========

     These shares were issued to a total of 99 purchasers in reliance on Section 4(2) under the Securities Act in that they were issued to the original purchasers of the warrants. These purchasers represented, in connection with such purchases of the warrants, that they were accredited investors as defined in Regulation D under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                       OCTOBER 22,
                                          FISCAL YEARS ENDED JUNE 30,                      1992
                              ----------------------------------------------------     (INCEPTION)
                                2000       1999       1998       1997       1996     TO JUNE 30, 2000
                              --------    -------    -------    -------    -------   ----------------
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA:
Grant revenue...............  $     58    $   185    $     0    $    98    $    87       $    606
Expenses:
  Research and
     development............     7,953      6,490      6,235      4,033      2,550         33,041
  General and
     administrative.........     4,516      3,445      2,990      2,352      1,102         17,560
  In-license fees...........     5,034          0          0          0          0          5,034
                              --------    -------    -------    -------    -------       --------
                                17,503      9,935      9,225      6,385      3,652         55,635
                              --------    -------    -------    -------    -------       --------
Loss from operations........   (17,445)    (9,750)    (9,225)    (6,287)    (3,565)       (55,029)
Interest income, net........     2,419        148        365        710       (531)         3,072
Other income, net...........       (13)        (9)       (17)        (1)        (1)           147
                              --------    -------    -------    -------    -------       --------
Net loss....................  $(15,039)   $(9,611)   $(8,877)   $(5,578)   $(4,097)      $(51,810)
                              --------    -------    -------    -------    -------       --------
Net loss per share..........  $  (1.03)   $ (0.99)   $ (1.22)   $ (0.77)   $ (0.80)
                              ========    =======    =======    =======    =======

                                                                    JUNE 30,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and investments in
  marketable securities.....................  $ 77,953   $ 14,881   $  4,477   $ 13,039   $ 16,443
Working capital.............................    76,732     13,471      4,635     11,936     15,364
Total assets................................    85,287     16,183      5,997     14,760     17,532
Long-term obligations, less current
  portion...................................     4,113        265      1,052      1,316        425
Deficit accumulated during development
  stage.....................................   (51,810)   (36,771)   (27,160)   (18,283)   (12,705)
Stockholders' equity........................    79,013     14,323      3,583     12,341     16,027

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Avigen's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a differences include, but are not limited to, those discussed herein and in "Risk Factors" in Part I.

OVERVIEW

     Since its inception, Avigen has devoted substantially all of its resources to research and development activities. We are a development stage company and have not received any revenue from the sale of products, and we do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At June 30, 2000 we had an accumulated deficit of $51.8 million.

RESULTS OF OPERATIONS

  Fiscal years ended June 30, 2000, 1999, and 1998.

     Grant revenue was $58,000 for the year ended June 30, 2000, compared to $185,000 for the year ended June 30, 1999, and no revenue for the year ended June 30, 1998. All grant revenue for these years consisted of reimbursements under a grant from the National Institutes of Health, which expired on March 31, 2000. At June 30, 2000, we were no longer party to any agreements that would provide for future reimbursement of research and development expenses, and do not expect to be party to any similar agreements for the foreseeable future.

     Our research and development expenses totaled $8.0 million for the year ended June 30, 2000, an increase from $6.5 million for the year ended June 30, 1999, and $6.2 million for the year ended June 30, 1998. The increase during fiscal 2000 over the previous year was primarily related to the increase in personnel and recruitment costs for additional scientific and manufacturing staff hired to support our product development efforts, including our clinical trial for the treatment of Hemophilia B that began in June 1999. The rise in research and development costs in fiscal 2000 also included over $650,000 in research fees paid to collaborators in connection with our clinical trial and other preclinical studies. The increase in research and development expenses between June 30, 1999 and 1998 was primarily due to the write off of equipment. We expect research and development spending to increase significantly over the next several years as we expand our research, product development and clinical trial efforts.

     We incurred in-license fees of $5.0 million in fiscal 2000, the first year in which these charges were significant, in connection with new agreements to in-license certain patents that we use in our research and development efforts. The full-year expense included cash payments to licensors of approximately $1.8 million and a non-cash charge for warrants issued to a licensor that were valued at approximately $3.2 million. These expenses are primarily initiation fees, and are not predictive of initial in-license fees to be incurred in future periods.

     General and administrative expenses totaled $4.5 million for the year ended June 30, 2000, up from $3.4 million for the year ended June 30, 1999 and $3.0 million for the year ended June 30, 1998. The increase during fiscal 2000 over the previous year was primarily related to higher compensation for executive management and new staff, as well as higher recruitment costs and in an increase in legal fees related to our patent and other intellectual property activities. The increase in general and administrative expenses during the year ended June 30, 1999 as compared with the year ended June 30, 1998 was also primarily due to increases in personnel costs and legal fees in connection with patent documentation. In general, we expect general and administrative expenses to continue to increase as the level of our activities increase, but general and administrative expenses should decrease as a percentage of total expenses as we expand our research and development efforts.

     Net interest income, for the year ended June 30, 2000 was $2.4 million, up from $148,000 and $365,000 in fiscal 1999 and 1998, respectively. The increase in the current year was directly related to the increase in cash and investments in marketable securities from the application of proceeds received from the private placement of common stock and warrants that was completed in November 1999, and proceeds received from the public offering completed in April and May of 2000. Net interest income declined from fiscal 1998 to fiscal 1999 as our usage of cash for operating expenses exceeded our receipt of cash from equity investments during the period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash expenditures have exceeded revenue since our inception. Our operations have principally been funded through public offerings and private placements of equity securities. Since our initial public offering in May 1996, we have completed four private placements of our common stock and warrants to purchase our common stock, raising net proceeds of approximately $57.3 million, and completed a follow-on public offering raising net proceeds of approximately $27.6 million. During the same period, as a result of exercises of warrants and options to purchase our common stock, we raised an additional $10.2 million. The timing and size of the exercise of these warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised in past periods should not be considered an indication of additional funds to be raised in any future periods. In addition, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct research and development and using consultants, where appropriate. We expect to incur additional future expenses, resulting in significant losses, as we continue and expand our research and development activities and undertake additional preclinical studies and clinical trials of our gene therapy product candidates. We also expect to incur substantial expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     At June 30, 2000, we had cash, cash equivalents and investments in marketable securities of approximately $78.0 million compared to $14.9 million at June 30, 1999. This increase was principally due to proceeds received during the year from the private placements, public offering, and the on-going exercise of warrants and stock options.

     Our current office and facility includes approximately 46,000 square feet of space leased through May 2008, with lease payments totaling $679,000 for fiscal 2001 and increasing each year to approximately $1.1 million for fiscal 2008. In June 2000, we increased to $10.0 million a previously existing revolving line of credit with Wells Fargo Bank to provide financial support for construction related activities. Under the terms of the increase, the line of credit is available through June 1, 2003. At June 30, 2000, we had borrowed $4.0 million from the line of credit. In May 1997, we secured a capital lease facility under which, at June 30, 2000, we owed $237,000 and had no further availability.

     We believe that our available resources will be sufficient to fund our operations for approximately two years. However, there may be changes that would consume available resources significantly before this time. Our long-term capital requirements and the adequacy of our available funds will depend upon many factors, including:

     - continued scientific progress in research and development programs;

     - the scope and results of preclinical studies and clinical trials;

     - the time and costs involved in obtaining regulatory approvals.

     - the costs involved in filing, prosecuting and enforcing patents claims;

     - competing technological developments;

     - the cost of manufacturing scale-up;

     - the costs of commercialization activities; and

     - other factors which may not be within our control.

     We intend to seek additional funding through public or private equity or debt financing, when market conditions allow. If we raise additional funds by issuing equity securities, there may be further dilution to existing stockholders. We cannot assure you that we will be able to enter into these financing arrangements on acceptable terms or at all. Without additional funding, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose us to material market risk. We have also evaluated the risk associated with our Wells Capital Management investments in marketable securities and have deemed this risk immaterial.

ITEM 8. FINANCIAL STATEMENTS

     The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers may be found in the sections entitled "Proposal 1 -- Election of Directors,"
"Management -- Executive Officers of the Company," and "Management -- Compliance with the Reporting Requirements of Section 16(c)," appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the solicitation of proxies for Avigen's Annual Meeting of Stockholders to be held on November 17, 2000 (the "Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth in the Proxy Statement under the heading "Management -- Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the Proxy Statement under the heading "Related Transactions," which information is incorporated herein by reference.

                                    PART IV

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

     (3) Exhibits

           EXHIBIT
           NUMBER                                EXHIBITS
           -------                               --------
         3.1(1)        Amended and Restated Certificate of Incorporation
         3.2(1)        Restated Bylaws of the Registrant
         4.1(1)        Specimen Common Stock Certificate
        10.2(1, 2)     1993 Stock Option Plan
        10.3(2, 3)     1996 Equity Incentive Plan, as amended
        10.4(3)        Form of Common Stock and Warrant Purchase Agreement, dated
                       October 29, 1999
        10.4.1(1, 2)   Form of Incentive Stock Option Grant for 1996 Equity
                       Incentive Plan
        10.5(1, 2)     Form of Nonstatutory Stock Option Grant for 1996 Equity
                       Incentive Plan
        10.6(2)        1996 Non-Employee Director Stock Option Plan, as amended
        10.7(2, 4)     1997 Employee Stock Purchase Plan
        10.8(1, 2)     Form of Indemnification Agreement between the Registrant and its directors and executive officers
        10.9(1)        Form of Common Stock Warrant
        10.10(2, 5)    2000 Equity Incentive Plan
        10.11(2)       Form of Nonstatutory Stock Option Grant for 2000 Equity
                       Incentive Plan
        10.12(1)       Form of Series C Preferred Stock Warrant
        10.19(1)       Form of Bridge Warrant
        10.20(1)       License Agreement between the Registrant and Research
                       Corporation Technologies, Inc., dated May 15, 1992, as
                       amended as of March 21, 1996 and April 26, 1996
        10.21(1)       License Agreement between the Registrant and The Johns
                       Hopkins University, dated November 23, 1993, as amended as of March 21, 1996
        10.22(1)       License Agreement between the Registrant and The University of Manitoba, dated February 2, 1994
        10.27(1, 2)    Employment Agreement dated August 10, 1992, between Avigen and John Monahan.
        10.29(2, 6)    Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.

           EXHIBIT
           NUMBER                                EXHIBITS
           -------                               --------
        10.32(6)       Revolving line of credit signed November 22, 1996 with Wells
                       Fargo Bank
        10.32.1        Amendment No. 1 to Revolving line of credit signed June 1,
                       2000 with Wells Fargo Bank
        10.33(6)       Equipment lease dated May 22, 1997 with Transamerica
                       Business Credit Corporation
        10.34(7)       Common Stock and Warrant Purchase Agreement by and among
                       Avigen and certain Purchasers listed on the Schedule of
                       Purchasers attached thereto.
        10.35(8)       Amendment to Common Stock and Warrant Purchase Agreement by
                       and among Avigen and certain Purchasers thereunder dated as of September 25, 1998.
        10.36(2, 8)    Management Transition Plan
        10.36.1(9)     Form of Common Stock and Warrant Purchase Agreement, dated
                       October 30, 1998.
        10.37(10)      Form of Common Stock and Warrant Purchase Agreement Date
                       February 16, 1999.
        10.38(4, 11)   Factor IX patent and know-how exclusive license agreement
                       between the Childrens Hospital of Philadephia and Avigen,
                       dated May 20, 1999.
        10.39(11, 12)  License Agreement between Avigen and the University of
                       Florida Research Foundation, Inc., dated November 13, 1992, and its First Amendment, dated March 25, 1996.
        10.40(11, 13)  License Agreement, dated March 3, 2000, by and between BTG
                       International Ltd., a British corporation and Avigen, Inc.
        10.41(13)      Property Lease Agreement between ARE-1201 Harbor Bay, LLC
                       and Avigen, Inc., dated February 29, 2000
        10.42(13)      Property Sublease between Lucent Technologies, Inc. and
                       Avigen, Inc., dated February 1, 2000
        23.1           Consent of Ernst & Young LLP, Independent Auditors
        24.1           Power of Attorney (Reference to the signature page herein)
        27.1           Financial Data Schedule

---------------
 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

 (2) Management Contract or Compensation Plan.

 (3) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Quarterly Report on Form 10-Q for the quarter year ended December 31, 1999, as filed with the SEC.

 (4) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the SEC.

 (5) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Registration Statement on Form S-8 (Registration No. 333-42210) filed with the SEC on July 25, 2000.

 (6) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC.

 (7) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Annual Report on Form 10-K for the year ended June 30, 1998, as filed with the SEC.

 (8) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Quarterly Report on Form 10-Q for the quarter year ended September 30, 1998, as filed with the SEC.

 (9) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Quarterly Report on Form 10-Q for the quarter year ended December 31, 1998.

(10) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Quarterly Report on Form 10-Q for the quarter year ended March 31, 1999, as filed with the SEC.

(11) Confidential treatment has been requested for a portion of this exhibit.

(12) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Annual Report on Form 10-K/A for the year ended June 30, 1999, as filed with the SEC on February 11, 2000.

(13) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Quarterly Report on Form 10-Q for the quarter year ended March 31, 2000, as filed with the SEC.

(b) Avigen filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVIGEN, INC.

                                          By:       /s/ JOHN MONAHAN
                                            ------------------------------------
                                                    John Monahan, Ph.D.
                                             President, Chief Executive Officer
                                                         and Director
Dated: September 27, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Monahan and Philip J. Whitcome, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                  /s/ JOHN MONAHAN                      President, Chief Executive   September 27, 2000
-----------------------------------------------------      Officer and Director
                 John Monahan, Ph.D.                       (Principal Executive
                                                                 Officer)

                /s/ THOMAS J. PAULSON                    Chief Financial Officer     September 27, 2000
-----------------------------------------------------    (Principal Financial and
                  Thomas J. Paulson                        Accounting Officer)

               /s/ PHILIP J. WHITCOME                     Chairman of the Board      September 27, 2000
-----------------------------------------------------
                 Philip J. Whitcome

                  /s/ ZOLA HOROVITZ                              Director            September 27, 2000
-----------------------------------------------------
                    Zola Horovitz

                  /s/ YUICHI IWAKI                               Director            September 27, 2000
-----------------------------------------------------
                    Yuichi Iwaki

              /s/ JOHN K.A. PRENDERGAST                          Director            September 27, 2000
-----------------------------------------------------
                John K.A. Prendergast

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   F-2
Balance Sheets at June 30, 2000 and 1999....................   F-3
Statements of Operations for Years Ended June 30, 2000,
  1999, 1998 and inception through June 30, 2000............   F-4
Statements of Stockholders' Equity for the Period from
  October 22, 1992 (inception) through June 30, 2000........   F-5
Statements of Cash Flows for Years Ended June 30, 2000,
  1999, 1998 and inception through June 30, 2000............   F-9
Notes to Financial Statements...............................  F-10

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Avigen, Inc.

     We have audited the accompanying balance sheets of Avigen, Inc. (a development stage company) as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows each of the three years in the period ended June 30, 2000 and for the period from October 22, 1992 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avigen, Inc. at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 and for the period from October 22, 1992 (inception) through June 30, 2000, in conformity with accounting principles generally accepted in the United States.

Palo Alto, California
July 28, 2000

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                     ASSETS

                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 13,361    $  2,945
  Investments in marketable securities......................    64,592      11,936
  Other current receivables.................................       940         185
                                                              --------    --------
          Total current assets..............................    78,893      15,066
Property and equipment, net.................................     4,025       1,050
Deposits and other assets...................................     2,369          67
                                                              --------    --------
          Total assets......................................  $ 85,287    $ 16,183
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities............  $  1,656    $    555
  Accrued compensation and related expenses.................       268         343
  Current portion of capital lease obligations..............       237         697
                                                              --------    --------
          Total current liabilities.........................     2,161       1,595
Long-term obligation........................................     4,113         265
Commitments
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares
     authorized, 17,000,267 and 12,358,898 shares issued and
     outstanding at June 30, 2000 and 1999, respectively....        17          12
  Additional paid-in capital................................   130,886      51,082
  Other comprehensive loss..................................       (80)         --
  Deficit accumulated during the development stage..........   (51,810)    (36,771)
                                                              --------    --------
  Total stockholders' equity................................    79,013      14,323
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 85,287    $ 16,183
                                                              ========    ========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                                      PERIOD FROM
                                                                                    OCTOBER 22, 1992
                                                     YEAR ENDED JUNE 30,              (INCEPTION)
                                            -------------------------------------       THROUGH
                                               2000          1999         1998       JUNE 30, 2000
                                            -----------   ----------   ----------   ----------------
Grant revenue.............................  $        58   $      185   $       --       $    606
Expenses:
  Research and development................        7,953        6,490        6,235         33,041
  General and administrative..............        4,516        3,445        2,990         17,560
  In-license fees.........................        5,034           --           --          5,034
                                            -----------   ----------   ----------       --------
                                                 17,503        9,935        9,225         55,635
                                            -----------   ----------   ----------       --------
Loss from operations......................      (17,445)      (9,750)      (9,225)       (55,029)
Interest expense..........................         (129)        (178)        (222)        (1,259)
Interest income...........................        2,548          326          587          4,331
Other (expense) income, net...............          (13)          (9)         (17)           147
                                            -----------   ----------   ----------       --------
Net loss..................................  $   (15,039)  $   (9,611)  $   (8,877)      $(51,810)
                                            ===========   ==========   ==========       ========
Primary and fully diluted net loss per
  share...................................  $     (1.03)  $     (.99)  $    (1.22)
                                            ===========   ==========   ==========
Shares used in primary and fully diluted
  per share calculation...................   14,557,999    9,684,329    7,298,271
                                            ===========   ==========   ==========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 2000
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                            CLASS B                                      DEFICIT
                                                                          CONVERTIBLE                                  ACCUMULATED
                               PREFERRED STOCK        COMMON STOCK       COMMON STOCK     ADDITIONAL       OTHER       DURING THE
                              ------------------   ------------------   ---------------    PAID-IN     COMPREHENSIVE   DEVELOPMENT
                               SHARES     AMOUNT    SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL         LOSS           STAGE
                              ---------   ------   ---------   ------   ------   ------   ----------   -------------   -----------
Balance at October 22, 1992
  (inception)...............         --    $ --           --    $ --        --    $ --      $   --         $ --          $    --
Issuance of common stock at
  $.004 per share in
  November and December
  1992......................         --      --      896,062       1        --      --           4           --               --
Issuance of common stock at
  $.554 per share from
  January to June 1993 for
  services rendered.........         --      --       20,316      --        --      --          11           --               --
Issuance of common stock at
  $.004 to $.222 per share
  from November 1992 to
  March 1993 for cash.......         --      --    1,003,406       1        --      --          54           --               --
Issuance of Class B common
  stock at $.004 per share
  in December 1992 for
  cash......................         --      --           --      --    90,293      --           1           --               --
Issuance of Series A
  preferred stock at $4.43
  per share from March to
  June 1993 for cash (net of
  issuance costs of
  $410,900).................    678,865       1           --      --        --      --       2,595           --               --
Issuance of Series A
  preferred stock at $3.85
  per share in March 1993
  for cancellation of note
  payable and accrued
  interest..................     68,991      --           --      --        --      --         266           --               --
Issuance of common stock at
  $.004 per share in
  November 1993 pursuant to
  antidilution rights.......         --      --       22,869      --        --      --           1           --               --
Issuance of Series A
  preferred stock at $4.43
  per share from July to
  November 1993 for cash and
  receivable (net of
  issuance costs of
  $187,205).................    418,284      --           --      --        --      --       1,665           --               --
Issuance of Series B
  preferred stock at $5.54
  per share in March 1994
  for cash (net of issuance
  costs of $34,968).........    128,031      --           --      --        --      --         674           --               --
Issuance of Series C
  preferred stock at $4.87
  per share from July 1994
  to June 1995 for cash and
  receivables (net of
  issuance costs of
  $259,620).................    739,655       1           --      --        --      --       3,344           --               --
Issuance of Series C
  preferred stock at $4.87
  per share in June 1995 for
  cancellation of notes
  payable...................     35,500      --           --      --        --      --         173           --               --
Net loss and comprehensive
  loss from inception to
  June 30, 1995.............         --      --           --      --        --      --          --           --           (8,608)
                              ---------    ----    ---------    ----    ------    ----      ------         ----          -------
Balance at June 30, 1995....  2,069,326       2    1,942,653       2    90,293      --       8,788           --           (8,608)


                                  TOTAL
                              STOCKHOLDERS'
                                 EQUITY
                              -------------
Balance at October 22, 1992
  (inception)...............     $    --
Issuance of common stock at
  $.004 per share in
  November and December
  1992......................           5
Issuance of common stock at
  $.554 per share from
  January to June 1993 for
  services rendered.........          11
Issuance of common stock at
  $.004 to $.222 per share
  from November 1992 to
  March 1993 for cash.......          55
Issuance of Class B common
  stock at $.004 per share
  in December 1992 for
  cash......................           1
Issuance of Series A
  preferred stock at $4.43
  per share from March to
  June 1993 for cash (net of
  issuance costs of
  $410,900).................       2,596
Issuance of Series A
  preferred stock at $3.85
  per share in March 1993
  for cancellation of note
  payable and accrued
  interest..................         266
Issuance of common stock at
  $.004 per share in
  November 1993 pursuant to
  antidilution rights.......           1
Issuance of Series A
  preferred stock at $4.43
  per share from July to
  November 1993 for cash and
  receivable (net of
  issuance costs of
  $187,205).................       1,665
Issuance of Series B
  preferred stock at $5.54
  per share in March 1994
  for cash (net of issuance
  costs of $34,968).........         674
Issuance of Series C
  preferred stock at $4.87
  per share from July 1994
  to June 1995 for cash and
  receivables (net of
  issuance costs of
  $259,620).................       3,345
Issuance of Series C
  preferred stock at $4.87
  per share in June 1995 for
  cancellation of notes
  payable...................         173
Net loss and comprehensive
  loss from inception to
  June 30, 1995.............      (8,608)
                                 -------
Balance at June 30, 1995....         184

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 2000
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                           CLASS B                                       DEFICIT
                                                                         CONVERTIBLE                                   ACCUMULATED
                              PREFERRED STOCK        COMMON STOCK        COMMON STOCK     ADDITIONAL       OTHER       DURING THE
                            -------------------   ------------------   ----------------    PAID-IN     COMPREHENSIVE   DEVELOPMENT
                              SHARES     AMOUNT    SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL         LOSS           STAGE
                            ----------   ------   ---------   ------   -------   ------   ----------   -------------   -----------
Issuance of Series C
  preferred stock at $4.87
  per share in July 1995
  for cash (net of
  issuance costs of
  $26,000)................      41,042    $ --           --    $ --         --    $ --      $  174         $ --          $    --
Issuance of Series D
  preferred stock at $7.09
  per share from October
  1995 to February 1996
  for cash (net of
  issuance costs of
  $25,279)................     205,351      --           --      --         --      --       1,430           --               --
Issuance of Series D
  preferred stock at $7.09
  per share in March 1996
  in settlement of
  accounts payable........      22,574      --           --      --         --      --         160           --               --
Issuance of common stock
  at $.004 per share in
  March 1996 pursuant to
  antidilution rights.....          --      --       17,630      --         --      --           1           --               --
Issuance of stock options
  in February 1996 in
  settlement of certain
  accrued liabilities.....          --      --           --      --         --      --         137           --               --
Conversion of Class B
  common stock to common
  stock...................          --      --      231,304       1    (90,293)     --          (1)          --               --
Issuance of warrants to
  purchase common stock in
  connection with 1996
  bridge financing in
  March 1996..............          --      --           --      --         --      --         300           --               --
Conversion of preferred
  stock to common stock in
  May 1996................  (2,338,293)     (2)   2,355,753       2         --      --          (1)          --               --
Issuance of common stock
  at $8.00 per share in
  connection with the May
  1996 initial public
  offering (net of
  issuance costs of
  $798,414 and
  underwriting discount of
  $1,500,000).............          --      --    2,500,000       2         --      --      17,699           --               --
Proceeds from exercise of
  options in June 1996....          --      --        6,178      --         --      --           3           --               --
Repurchase of common
  stock...................          --      --      (18,325)     --         --      --          (1)          --               --
Deferred compensation.....          --      --           --      --         --      --         164           --               --
Amortization of deferred
  compensation............          --      --           --      --         --      --        (128)          --               --
Net loss and comprehensive
  loss....................          --      --           --      --         --      --          --           --           (4,097)
                            ----------    ----    ---------    ----    -------    ----      ------         ----          -------
Balance at June 30,
  1996....................          --      --    7,035,193       7         --      --      28,725           --          (12,705)


                                TOTAL
                            STOCKHOLDERS'
                               EQUITY
                            -------------
Issuance of Series C
  preferred stock at $4.87
  per share in July 1995
  for cash (net of
  issuance costs of
  $26,000)................     $   174
Issuance of Series D
  preferred stock at $7.09
  per share from October
  1995 to February 1996
  for cash (net of
  issuance costs of
  $25,279)................       1,430
Issuance of Series D
  preferred stock at $7.09
  per share in March 1996
  in settlement of
  accounts payable........         160
Issuance of common stock
  at $.004 per share in
  March 1996 pursuant to
  antidilution rights.....           1
Issuance of stock options
  in February 1996 in
  settlement of certain
  accrued liabilities.....         137
Conversion of Class B
  common stock to common
  stock...................          --
Issuance of warrants to
  purchase common stock in
  connection with 1996
  bridge financing in
  March 1996..............         300
Conversion of preferred
  stock to common stock in
  May 1996................          (1)
Issuance of common stock
  at $8.00 per share in
  connection with the May
  1996 initial public
  offering (net of
  issuance costs of
  $798,414 and
  underwriting discount of
  $1,500,000).............      17,701
Proceeds from exercise of
  options in June 1996....           3
Repurchase of common
  stock...................          (1)
Deferred compensation.....         164
Amortization of deferred
  compensation............        (128)
Net loss and comprehensive
  loss....................      (4,097)
                               -------
Balance at June 30,
  1996....................      16,027

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 2000
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                             CLASS B                                      DEFICIT
                                                                           CONVERTIBLE                                  ACCUMULATED
                                 PREFERRED STOCK      COMMON STOCK        COMMON STOCK     ADDITIONAL       OTHER       DURING THE
                                 ---------------   -------------------   ---------------    PAID-IN     COMPREHENSIVE   DEVELOPMENT
                                 SHARES   AMOUNT     SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL         LOSS           STAGE
                                 ------   ------   ----------   ------   ------   ------   ----------   -------------   -----------
Issuance of common stock at
  $8.00 per share in July 1996
  in connection with the
  exercise of underwriters'
  over-allotment option (net of
  underwriting discount of
  $150,000)....................    --      $ --       250,000    $ --      --      $ --     $ 1,850         $ --         $     --
Proceeds from exercise of
  options......................    --        --         3,387      --      --        --           1           --               --
Amortization of deferred
  compensation.................    --        --            --      --      --        --          41           --               --
Net loss and comprehensive
  loss.........................    --        --            --      --      --        --          --           --           (5,578)
                                   --      ----    ----------    ----      --      ----     -------         ----         --------
Balance at June 30, 1997.......    --        --     7,288,580       7      --        --      30,617           --          (18,283)
Proceeds from exercise of
  options......................    --        --        17,278      --      --        --          10           --               --
Amortization of deferred
  compensation.................    --        --            --      --      --        --          41           --               --
Options granted for services...    --        --            --      --      --        --          68           --               --
Net loss and comprehensive
  loss.........................    --        --            --      --      --        --          --           --           (8,877)
                                   --      ----    ----------    ----      --      ----     -------         ----         --------
Balance at June 30, 1998.......    --        --     7,305,858       7      --        --      30,736           --          (27,160)
Proceeds from exercise of
  options......................    --        --       181,045      --      --        --         222           --               --
Amortization of deferred
  compensation.................    --        --            --      --      --        --          41           --               --
Issuance of common stock at
  $2.25 -- $2.94 per share and
  warrants in August to
  September 1998 in connection
  with a Private Placement (net
  of issuance cost of
  $233,584)....................    --        --     1,306,505       1      --        --       2,734           --               --
Issuance of common stock at
  $3.81 -- $4.88 per share and
  warrants in December 1998 in
  connection with a Private
  Placement (net of issuance
  cost of $438,183)............    --        --     1,367,280       2      --        --       5,195           --               --
Issuance of common stock at
  $5.50 -- $6.00 per share and
  warrants in February to April
  1999 in connection with a
  Private Placement (net of
  issuance cost of
  $1,033,225)..................    --        --     2,198,210       2      --        --      12,154           --               --
Net loss and comprehensive
  loss.........................    --        --            --      --      --        --          --           --           (9,611)
                                   --      ----    ----------    ----      --      ----     -------         ----         --------
Balance at June 30, 1999.......    --        --    12,358,898      12      --        --      51,082           --          (36,771)


                                     TOTAL
                                 STOCKHOLDERS'
                                    EQUITY
                                 -------------
Issuance of common stock at
  $8.00 per share in July 1996
  in connection with the
  exercise of underwriters'
  over-allotment option (net of
  underwriting discount of
  $150,000)....................     $ 1,850
Proceeds from exercise of
  options......................           1
Amortization of deferred
  compensation.................          41
Net loss and comprehensive
  loss.........................      (5,578)
                                    -------
Balance at June 30, 1997.......      12,341
Proceeds from exercise of
  options......................          10
Amortization of deferred
  compensation.................          41
Options granted for services...          68
Net loss and comprehensive
  loss.........................      (8,877)
                                    -------
Balance at June 30, 1998.......       3,583
Proceeds from exercise of
  options......................         222
Amortization of deferred
  compensation.................          41
Issuance of common stock at
  $2.25 -- $2.94 per share and
  warrants in August to
  September 1998 in connection
  with a Private Placement (net
  of issuance cost of
  $233,584)....................       2,735
Issuance of common stock at
  $3.81 -- $4.88 per share and
  warrants in December 1998 in
  connection with a Private
  Placement (net of issuance
  cost of $438,183)............       5,197
Issuance of common stock at
  $5.50 -- $6.00 per share and
  warrants in February to April
  1999 in connection with a
  Private Placement (net of
  issuance cost of
  $1,033,225)..................      12,156
Net loss and comprehensive
  loss.........................      (9,611)
                                    -------
Balance at June 30, 1999.......      14,323

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 2000
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                             CLASS B                                      DEFICIT
                                                                           CONVERTIBLE                                  ACCUMULATED
                                 PREFERRED STOCK      COMMON STOCK        COMMON STOCK     ADDITIONAL       OTHER       DURING THE
                                 ---------------   -------------------   ---------------    PAID-IN     COMPREHENSIVE   DEVELOPMENT
                                 SHARES   AMOUNT     SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL         LOSS           STAGE
                                 ------   ------   ----------   ------   ------   ------   ----------   -------------   -----------
Proceeds from exercise of
  options......................    --      $ --       440,259    $ 1       --      $ --     $  1,533        $ --         $     --
Proceeds from exercise of
  warrants.....................    --        --     1,017,215      1       --        --        8,427          --               --
Amortization of deferred
  compensation.................    --        --            --     --       --        --            5          --               --
Options granted for services...    --        --            --     --       --        --           89          --               --
Warrants granted for patent
  licenses.....................    --        --            --     --       --        --        3,182          --               --
Warrants granted for building
  lease........................    --        --            --     --       --        --        1,738          --               --
Issuance of common stock at
  $16.19 to $25.56 per share
  and warrants in October and
  November 1999 in connection
  with a Private Placement (net
  of issuance cost of
  $2,804,255)..................    --        --     2,033,895      2       --        --       37,220          --               --
Issuance of common stock at
  $26.00 per share and warrants
  in April and May 2000 in
  connection with a Public
  Offering (net of issuance
  cost of $2,288,966)..........    --        --     1,150,000      1       --        --       27,610          --               --
Comprehensive loss:
  Net loss.....................    --        --            --     --       --        --           --          --          (15,039)
  Net unrealized loss on
    securities
    available-for-sale.........    --        --            --     --       --        --           --         (80)              --
                                   --      ----    ----------    ---       --      ----     --------        ----         --------
Comprehensive loss.............
                                   --      ----    ----------    ---       --      ----     --------        ----         --------
Balance at June 30, 2000.......    --      $ --    17,000,267    $17       --      $ --     $130,886        $(80)        $(51,810)
                                   ==      ====    ==========    ===       ==      ====     ========        ====         ========


                                     TOTAL
                                 STOCKHOLDERS'
                                    EQUITY
                                 -------------
Proceeds from exercise of
  options......................    $  1,534
Proceeds from exercise of
  warrants.....................       8,428
Amortization of deferred
  compensation.................           5
Options granted for services...          89
Warrants granted for patent
  licenses.....................       3,182
Warrants granted for building
  lease........................       1,738
Issuance of common stock at
  $16.19 to $25.56 per share
  and warrants in October and
  November 1999 in connection
  with a Private Placement (net
  of issuance cost of
  $2,804,255)..................      37,222
Issuance of common stock at
  $26.00 per share and warrants
  in April and May 2000 in
  connection with a Public
  Offering (net of issuance
  cost of $2,288,966)..........      27,611
Comprehensive loss:
  Net loss.....................     (15,039)
  Net unrealized loss on
    securities
    available-for-sale.........         (80)
                                   --------
Comprehensive loss.............     (15,119)
                                   --------
Balance at June 30, 2000.......    $ 79,013
                                   ========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                PERIOD FROM
                                                                                                OCTOBER 22,
                                                                                                   1992
                                                                   YEAR ENDED JUNE 30,          (INCEPTION)
                                                              ------------------------------      THROUGH
                                                                2000        1999      1998     JUNE 30, 2000
                                                              ---------   --------   -------   -------------
OPERATING ACTIVITIES
Net loss....................................................  $ (15,039)  $ (9,611)  $(8,877)    $ (51,810)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................        394        473       678         3,221
  Amortization of deferred compensation.....................          5         41        41           164
  Amortization of warrants issued in connection with the
    extension of the building lease.........................         72         --        --            72
  Write-off of organization costs...........................         --         --        --           146
  Noncash interest expense..................................         --         --        --           510
  Common stock, warrants, and stock options issued for
    services................................................         89         --        68           168
  Warrants issued for patent license........................      3,182         --        --         3,182
  Changes in operating assets and liabilities:
    Other current receivables...............................       (755)      (185)       --          (940)
    Prepaids, deposits and other assets.....................       (636)        94       (91)         (704)
    Accounts payable, other accrued liabilities and accrued
     compensation and related expenses......................        988         84        28         2,335
                                                              ---------   --------   -------     ---------
Net cash used in operating activities.......................    (11,700)    (9,104)   (8,153)      (43,656)

INVESTING ACTIVITIES
Purchases of property and equipment and construction in
  progress..................................................     (3,369)      (164)     (387)       (6,949)
Organization costs..........................................         --         --        --          (219)
Purchases of marketable securities..........................   (150,233)   (35,263)   (7,405)     (223,765)
Maturities of marketable securities.........................     97,497     26,524    13,840       159,094
                                                              ---------   --------   -------     ---------
Net cash (used in) provided by investing activities.........    (56,105)    (8,903)    6,048       (71,839)

FINANCING ACTIVITIES
Proceeds from notes payable.................................      4,000         --        --         6,133
Repayment of notes payable..................................         --         --        --        (1,710)
Proceeds from 1996 bridge financing.........................         --         --        --         1,937
Payment of bridge financing costs...........................         --         --        --          (194)
Repayment of 1996 bridge financing..........................         --         --        --        (1,937)
Payments on capital lease obligations.......................       (572)      (638)     (522)       (1,917)
Proceeds from sale-leaseback of equipment...................         --         --       490         1,927
Proceeds from issuance of preferred stock, net of issuance
  costs.....................................................         --         --        --         9,885
Proceeds from warrants and options exercised................      9,962        222        10        10,198
Proceeds from issuance of common stock, net of issuance
  costs and repurchases.....................................     64,831     20,088        --       104,533
                                                              ---------   --------   -------     ---------
Net cash provided by (used in) financing activities.........     78,221     19,672       (22)      128,855
Net increase (decrease) in cash and cash equivalents........  $  10,416   $  1,665   $(2,127)    $  13,360
Cash and cash equivalents, beginning of period..............      2,945      1,280     3,407            --
                                                              ---------   --------   -------     ---------
Cash and cash equivalents, end of period....................  $  13,360   $  2,945   $ 1,280     $  13,360
                                                              =========   ========   =======     =========
SUPPLEMENTAL DISCLOSURE
Issuance of preferred stock for cancellation of accounts
  payable, notes payable and accrued interest...............  $      --   $     --   $    --     $     499
Issuance of stock options for repayment of certain accrued
  liabilities...............................................  $      --   $     --   $    --     $     137
Issuance of warrants in connection with bridge financing....  $      --   $     --   $    --     $     300
Issuance of warrants in connection with building lease......  $   1,738   $     --   $    --     $   1,738
Deferred compensation related to stock option grants........  $      --   $     --   $    --     $     164
Purchase of property and equipment under capital lease
  financing.................................................  $      --   $     --   $    --     $     226
Cash paid for interest......................................  $     129   $    178   $   222     $     766

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

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash, Cash Equivalents, and Marketable Securities

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities consist principally of available-for-sale government and corporate debt securities with a minimum short-term rating of A1/P1 and a minimum long-term rating of A and with maturities of less than one year. All marketable debt and equity securities are classified as available-for-sale, and unrealized gains and losses are recorded in other comprehensive income. Total cash, cash equivalents, and marketable securities, at amounts that approximate fair value, are as follows (in thousands):

                                                                JUNE 30,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Cash and cash equivalents................................  $13,361    $ 2,945
Corporate debt securities................................   58,171      7,437
Federal Home Loan Mortgage Obligations...................    2,487      2,499
U.S. Treasury Notes......................................    3,934      2,000
                                                           -------    -------
                                                           $77,953    $14,881
                                                           =======    =======

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

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  Grant Revenue

     The Company received reimbursements under a grant for research related activities from the National Institutes of Health. The Company records revenue as the grantor reimburses expenditures.

  Stock-Based Compensation

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock based compensation. The Company issues employee stock options equal to the market price of the underlying stock on the date of the option grant. As a result, no compensation expense is recognized. Additional disclosures required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), are included in Note 5.

  Comprehensive Loss

     Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities. Comprehensive loss is shown in the statement of stockholders' equity.

  Research and Development Costs

     Research and development expenses consist of costs incurred for independent and collaborative research and development. These costs include direct costs and research-related overhead expenses and are charged to expense as incurred.

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

  Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated un-discounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through June 30, 2000, there have been no such losses.

  Reclassifications

     We have reclassified certain prior year amounts to conform to the current year's presentation.

  Recent Accounting Principles

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no significant impact on the Company's revenue recognition policy or results of operations.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." This Interpretation clarifies the definition of employee for purposes of applying APB 25 and provides the accounting consequences of various modifications to the terms of a previously fixed stock option or award. This Interpretation is effective July 1, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial statements.

 2. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                JUNE 30,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Leasehold improvements...................................  $ 1,613    $ 1,601
Laboratory equipment.....................................    1,771      1,854
Furniture and fixtures...................................      618        344
                                                           -------    -------
                                                             4,002      3,799
Less accumulated depreciation and amortization...........   (2,934)    (2,749)
                                                           -------    -------
                                                             1,068      1,050
Construction in progress.................................    2,957         --
                                                           -------    -------
Property and equipment, net..............................  $ 4,025    $ 1,050
                                                           =======    =======

     Property and equipment includes approximately $2,209,000 under capital lease obligations at June 30, 2000 and 1999. Accumulated amortization of assets under capital leases was $1,973,000 and $1,622,000 at June 30, 2000 and 1999, respectively.

 3. LONG-TERM OBLIGATION

     The Company entered into a financing arrangement for construction related activities. Under this arrangement, the Company may borrow up to $10 million through June 1, 2003. Amounts borrowed under this arrangement bear interest at the London Inter-Bank Offered Rate plus 1.5% on the date of each draw-down and reset every three months. The interest rate on this long-term obligation was 8.4% at June 30, 2000. The outstanding long-term obligation is secured by the Company's portfolio of marketable securities. As of June 30, 2000, the Company has drawn $4 million from the line of credit. Payments of interest only are due monthly through 2003, at which time a balloon payment of outstanding principle is due.

 4. STOCKHOLDERS' EQUITY

  Common Stock

     During August through September 1998, the Company issued 1,306,505 shares of common stock at $2.25 to $2.94 per share to selected institutional investors. The offering was completed through a private placement. As part of the transaction, warrants were issued to purchase 261,301 shares of the Company's common stock at a price of $2.81 to $3.68 per share. The warrants were issued with an exercise price of 125% of the fair market value of the underlying stock on the corresponding closing day and carry a five-year term. After deducting commissions and fees from the gross proceeds of $2,969,000, net proceeds from this transaction approximated $2,735,000.

     In December 1998, the Company issued 1,367,280 shares of common stock at $3.81 to $4.88 per share, to selected institutional investors. The offering was completed through a private placement. As part of this transaction, warrants were issued to purchase 273,456 shares of the Company's common stock at a price ranging from $4.77 to $6.10 per share. The warrants were issued with an exercise price of 125% of the fair

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

market value of the underlying stock on the corresponding closing day and carry a five-year term. After deducting commissions and fees from the gross proceeds of $5,635,000, net proceeds from this transaction approximated $5,197,000.

     During February through April 1999, the Company issued 2,198,210 shares of common stock at $5.50 to $6.00 per share, to selected institutional investors. The offering was completed through a private placement. As part of this transaction, warrants were issued to purchase 439,642 shares of the Company's common stock at a price of $6.88 to $7.50. The warrants were issued with an exercise price of 125% of the fair market value of the underlying stock on the corresponding closing day and carry a five-year term. After deducting commissions and fees from the gross proceeds of $13,189,000, net proceeds from this transaction approximated $12,156,000.

     During October through November 1999, the Company issued 2,033,895 shares of common stock at $16.19 to $25.56 per share, to selected institutional investors. The offering was completed through a private placement. As part of this transaction, warrants were issued to purchase 406,779 shares of the Company's common stock at a price of $20.24 to $31.95. The warrants were issued with an exercise price of 125% of the fair market value of the underlying stock on each corresponding closing day and carry a five-year term. After deducting commissions and fees from the gross proceeds of $40,028,000, net proceeds from this transaction approximated $37,224,000.

     In March 2000, the Company issued a warrant to purchase 40,000 shares of its common stock as partial consideration for the extension of the Company's building lease. The fair value of the warrant at the date of issuance approximated $1,738,400 and is recorded as an asset in deposits and other long-term assets in the financial statements and is being amortized over the life of the lease extension. This warrant was issued with an exercise price of the fair market value of the underlying stock at the time of issuance, and carries a five-year term.

     Also, in March 2000, the Company issued a warrant to purchase 50,000 shares of its common stock as partial consideration for the acquisition of certain patent licenses used in its research and development activities. The fair value of the warrant approximated $3,182,000 and was fully expensed. This warrant was issued with an exercise price of the fair market value of the underlying stock at the time of issuance, and carries a five-year term.

     During April and May 2000, the Company issued 1,150,000 shares of its common stock at $26 per share through a public offering. After deducting commissions and fees from the gross proceeds of $29,900,000, net proceeds from this transaction totaled $27,611,000.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     At June 30, 2000, the Company had outstanding warrants to purchase shares of common stock as follows:

 NUMBER                                    EXPIRATION
OF SHARES   EXERCISE PRICE    ISSUE DATE      DATE
---------   ---------------   ----------   -----------
13,324...        $5.36           1995         2005
45,000...        $6.40           1996         2001
8,414....        $7.04           1996         2001
4,514....        $7.09           1995         2005
204,254..    $2.81 - $3.68       1998         2003
224,706..    $4.77 - $6.10       1998         2003
594,993..    $6.88 - $7.50       1999         2004
289,711..   $17.81 - $20.63      1999         2004
119,889..   $24.61 - $27.96      1999         2004
18,561...   $28.12 - $31.95      1999         2004
40,000...       $56.00           2000         2005
50,000...       $82.00           2000         2005
---------
1,613,366.. $2.81 - $82.00                 2001 - 2005
=========

SHARES RESERVED FOR FUTURE ISSUANCE

     The Company has reserved shares of common stock for future issuance as follows:

                                                              JUNE 30,
                                                                2000
                                                              ---------
Stock options outstanding...................................  2,355,313
Stock options, available for grant..........................  4,872,343
Warrants to purchase common stock...........................  1,613,366
Shares available for Employee Stock Purchase Plan...........    360,000

 5. STOCK OPTION PLANS

     Under the 1993 Stock Option Plan (the "1993 Plan"), incentive and nonqualified stock options may be granted to key employees, directors and consultants of the Company to purchase up to 338,600 shares of common stock. Under the 1993 Plan, options could be granted at a price per share not less than the fair market value at the date of grant. In March 1996 the Board determined to grant no further options under the 1993 Plan and adopted the 1996 Equity Incentive Plan.

     The 1996 Equity Incentive Plan ("1996 Plan") provides for grants of incentive nonqualified stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights to employees, directors and consultants of the Company to purchase up to 600,000 shares of common stock. The 1996 Plan was later amended and approved by stockholders to increase the number of shares available for grant to 1,300,000 in November 1997 and again to 1,900,000 in November 1999. Under the 1996 Plan, options may be granted at a price per share not less than the fair market value at the date of grant. Options granted generally have a maximum term of 10 years from the grant date and become exercisable over 4 years.

     In June 2000, the Board of Directors adopted the 2000 Equity Incentive Plan ("2000 Plan") which provides for grants of nonqualified stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights to employees, directors and consultants of the Company to purchase up to 5,000,000 shares of common stock. Under the 2000 Plan, options may be granted at a price per share not less than the fair

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

market value at the date of grant. Options granted generally have a maximum term of 10 years from the grant date and become exercisable over 4 years.

     Option activity under the 1993, 1996 and 2000 Plans was as follows:

                                                          OUTSTANDING OPTIONS
                                                      ---------------------------
                                                                     WEIGHTED-
                                                                      AVERAGE
                                                      NUMBER OF    EXERCISE PRICE
                                                       SHARES        PER SHARE
                                                      ---------    --------------
Outstanding at July 1, 1997.........................    826,872        $ 1.94
  Granted...........................................    234,025          2.84
  Canceled..........................................    (74,456)         3.23
  Exercised.........................................    (17,278)          .60
                                                      ---------
Outstanding at June 30, 1998........................    969,163          2.05
  Granted...........................................    746,751          4.90
  Canceled..........................................   (281,805)         3.29
  Exercised.........................................   (181,045)         1.22
                                                      ---------
Outstanding at June 30, 1999........................  1,253,064          3.29
  Granted...........................................    957,844         32.26
  Canceled..........................................    (39,305)         4.16
  Exercised.........................................   (419,038)         3.44
                                                      ---------
Outstanding at June 30, 2000........................  1,752,565        $19.65
                                                      =========

     In July 1995, the Company granted a member of its Board of Directors an option to purchase 515,248 shares of common stock at $0.49 per share, exercisable for 10 years from the date of grant. The shares vest in equal monthly installments over 36 months. The shares issuable upon exercise of such options may be issued prior to vesting but such shares are subject to repurchase at the original price per share upon termination of services to the Company. Such grant was made outside of the 1993 and 1996 Plans.

     The Company has reserved 200,000 shares of common stock for issuance under the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for automatic grants of options to purchase shares of common stock to non-employee directors of the Company. As of June 30, 2000, options to purchase 107,500 shares of common stock at $2.00 - $22.375 per share, exercisable for 10 years from the date of grant, have been granted under the Directors' Plan. At June 30, 2000, a total of 20,000 options that were granted under the Directors' Plan had been exercised.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes information with regard to total stock options outstanding under all stock option plans at June 30, 2000:

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                    -----------------------------------   ---------------------
                                 WEIGHTED-
                                  AVERAGE     WEIGHTED-               WEIGHTED-
                                 REMAINING     AVERAGE                 AVERAGE
RANGE OF EXERCISE    NUMBER     CONTRACTUAL   EXERCISE     NUMBER     EXERCISE
     PRICES         OF SHARES      LIFE         PRICE     OF SHARES     PRICE
-----------------   ---------   -----------   ---------   ---------   ---------
$  .44 - $  .49..     528,792      5.06        $  .49      528,792     $  .49
   .71 -   3.50..     284,944      7.54          2.62      135,193       2.48
  3.63 -   6.00..     430,881      8.12          5.20      165,740       4.92
  6.19 -  15.50..     199,102      8.79          7.35       33,286       6.99
 17.50 -  29.00..     373,594      9.77         27.54        7,779      22.87
 31.00 -  38.88..     502,000      9.92         37.33        3,030      34.76
$39.25 -  56.00..      36,000      9.66         47.77        1,967      48.98
                    ---------                              -------
                    2,355,313      8.09         15.05      875,787       2.31
                    =========                              =======

     At June 30, 2000, 172,843, 92,500 and 4,607,000 options were available for future grant under the 1996 Plan, the Director Plan and the 2000 Plan, respectively.

     The weighted-average grant-date fair value of options granted during fiscal 2000, 1999 and 1998 was $32.03, $4.88 and $2.75, respectively.

     The Company uses the Black-Scholes option pricing model to calculate the fair value of these options for 2000, 1999 and 1998 with the following assumptions:

                                                      YEAR ENDED JUNE 30,
                                                   --------------------------
                                                    2000      1999      1998
                                                   ------    ------    ------
Expected volatility..............................  2.5884    2.9242    3.3917
Risk free interest rate..........................    6.50%     5.00%     5.51%
Life of options in years.........................       5         5         5
Expected dividend yield..........................      --        --        --

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The pro forma net loss and pro forma basic and diluted net loss per common share using the assumptions noted above are as follows:

                                                     YEAR ENDED JUNE 30,
                                               -------------------------------
                                                 2000        1999       1998
                                               --------    --------    -------
Net loss -- as reported......................  $(15,039)   $ (9,611)   $(8,877)
Net loss -- pro forma........................   (17,245)    (10,374)    (9,460)
Net loss per share basic and diluted -- as
  reported...................................     (1.03)       (.99)     (1.22)
Net loss per share basic and diluted -- pro
  forma......................................     (1.18)      (1.07)     (1.30)

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

     In September 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("Purchase Plan"). A total of 360,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of June 30, 2000, there have been no employee contributions to the Purchase Plan.

 6. RELATED PARTY TRANSACTIONS

     In fiscal 1999, the Company paid an entity managed by a Board member $173,000 related to commissions and fund raising services provided by the entity in relation to Avigen's private placements.

 7. COMMITMENTS

     The Company leases its facility under multiple noncancelable operating lease agreements, which together, provide for the lease of the facility through May 2008. The Company has also entered into a capital lease for property and equipment. Future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

                                                            CAPITAL    OPERATING
                                                            LEASES       LEASE
                                                            -------    ---------
Year ending June 30:
2001......................................................   $269       $  738
2002......................................................                 761
2003......................................................                 700
2004......................................................                 871
2005......................................................                 914
Thereafter................................................               3,026
                                                             ----       ------
          Total minimum lease payments....................    269       $7,010
                                                                        ======
Less amount representing interest.........................    (32)
                                                             ----
Present value of minimum lease payments...................   $237
                                                             ====

     Rent expense for fiscal 2000, 1999, and 1998 was $551,000, $390,000, and
$425,000, respectively.

 8. INCOME TAXES

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                               JUNE 30,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Net operating loss carryforward........................  $ 16,552    $ 11,930
Research and development credit carryforwards..........     1,743       1,296
Capitalized research and development...................     1,887       1,417
Capitalized patents....................................     1,947          --
Other..................................................       691         798
                                                         --------    --------
Gross deferred tax assets..............................    22,820      15,441
Valuation allowance....................................   (22,820)    (15,441)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     Due to the Company's history of losses, a valuation allowance has been provided against the full amount of deferred tax assets.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The valuation allowance increased by $7,379,000, $4,053,000, and $3,959,000 for fiscal 2000, 1999, and 1998, respectively.

     At June 30, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $46,000,000 and $13,000,000, respectively, which expire in fiscal years ended June 30, 2001 through June 30, 2020. At June 30, 2000, the Company has research and development credit carryforwards for federal tax purposes of approximately $1,290,000, which expire in fiscal years ended June 30, 2009 through June 30, 2020.

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

 9. EMPLOYEE PROFIT SHARING/401(K) PLAN

     In January 1996, the Company adopted a Tax Deferred Savings Plan under
Section 401(k) of the Internal Revenue Code (the "Plan") for all full-time employees. Eligible employees can contribute amounts to the Plan via payroll withholding, subject to certain limitations. The Company's contributions to the Plan are discretionary. The Company has made no contributions to the Plan through June 30, 2000.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                        DESCRIPTION OF DOCUMENT
-----------                     -----------------------
 3.1(1)       Amended and Restated Certificate of Incorporation
 3.2(1)       Restated Bylaws of the Registrant
 4.1(1)       Specimen Common Stock Certificate
10.2(1,2)     1993 Stock Option Plan
10.3(2,3)     1996 Equity Incentive Plan, as amended
10.4(3)       Form of Common Stock and Warrant Purchase Agreement, dated
              October 29, 1999
10.4.1(1,2)   Form of Incentive Stock Option Grant for 1996 Equity
              Incentive Plan
10.5(1,2)     Form of Nonstatutory Stock Option Grant for 1996 Equity
              Incentive Plan
10.6(2)       1996 Non-Employee Director Stock Option Plan, as amended
10.7(2,4)     1997 Employee Stock Purchase Plan
10.8(1,2)     Form of Indemnification Agreement between the Registrant and its directors and executive officers
10.9(1)       Form of Common Stock Warrant
10.10(2,5)    2000 Equity Incentive Plan
10.11(2)      Form of Nonstatutory Stock Option Grant for 2000 Equity
              Incentive Plan
10.12(1)      Form of Series C Preferred Stock Warrant
10.19(1)      Form of Bridge Warrant
10.20(1)      License Agreement between the Registrant and Research
              Corporation Technologies, Inc., dated May 15, 1992, as
              amended as of March 21, 1996 and April 26, 1996
10.21(1)      License Agreement between the Registrant and The Johns
              Hopkins University, dated November 23, 1993, as amended as of March 21, 1996
10.22(1)      License Agreement between the Registrant and The University of Manitoba, dated February 2, 1994
10.27(1,2)    Employment Agreement dated August 10, 1992, between Avigen and John Monahan.
10.29(2,6)    Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.
10.32(6)      Revolving line of credit signed November 22, 1996 with Wells
              Fargo Bank
10.32.1       Amendment No. 1 to Revolving line of credit signed June 1,
              2000 with Wells Fargo Bank
10.33(6)      Equipment lease dated May 22, 1997 with Transamerica
              Business Credit Corporation
10.34(7)      Common Stock and Warrant Purchase Agreement by and among
              Avigen and certain Purchasers listed on the Schedule of
              Purchasers attached thereto.
10.35(8)      Amendment to Common Stock and Warrant Purchase Agreement by
              and among Avigen and certain Purchasers thereunder dated as of September 25, 1998.
10.36(2,8)    Management Transition Plan
10.36.1(9)    Form of Common Stock and Warrant Purchase Agreement, dated
              October 30, 1998.
10.37(10)     Form of Common Stock and Warrant Purchase Agreement Date
              February 16, 1999.
10.38(4,11)   Factor IX patent and know-how exclusive license agreement
              between the Childrens Hospital of Philadelphia and Avigen, dated May 20, 1999.
10.39(11,12)  License Agreement between Avigen and the University of
              Florida Research Foundation, Inc., dated November 13, 1992, and its First Amendment, dated March 25, 1996.

  EXHIBIT
  NUMBER                        DESCRIPTION OF DOCUMENT
-----------                     -----------------------
10.40(11,13)  License Agreement, dated March 3, 2000, by and between BTG
              International Ltd., a British corporation and Avigen, Inc.
10.41(13)     Property Lease Agreement between ARE-1201 Harbor Bay, LLC
              and Avigen, Inc., dated February 29, 2000
10.42(13)     Property Sublease between Lucent Technologies, Inc. and
              Avigen, Inc., dated February 1, 2000
23.1          Consent of Ernst & Young LLP, Independent Auditors
24.1          Power of Attorney (Reference to the signature page herein)
27.1          Financial Data Schedule

---------------
 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

 (2) Management Contract or Compensation Plan.

 (3) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Quarterly Report on Form 10-Q for the quarter year ended December 31, 1999, as filed with the SEC.

 (4) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the SEC.

 (5) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Registration Statement on Form S-8 (Registration No. 333-42210) filed with the SEC on July 25, 2000.

 (6) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC.

 (7) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Annual Report on Form 10-K for the year ended June 30, 1998, as filed with the SEC.

 (8) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Quarterly Report on Form 10-Q for the quarter year ended September 30, 1998, as filed with the SEC.

 (9) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Quarterly Report on Form 10-Q for the quarter year ended December 31, 1998.

(10) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Quarterly Report on Form 10-Q for the quarter year ended March 31, 1999, as filed with the SEC.

(11) Confidential treatment has been requested for a portion of this exhibit.

(12) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Annual Report on Form 10-K/A for the year ended June 30, 1999, as filed with the SEC on February 11, 2000.

(13) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Quarterly Report on Form 10-Q for the quarter year ended March 31, 2000, as filed with the SEC.