Form 10-Q
period 2000-09-30
AVIGEN INC \DE
filed 2000-11-09
CIK 932903

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes [X]  No [ ]

     As of October 31, 2000, 17,073,537 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AVIGEN, INC.

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION

Item 1.   Condensed Balance Sheets
            September 30, 2000 and June 30, 2000......................   1
          Condensed Statements of Operations
            Three months ended September 30, 2000 and 1999 and for the period from October 22, 1992 (inception) through September
            30, 2000..................................................   2
          Condensed Statements of Cash Flows
            Three months ended September 30, 2000 and 1999 and for the period from October 22, 1992 (inception) through September
            30, 2000..................................................   3
          Notes to Condensed Financial Statements.....................   4
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   5
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   7

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   8
Item 2.   Changes in Securities and Use of Proceeds...................   8
Item 3.   Defaults upon Senior Securities.............................   8
Item 4.   Submission of Matters to a Vote of Security Holders.........   8
Item 5.   Other Information...........................................   8
Item 6.   Exhibits and Reports on Form 8-K............................   8
Signatures............................................................   9

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    JUNE 30,
                                                                  2000           2000
                                                              -------------    --------
                                                               (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................    $  1,199       $ 13,361
  Investment in marketable securities.......................      72,167         64,592
  Other current receivable..................................       1,631            940
                                                                --------       --------
          Total current assets..............................      74,997         78,893
Property and equipment, net.................................       6,372          4,025
Deposits and other assets...................................       2,236          2,369
                                                                --------       --------
          Total assets......................................    $ 83,605       $ 85,287
                                                                ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and other accrued liabilities............    $  1,344       $  1,656
  Accrued compensation and related expenses.................         579            268
  Current portion of capital lease obligations..............          61            237
                                                                --------       --------
          Total current liabilities.........................       1,984          2,161
  Long-term obligation......................................       5,104          4,113
Stockholders' equity:
  Common Stock, $.001 par value, 30,000,000 shares
     authorized, 17,064,096 shares issued and outstanding at
     September 30, 2000, 17,000,267 shares issued and
     outstanding at June 30, 2000...........................          17             17
  Additional paid-in capital................................     131,367        130,886
  Other comprehensive loss..................................          (5)           (80)
  Deficit accumulated during the development stage..........     (54,862)       (51,810)
                                                                --------       --------
          Total stockholders' equity........................      76,517         79,013
                                                                --------       --------
          Total liabilities and stockholders' equity........    $ 83,605       $ 85,287
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

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                     PERIOD FROM
                                                                                     OCTOBER 22,
                                                                                        1992
                                                          THREE MONTHS ENDED         (INCEPTION)
                                                             SEPTEMBER 30              THROUGH
                                                      --------------------------    SEPTEMBER 30,
                                                         2000           1999            2000
                                                      -----------    -----------    -------------
Grant/other revenue.................................  $        30    $        --      $    636
Expenses:
  Research and development..........................        2,825          1,523        35,866
  General and administrative........................        1,468            910        19,028
  In-license fees...................................           --             --         5,034
                                                      -----------    -----------      --------
          Total expenses............................        4,293          2,433        59,928
                                                      -----------    -----------      --------
Loss from operations................................       (4,263)        (2,433)      (59,292)
Interest expense....................................          (35)           (28)       (1,294)
Interest income, net................................        1,246             94         5,724
                                                      -----------    -----------      --------
Net loss............................................  $    (3,052)   $    (2,367)     $(54,862)
                                                      ===========    ===========      ========
Basic and diluted net loss per share................  $     (0.18)   $     (0.19)
                                                      ===========    ===========
Shares used in calculation of basic and diluted net
  loss per share....................................   17,030,522     12,373,477
                                                      ===========    ===========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   PERIOD FROM
                                                          THREE MONTHS ENDED     OCTOBER 22, 1992
                                                             SEPTEMBER 30,         (INCEPTION)
                                                          -------------------        THROUGH
                                                            2000       1999     SEPTEMBER 30, 2000
                                                          --------    -------   ------------------
OPERATING ACTIVITIES
Net loss..............................................    $ (3,052)   $(2,367)      $ (54,862)
Adjustments to reconcile net loss to net cash used in
  operating activities
     Depreciation and amortization....................         139        103           3,360
     Amortization of deferred compensation............          --          5             164
     Amortization of warrants issued in connection
       with building lease............................          62         --             134
     Write-off of organization costs..................          --         --             146
     Noncash interest expense.........................          --         --             510
     Common stock, warrants, and stock options issued
       for services...................................         133         --             301
     Warrants issued for patent license...............          --         --           3,182
Changes in operating assets and liabilities:
     Other current receivables........................        (691)       160          (1,631)
     Prepaids, deposits and other assets..............          72        (55)           (632)
     Accounts payable, other accrued liabilities and
       accrued compensation and related expenses......         (11)      (106)          2,324
                                                          --------    -------       ---------
Net cash used in operating activities.................      (3,348)    (2,260)        (47,004)
INVESTING ACTIVITIES
Purchases of property and equipment and construction
  in progress.........................................      (2,485)      (128)         (9,653)
Purchase of marketable securities.....................     (12,476)        --        (236,241)
Sale and maturity of marketable securities............       4,976      1,944         164,070
                                                          --------    -------       ---------
Net cash used in investing activities.................      (9,985)    (1,816)        (81,824)
FINANCING ACTIVITIES
Proceeds from notes payable...........................       1,000         --           7,133
Payments on capital lease obligations.................        (176)      (173)         (2,093)
Proceeds from warrants and options exercised..........         347        418          10,546
Proceeds from issuance of common stock, net of
  issuance costs and repurchases......................          --         --         104,533
Other financing activities............................          --         --           9,908
                                                          --------    -------       ---------
Net cash provided by financing activities.............       1,171        245         130,027
Net (decrease) increase in cash and cash
  equivalents.........................................     (12,162)      (199)          1,199
Cash and cash equivalents, beginning of period........      13,361      2,945              --
                                                          --------    -------       ---------
Cash and cash equivalents, end of period..............    $  1,199    $ 2,746       $   1,199
                                                          --------    -------       ---------
SUPPLEMENTAL DISCLOSURE
Issuance of warrants in connection with building lease
  extension...........................................    $     --    $    --       $   1,738

                             See accompanying notes

                                  AVIGEN, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

 1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc., hereafter referred to as the "Company", considers necessary for a fair presentation of its financial position as of September 30, 2000 and its results of operations and cash flows for the three months ended September 30, 2000 and 1999. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000, filed with the Securities and Exchange Commission.

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

 3. COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and unrealized holding gains on available-for-sale securities.

                                                               QUARTER ENDING
                                                               SEPTEMBER 30,
                                                           ----------------------
                                                             2000          1999
                                                           --------      --------
                                                           (AMOUNTS IN THOUSANDS)
Net loss...............................................     (3,051)       (4,735)
Other comprehensive income (loss)......................         75            --
                                                            ------        ------
Comprehensive loss.....................................     (2,976)       (4,735)
                                                            ======        ======

 4. SUBSEQUENT EVENT -- COMMON STOCK OFFERING

     The Company completed an offering of common stock to selected institutional investors pursuant to a prospectus supplement dated November 1, 2000. The Company sold 1,658,329 shares at a negotiated purchase price of $37.50 per share. The offering raised approximately $59 million in cash (net of issuance costs).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis of financial conditions and results of operations contained in the Avigen's Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to statements regarding Avigen's drug development programs, clinical trials, receipt of regulatory approval, capital needs, intellectual property, expectations and intentions. In some cases, you can identify forward-looking statements by such terms as "may," "will," "should," "could," "believe," "anticipate," "expect," "intend," and similar expressions intended to identify these statements as forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that might cause or contribute to such differences include those discussed herein and under the caption "Risk Factors" in Avigen's Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission.

OVERVIEW

     Avigen is a leader in the development of gene therapy products for the treatment of inherited diseases. We are developing a broad-based proprietary gene delivery technology based on adeno-associated virus vector technology, known as "AAV vectors," to deliver DNA into the cells of patients that are suffering from genetic diseases. Our proposed gene therapy products are designed for in vivo administration to achieve the production of therapeutic proteins within the body. We believe AAV vectors can be used to deliver genes for the treatment of hemophilia, Gaucher disease, Parkinson's disease and beta-thalassemia.

     Since its inception, Avigen has devoted substantially all of its resources to research and development activities. We are a development stage company and have not received any revenue from the sale of products, and we do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our source of revenue, if any, for the next several years to consist of government grants, license fees, and payments under collaborative arrangements. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including pre-clinical studies and clinical trials. At September 30, 2000, we had an accumulated deficit of $54.9 million.

RESULTS OF OPERATION

Three-Months Ended September 30, 2000 and 1999

     Grant/other revenue was $30,000 for the three-months ended September 30, 2000 compared to no revenue for the same period in 1999. This revenue was solely related to a single license agreement that allows the licensee to sell products which utilize or incorporate our technology. We do not expect to receive any further royalties under this license, or any grant revenue, for the foreseeable future.

     Our research and development expenses totaled $2.8 million for the three-month period ended September 30, 2000, an increase of $1.3 million, or 85% from the prior year. The increase was primarily due to increased personnel, materials usage, and third-party fees related to the increased number of our core research projects and clinical trial activities. Our scientific and operations staff grew by 53% from 47 at September 30, 1999 to 72 at September 30, 2000. Facilities costs for the quarter ended September 30, 2000 were also significantly higher than in the previous year. In March 2000, we increased our building lease commitments to accommodate the needs of our growing staff and to provide space for the construction of a new manufacturing facility. This new facility has been designed to produce commercial-scale quantities of our proprietary products. Construction of the new manufacturing was completed during the quarter, and the validation of the facilities, utilities, and equipment is underway.

     General and administrative expenses totaled $1.5 million for the three-month period ended September 30, 2000, an increase of $558,000, or 61%, from the prior year. The increase was primarily due to higher personnel and recruitment costs for increased staff, as well as higher filing fees related to the registration of shares in connection with our 2000 Equity Incentive Plan and the application to extend the coverage of certain patent rights to Canada, Japan, and Europe.

     Interest expense was $35,000 for the current period, an increase from $28,000 for the three-month period ended September 30, 1999. This increase was primarily the result of increased debt balances.

     Interest income, net rose to $1.2 million for the three-months ended September 30, 2000, an increase from $94,000 earned in the three-months ended September 30, 1999. This rise in interest income is a result of increased investments in marketable securities purchased with the proceeds from equity capital raised during the last twelve months. We raised approximately $75 million since October 1999, including proceeds from a private placement in November 1999, a public offering of our common stock in April 2000, and on-going exercises of previously issued warrants and options.

LIQUIDITY AND CAPITAL RESOURCES

     Cash expenditures have exceeded revenue since our inception. Our operations have principally been funded through public offerings and private placements of equity securities. Since our initial public offering in May 1996, we have completed four private placements of common stock and warrants to purchase common stock, raising net proceeds of approximately $57.6 million, and completed a follow-on public offering raising additional net proceeds of approximately $27.6 million. Also since our inception, as a result of exercises of warrants and options to purchase our common stock, we raised an additional $10.5 million. The timing and size of the exercise of these warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised in past periods should not be considered an indication of additional funds to be raised in any future periods. Subsequent to the close of the three-month period ended September 30, 2000, we completed another offering of common stock to selected institutional investors which raised net proceeds of $59.0 million, as reported in the Notes to Condensed Financial Statements under Subsequent Event -- Common Stock Offering. In addition, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct research and development and using consultants, were appropriate. We expect to incur additional future expenses, resulting in significant losses, as we continue and expand our research and development activities and undertake additional pre-clinical studies and clinical trials of our gene therapy product candidates. We also expect to incur substantial expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     At September 30, 2000, we had cash, cash equivalents and investments in marketable securities of approximately $73.4 million compared to approximately $78.0 million at June 30, 2000, which represents a decrease of $4.6 million. This decrease primarily reflects payments made toward construction of our new manufacturing facility and the funding of regular operating expenses.

     Our current office and research facility includes approximately 46,000 square feet of space leased through May 2008, with lease payments totaling $679,000 for fiscal 2001 and increasing each year to approximately $1.1 million for fiscal 2008. We also have available a $10 million revolving line of credit with Wells Fargo Bank, which is intended to provide financial support for construction related activities. The line of credit is available through June 1, 2003. As of September 30, 2000, we had borrowed $5.0 million from the line of credit.

     We believe we will require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We anticipate that our capital resources as of September 30, 2000, in addition to the proceeds from the subsequent offering of common stock on November 1, 2000, will be adequate to fund our needs through at least the next three to four years. However, this forward-looking statement is based upon our current plans and assumptions, which may change. Our future operating and capital requirements will depend on many factors, including:

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

     We intend to continue to seek additional funding through public or private equity or debt financing, when market conditions allow, or through collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities, there may be further dilution to existing stockholders. We cannot assure our investors that we will be able to enter into such financing arrangements on acceptable terms or at all. Without such additional funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes us to material market risk. We have also evaluated the risk associated with our Wells Capital Management investments in marketable securities and have deemed this market risk to be immaterial.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three month's ended September 30, 2000, Avigen issued a total of 14,636 shares of its common stock upon the exercise of warrants previously sold in private placements. The purchase price of these shares was as follows:

                                      NUMBER OF                        AGGREGATE
                                       SHARES      EXERCISE PRICE    PURCHASE PRICE
                                      ---------    --------------    --------------
                                       10,000          $6.40            $64,000
                                        1,659          $7.50            $12,443
                                        2,977      $2.65 to $4.76       $13,386
                                       ------      --------------       -------
Total...............................   14,636      $2.65 to $7.50       $89,829

     These shares were issued to Hare & Co., T. Tanigawa, H. Feinstein, and E. Sappin in reliance on Section 4(2) under the Securities Act in that they were issued to the original purchasers of the warrants. These purchasers represented, in connection with such purchases of the warrants, that they were accredited investors as defined in Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On November 6, 2000, Avigen closed the sale of 1,658,329 shares of its common stock to selected institutional investors pursuant to a prospectus supplement dated November 1, 2000. The offering raised approximately $59 million in cash, net of issuance costs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
      3.1*     Amended and Restated Certificate of Incorporation
      3.2*     Restated Bylaws of the Registrant
     27        Financial Data Schedule

---------------
* Filed as an exhibit to Avigen's Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVIGEN, INC.
                                          (Registrant)

Date: November 9, 2000                                             /s/ JOHN MONAHAN
                                               --------------------------------------------------------
                                                                     John Monahan
                                                        Chief Executive Officer and President

Date: November 9, 2000                                          /s/ THOMAS J. PAULSON
                                               --------------------------------------------------------
                                                                  Thomas J. Paulson
                                                     Vice President Finance, Chief Financial and
                                                          Accounting Officer, and Secretary

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
      3.1*     Amended and Restated Certificate of Incorporation
      3.2*     Restated Bylaws of the Registrant
     27        Financial Data Schedule

---------------
* Filed as an exhibit to Avigen's Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.