Form 10-Q
period 2000-12-31
AVIGEN INC \DE
filed 2001-02-13
CIK 932903

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

               1301 HARBOR BAY PARKWAY, ALAMEDA, CALIFORNIA 94502
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (510) 748-7150
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         1201 HARBOR BAY PARKWAY, SUITE 1000, ALAMEDA, CALIFORNIA 94502 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 7, 2001, 19,439,663 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AVIGEN, INC.

                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 2000

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.   Condensed Balance Sheets
            December 31, 2000 and June 30, 2000......................    1
          Condensed Statements of Operations
            Three- and six-months ended December 31, 2000 and 1999
           and for the period from October 22, 1992 (inception)
           through December 31, 2000.................................    2
          Condensed Statements of Cash Flows
            Six months ended December 31, 2000 and 1999 and for the
           period from October 22, 1992 (inception) through December
           31, 2000..................................................    3
          Notes to Condensed Financial Statements....................    4
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    5
Item 3.   Quantitative and Qualitative Disclosures About Market
           Risk......................................................    8

                        PART II. OTHER INFORMATION
Item 1.   Legal Proceedings..........................................    9
Item 2.   Changes in Securities and Use of Proceeds..................    9
Item 3.   Defaults Upon Senior Securities............................    9
Item 4.   Submission of Matters to a Vote of Security Holders........    9
Item 5.   Other Information..........................................   10
Item 6.   Exhibits and Reports on Form 8-K...........................   11
Signatures...........................................................   12

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31, 2000    JUNE 30, 2000
                                                              -----------------    -------------
                                                                 (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................      $ 58,579           $ 13,361
  Investment in marketable securities.......................        95,438             64,592
  Other current receivables.................................         2,043                940
                                                                  --------           --------
          Total current assets..............................       156,060             78,893
Property and equipment, net.................................         8,256              4,025
Deposits and other assets...................................         2,185              2,369
                                                                  --------           --------
          Total assets......................................      $166,501           $ 85,287
                                                                  ========           ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and other accrued liabilities............      $    886           $  1,656
  Accrued compensation and related expenses.................           590                268
  Current portion of capital lease obligations..............            43                237
                                                                  --------           --------
          Total current liabilities.........................         1,519              2,161
  Long-term obligations.....................................         5,093              4,113
Stockholders' equity:
  Common Stock, $.001 par value, 50,000,000 shares
     Authorized, 19,434,411 shares issued and outstanding at
     December 31, 2000, 17,000,267 shares issued and
     outstanding at June 30, 2000...........................            19                 17
  Additional paid-in capital................................       218,050            130,886
  Accumulated other comprehensive gain (loss)...............           113                (80)
  Deficit accumulated during the development stage..........       (58,293)           (51,810)
                                                                  --------           --------
          Total stockholders' equity........................       159,889             79,013
                                                                  --------           --------
          Total liabilities and stockholders' equity........      $166,501           $ 85,287
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

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                          PERIOD FROM
                                                                                          OCTOBER 22,
                                                                                              1992
                                     THREE MONTHS ENDED           SIX MONTHS ENDED        (INCEPTION)
                                        DECEMBER 31,                DECEMBER 31,            THROUGH
                                  -------------------------   -------------------------   DECEMBER 31,
                                     2000          1999          2000          1999           2000
                                  -----------   -----------   -----------   -----------   ------------
Grant/other revenue.............  $        --   $        39   $        30   $        39     $    636
Expenses:
  Research and development......        3,345         1,856         6,173         3,378       39,214
  General and administrative....        1,693         1,096         3,159         2,006       20,719
  In-license fees...............           --            --            --            --        5,034
                                  -----------   -----------   -----------   -----------     --------
          Total expenses........        5,038         2,952         9,332         5,384       64,967
                                  -----------   -----------   -----------   -----------     --------
Loss from operations............       (5,038)       (2,913)       (9,302)       (5,345)     (64,331)
Interest expense................           (3)          (27)          (38)          (55)      (1,297)
Interest income, net............        1,609           458         2,856           551        7,334
                                  -----------   -----------   -----------   -----------     --------
Net loss........................  $    (3,432)  $    (2,482)  $    (6,484)  $    (4,849)    $(58,294)
                                  ===========   ===========   ===========   ===========     ========
Basic and diluted net loss per
  share.........................  $     (0.19)  $     (0.18)  $     (0.37)  $     (0.37)
                                  ===========   ===========   ===========   ===========
Shares used in calculation of
  basic and diluted net loss per
  share.........................   18,458,573    13,742,249    17,745,484    13,104,592
                                  ===========   ===========   ===========   ===========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   PERIOD FROM
                                                          SIX MONTHS ENDED      OCTOBER 22, 1992
                                                            DECEMBER 31,           (INCEPTION)
                                                        --------------------         THROUGH
                                                          2000        1999      DECEMBER 31, 2000
                                                        --------    --------    -----------------
OPERATING ACTIVITIES
Net loss..............................................  $ (6,484)   $ (4,849)       $ (58,294)
Adjustments to reconcile net loss to net cash used in
  operating activities
  Depreciation and amortization.......................       259         212            3,480
  Write-off of equipment and deposits.................       117          --              117
  Amortization of deferred compensation...............        --           5              164
  Amortization of warrants issued in connection with
     building lease...................................       124          --              196
  Write-off of organization costs.....................        --          --              146
  Noncash interest expense............................        --          --              510
  Common stock, warrants, and stock options issued for
     services.........................................       209          --              377
  Warrants issued for patent license..................        --          --            3,182
Changes in operating assets and liabilities:
  Other current receivables...........................    (1,104)        121           (2,044)
  Prepaids, deposits and other assets.................        (7)       (329)            (711)
  Accounts payable, other accrued liabilities and
     accrued compensation and related expenses........      (468)        (18)           1,867
                                                        --------    --------        ---------
Net cash used in operating activities.................    (7,354)     (4,858)         (51,010)
INVESTING ACTIVITIES
Purchases of property and equipment and construction
  in progress.........................................    (4,540)       (235)         (11,489)
Purchase of marketable securities.....................   (67,704)    (93,192)        (291,687)
Sale and maturity of marketable securities............    37,051      75,766          196,145
                                                        --------    --------        ---------
Net cash used in investing activities.................   (35,193)    (17,661)        (107,031)
FINANCING ACTIVITIES
Proceeds from notes payable...........................     1,000          --            7,133
Payments on capital lease obligations.................      (193)       (347)          (2,110)
Proceeds from warrants and options exercised..........       859          --           11,057
Proceeds from issuance of common stock, net of
  issuance costs and repurchases......................    86,099      39,422          190,632
Other financing activities............................        --          --            9,908
                                                        --------    --------        ---------
Net cash provided by financing activities.............    87,765      39,075          216,620
Net (decrease) increase in cash and cash
  equivalents.........................................    45,218      16,556           58,579
Cash and cash equivalents, beginning of period........    13,361       2,945               --
                                                        --------    --------        ---------
Cash and cash equivalents, end of period..............  $ 58,579    $ 19,501        $  58,579
                                                        ========    ========        =========
SUPPLEMENTAL DISCLOSURE
Issuance of warrants in connection with building lease
  extension...........................................  $     --    $     --        $   1,738

                            See accompanying notes.

                                  AVIGEN, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

 1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc., hereafter referred to as the "Company," considers necessary for a fair presentation of its financial position as of December 31, 2000, its results of operations for the three- and six-months ended December 31, 2000 and 1999, and its cash flows for the six-months ended December 31, 2000 and 1999. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000, filed with the Securities and Exchange Commission.

 2. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities consist principally of available-for-sale government and corporate debt securities with a minimum short-term rating of A1/P1 and a minimum long-term rating of A, and with maturities of less than three years. All marketable debt and equity securities are classified as available-for-sale, and unrealized gains and losses are recorded in other comprehensive income.

 3. COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and unrealized holding gains on available-for-sale securities.

                                           QUARTER ENDING     SIX-MONTHS ENDING
                                            DECEMBER 31,         DECEMBER 31,
                                          ----------------    ------------------
                                           2000      1999      2000       1999
                                          ------    ------    -------    -------
(AMOUNTS IN THOUSANDS)
Net loss................................  (3,432)   (2,482)   (6,484)    (4,849)
Other comprehensive income (loss).......     118        --       193         --
                                          ------    ------    ------     ------
Comprehensive loss......................  (3,314)   (2,482)   (6,291)    (4,849)
                                          ======    ======    ======     ======

 4. STOCKHOLDERS' EQUITY

     In November 2000, the Company completed offerings of common stock to selected institutional investors pursuant to prospectus supplements dated November 1, and November 14, 2000. The Company sold 2,291,239 shares for cash proceeds of $86.1 million, net of issuance costs.

 5. SUBSEQUENT EVENT -- COMMON STOCK SALE TO BAYER

     In February 2001, the Company completed the sale of common stock to Bayer Corporation pursuant to a collaboration agreement dated November 17, 2000. The Company sold 313,636 shares at a negotiated purchase price of $47.8621 per share. As a result of the transaction, Avigen received approximately $15 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis of financial conditions and results of operations contained in Avigen's Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements regarding Avigen's drug development programs, clinical trials, receipt of regulatory approval, capital needs, intellectual property, expectations, and intentions. In some cases, you can identify forward-looking statements by such terms as "may," "will," "should," "could," "believe," "anticipate," "expect," "intend," and similar expressions intended to identify these statements as forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that might cause or contribute to such differences include those discussed herein and under the caption "Risk Factors" in the Avigen's Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission.

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

     Since its inception, Avigen has devoted substantially all of its resources to research and development activities. We are a development stage company and have not received any revenue from the sale of products, and we do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our source of revenue, if any, for the next several years to consist of government grants, license fees, and payments under collaborative arrangements. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including pre-clinical studies and clinical trials. At December 31, 2000, we had an accumulated deficit of $58.3 million.

     In November 2000, we announced a collaborative agreement with Bayer Corporation, a worldwide health care and life sciences company and leader in the development, manufacture, and distribution of hemophilia treatments. Under the terms of the agreement, Bayer, in collaboration with Avigen, will conduct the planned Phase II/III clinical trials for Avigen's Coagulin-B(TM) gene therapy treatment for hemophilia B, and receive exclusive worldwide marketing and distribution rights to the product. Avigen will file for regulatory approvals and will be the holder of regulatory licenses worldwide, including the United States, European Union, Canada, and Japan. Avigen will manufacture the product and will receive a share of the gross revenues from future Coagulin-B(TM) sales, as well as a royalty on net sales of the product for its intellectual property. The deal also calls for Bayer to purchase for $15 million, shares of our common stock, at a premium to market prices at the time the deal was announced, as well as make milestone payments to Avigen, pay for third-party costs of the clinical trials, and pay Avigen's costs of manufacturing AAV vector used in the trials. The sale of the common stock to Bayer was completed in February 2001, and therefore was not reflected in our financial statements at December 31, 2000.

RESULTS OF OPERATION

     Three-Months Ended December 31, 2000 and 1999

     We did not earn any grant/other revenue during the three-months ended December 31, 2000 compared to $39,000 earned during the same period in 1999. The revenue earned in 1999 consisted of reimbursements under a National Institutes of Health grant that expired on March 31, 2000. We do not expect to receive any further grant/other revenue for the foreseeable future.

     Our research and development expenses totaled $3.3 million for the three-month period ended December 31, 2000, an increase of $1.5 million, or 80%, from the prior year. The increase was primarily due to increased personnel and premises costs. In line with our growth plans, our scientific and operations staff grew by 46% from 52 at December 31, 1999 to 76 at December 31, 2000 and the square footage of our property under lease has almost tripled. This has resulted in a significant increase in compensation, rents, and utilities costs in the current quarter when compared to the prior-year quarter. In March 2000, we increased our building lease commitments for the total company from 23,000 square feet to 45,000. The entire facilities expansion was dedicated to scientific and operations activities, and included the construction of a new manufacturing facility. This new manufacturing facility has been designed to produce commercial-scale quantities of our proprietary products and is currently in the process of receiving FDA required validation of the utilities and equipment. In December 2000, we leased an additional 67,000 square feet of office space, and immediately began new construction projects for additional manufacturing suites and research and development laboratories. The increase in personnel and expansion of our research and clinical trial programs has also led to a rise in materials usage and third-party fees. These costs were additional factors that contributed to the increase in quarterly research and development expenses between December 31, 2000 and December 31, 1999. We expect our research and development expenses to continue to increase as we continue adding personnel to accommodate the pursuit of additional clinical trials, as well as continuing to enhance our manufacturing capabilities and further expanding our research programs for additional gene therapy applications.

     General and administrative expenses totaled $1.7 million for the three-month period ended December 31, 2000, an increase of $597,000, or 54%, from the prior-year quarter. This increase was primarily due to higher personnel and recruitment costs for increased staff and higher insurance expenses for increases in coverage. We expect our general and administrative expenses to continue to increase as we expand our operating activities.

     Interest expense was $3,000 for the current quarter, down from $27,000 for the three-month period ended December 31, 1999. This decrease was primarily the result of scheduled payments made over the previous twelve months that significantly reduced our capital equipment lease obligations from $450,000 at December 31, 1999 to $43,000 at December 31, 2000.

     Interest income, net rose to $1.6 million for the three-months ended December 31, 2000, an increase from $458,000 earned in the three-months ended December 31, 1999. This rise in interest income is a result of increased investments in marketable securities purchased with the proceeds from new equity capital raised through public offerings of our common stock between April and November 2000. Combined, the net proceeds from these offerings totaled approximately $114 million over the nine-month period.

     Six-Months Ended December 31, 2000 and 1999

     Grant/other revenue was $30,000 for the six-months ended December 31, 2000 compared to $39,000 for the same period in 1999. Revenues earned in 2000 were solely related to a single license agreement that allows the licensee to sell products that utilize or incorporate our technology, while revenues earned in 1999 consisted of reimbursements under a National Institutes of Health grant that expired on March 31, 2000. We do not expect to receive any further license royalties, or any grant revenue, for the foreseeable future.

     Our research and development expenses totaled $6.2 million for the six-month period ended December 31, 2000, an increase of $2.8 million, or 83%, from the prior year. Similar to the rise in comparable quarterly expenses, the increase in expenses between the comparable six-month periods was primarily due to increased personnel costs related to staff growth and increased premises costs related to the addition of new leased properties. Also contributing to the increase in research and development expenses between the two six-month periods was higher materials usage and third-party fees paid in connection with various pre-clinical studies and our current clinical trial.

     General and administrative expenses totaled $3.2 million for the six-month period ended December 31, 2000, an increase of 57% from $2.0 million from the same period in the prior year. The increase in general and administrative expenses between these two periods continued to be primarily related to higher personnel and recruitment costs for increased staff and higher insurance costs due to increases in coverage.

     Interest expense was $38,000 for the current six-month period, down from $55,000 for the six-month period ended December 31, 1999. This decline was primarily related to reductions in our capital equipment lease obligations.

     Interest income, net rose to $2.9 million for the six-months ended December 31, 2000, an increase from $551,000 earned in the six-months ended December 31, 1999. As mentioned above, this rise in interest income is primarily due to income earned from investing the proceeds received through public offerings of our common stock between April and November 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, total current assets, which includes cash and cash equivalents, investments in marketable securities, and accrued interest receivable on marketable securities, totaled approximately $156 million compared to approximately $79 million at June 30, 2000. This represents a net increase in our capital resources of $77 million since June 30, 2000. This increase includes total new equity capital received in the last six months of $87 million, almost all of which was raised during the November public offerings. The increase in current assets also includes approximately $3 million of earned interest income and $1 million received from additional borrowings against our line of credit. These cash receipts were partially offset by $5 million in payments for construction in progress and the acquisition of new fixed assets, and approximately $9 million in payments to fund our ongoing operating expenses.

     Cash expenditures have exceeded revenue since our inception. Our operations have principally been funded through public offerings and private placements of equity securities. Since our initial public offering in May 1996, we have completed four private placements of common stock and warrants to purchase common stock, raising net proceeds of approximately $58 million, and completed subsequent public offerings raising additional net proceeds of approximately $114 million. Also since our inception, as a result of exercises of warrants and options to purchase our common stock, we raised an additional $11 million. The timing and size of the exercise of these warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised in past periods should not be considered an indication of additional funds to be raised in any future periods. Subsequent to December 31, 2000, we completed a sale of our common stock to Bayer Corporation as defined under the terms of a collaboration agreement announced in November 2000. On February 8, 2001, we sold 313,636 shares to Bayer for net proceeds of $15 million, as reported in the Notes to Condensed Financial Statements under Subsequent Event -- Common Stock Sale to Bayer.

     In addition to funding our operations through sales of company stock, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct research and development, and using consultants, were appropriate. We expect to incur additional future expenses, resulting in significant losses, as we continue and expand our research and development activities and undertake additional pre-clinical studies and clinical trials of our gene therapy product candidates. We also expect to incur substantial expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     In December 2000, we expanded our current offices and research and manufacturing facilities to approximately 113,000 square feet of space with 45,000 square feet leased through May 2008 and an additional 67,000 square feet leased through November 2010. Total lease payments are scheduled to reach

$1.3 million for the fiscal year ending on June 30, 2001 and will increase in subsequent years to approximately $3.0 million for fiscal 2008. We have available a $10 million revolving line of credit with Wells Fargo Bank, which is intended to provide financial support for construction related activities. The line of credit is available through June 1, 2003. As of December 31, 2000, we had borrowed $5.0 million from the line of credit.

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We anticipate that our capital resources as of December 31, 2000, in addition to the proceeds from the subsequent sale of common stock to Bayer in February 2001, will be adequate to fund our needs through at least the next three to four years. However, this forward-looking statement is based upon our current plans and assumptions, which may change. Our future operating and capital requirements will depend on many factors, including:

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

     We intend to continue to seek additional funding through public or private equity or debt financing, when market conditions allow, or through additional collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities, there may be further dilution to existing stockholders. We cannot assure our investors that we will be able to enter into such financing arrangements on acceptable terms or at all. Without such additional funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three-month period ended December 31, 2000, Avigen issued a total of 42,581 shares of its common stock upon the exercise of warrants previously sold in private placements. The purchase price of these shares was as follows:

                                                                        AGGREGATE
                                        NUMBER OF                       PURCHASE
                                         SHARES      EXERCISE PRICE       PRICE
                                        ---------    ---------------    ---------
                                         23,255          $ 2.18         $ 50,695
                                         12,198          $ 6.09         $ 74,286
                                          6,168          $20.25         $124,902
                                            960          $23.43         $ 22,492
                                         ------      ---------------    --------
Total.................................   42,581      $2.18 to $23.43    $272,375
                                         ======      ===============    ========

     These shares were issued to St. Honore Vie et Sante, T. Omori, Hare & Co., Amerique 2000, and Swiss American Securities, Inc. in reliance on Section 4(2) under the Securities Act in that they were issued to the original purchasers of the warrants. These purchasers represented, in connection with such purchases of the warrants, that they were accredited investors as defined in Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of Avigen, Inc. was held on November 17, 2000.

     (b) - (e) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

          1. Each of Drs. Philip Whitcome and John K.A. Prendergast were elected as Class II directors of Avigen to hold office until the 2003 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such directors' earlier death, resignation or removal. The voting results, with approximately 69.2% of the shares voting, was as follows:

For......................................................  11,396,561
Withhold.................................................     421,500
Abstain..................................................         -0-
Broker nonvotes..........................................         -0-

     Class III director, John Monahan, Ph.D. will continue to serve on the Board of Directors until the 2001 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal. Class I directors, Zola Horovitz, Ph.D. and Yuichi Iwaki, M.D., Ph.D., will each continue to serve on the Board of Directors until the 2002 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

          2. The amendment to Avigen's 1996 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 600,000 shares was approved. The voting results were as follows:

For......................................................  10,139,198
Against..................................................   1,669,117
Abstain..................................................       9,746
Broker nonvotes..........................................         -0-

          3. The amendment to Avigen's 1996 Non-Employee Directors' Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 100,000 shares was approved. The voting results were as follows:

For......................................................  10,555,533
Against..................................................   1,251,414
Abstain..................................................      11,114
Broker nonvotes..........................................         -0-

          4. The amendment to Avigen's Certificate of Incorporation to increase the aggregate number of shares of Common Stock authorized from 30,000,000 shares to 50,000,000 shares was approved. The voting results were as follows:

For......................................................  11,473,118
Against..................................................     339,317
Abstain..................................................       5,626
Broker nonvotes..........................................         -0-

          5. The selection of Ernst & Young LLP as Avigen's Auditors for its fiscal year ending June 30, 2001 was ratified. The voting results were as follows:

For......................................................  11,774,103
Against..................................................      13,765
Abstain..................................................      30,193
Broker nonvotes..........................................         -0-

ITEM 5. OTHER INFORMATION

     In February 2001, the Hart-Scott-Rodino Antitrust Act statutory waiting period expired with respect to Avigen's collaboration agreement with Bayer Corporation. As a result, the collaboration agreement became effective and Avigen sold an additional 313,636 shares of its common stock to Bayer AG in accordance with the terms of a subscription agreement. Total proceeds of the sale were approximately $15 million in cash.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
     3.1*  Amended and Restated Certificate of Incorporation
     3.1.1 Certificate of Amendment to Certificate of Incorporation
     3.2*  Restated Bylaws of the Registrant
    10.43(1) Agreement between Bayer Corporation and Avigen Inc., dated
           November 17, 2000.
    10.44  Subscription and Registration Rights Agreement by and
           between Bayer AG and Avigen, Inc., dated November 17, 2000.
    10.45  Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
    10.46  First Amendment to Lease Agreement between Lincoln-RECP
           Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
    10.47  Second Amendment to Lease Agreement between Lincoln-RECP
           Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.

---------------
 * Filed as an exhibit to Avigen's Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

(1) Confidential treatment has been requested for portions of this exhibit.

     (b) Reports on Form 8-K

     On October 11, 2000, the Company filed with the Commission a Current Report on Form 8-K, disclosing under Item 5. Other Matters, that the Company announced that it had filed a Form S-3 shelf registration statement for the sale of up to $120 million of various types of equity securities.

     On November 2, 2000, the Company filed with the Commission a Current Report on Form 8-K, disclosing under Item 5. Other Matters, that the Company announced the sale of 1,658,329 shares of its common stock at $37.50 per share under its Form S-3 shelf registration statement.

     On November 14, 2000, the Company filed with the Commission a Current Report on Form 8-K, disclosing under Item 5. Other Matters, that the Company commenced the offering of up to 694,441 shares of its common stock at $45.0625 per share under its Form S-3 shelf registration statement.

     On November 27, 2000, the Company filed with the Commission a Current Report on Form 8-K, disclosing under Item 5. Other Matters, that on November 17, 2000, the Company announced that it had signed a Hemophilia B gene therapy deal with Bayer Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVIGEN, INC.
                                          (Registrant)

Date: February 12, 2001                                        /s/ JOHN MONAHAN
                                                 ---------------------------------------------
                                                                 John Monahan
                                                     Chief Executive Officer and President

Date: February 12, 2001                                      /s/ THOMAS J. PAULSON
                                                 ---------------------------------------------
                                                               Thomas J. Paulson
                                                            Vice President Finance,
                                                  Chief Financial and Accounting Officer, and
                                                                   Secretary

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
     3.1*  Amended and Restated Certificate of Incorporation
     3.1.1 Certificate of Amendment to Certificate of Incorporation
     3.2*  Restated Bylaws of the Registrant
    10.43(1) Agreement between Bayer Corporation and Avigen Inc., dated
           November 17, 2000.
    10.44  Subscription and Registration Rights Agreement by and
           between Bayer AG and Avigen, Inc., dated November 17, 2000.
    10.45  Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
    10.46  First Amendment to Lease Agreement between Lincoln-RECP
           Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
    10.47  Second Amendment to Lease Agreement between Lincoln-RECP
           Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.

---------------
 * Filed as an exhibit to Avigen's Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

(1) Confidential treatment has been requested for portions of this exhibit.