Form 10-Q
period 2001-03-31
AVIGEN INC \DE
filed 2001-05-15
CIK 932903

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 0-28272

                                  AVIGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3647113
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

         1301 HARBOR BAY PARKWAY, SUITE 1000, ALAMEDA, CALIFORNIA 94502
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (510) 748-7150
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 9, 2001, 19,801,787 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AVIGEN, INC.

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Condensed Balance Sheets
           March 31, 2001 and June 30, 2000..........................    1
         Condensed Statements of Operations
           Three- and nine-months ended March 31, 2001 and 2000 and
           for the period from October 22, 1992 (inception) through
           March 31, 2001............................................    2
         Condensed Statements of Cash Flows
           Nine months ended March 31, 2001 and 2000 and for the
           period from October 22, 1992 (inception) through March 31,
           2001......................................................    3
         Notes to Condensed Financial Statements.....................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    5
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................    8

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    9
Item 2.  Changes in Securities and Use of Proceeds...................    9
Item 3.  Defaults upon Senior Securities.............................    9
Item 4.  Submission of Matters to a Vote of Security Holders.........    9
Item 5.  Other Information...........................................    9
Item 6.  Exhibits and Reports on Form 8-K............................   10
Signatures...........................................................   11

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                               (A)
                                                               MARCH 31,     JUNE 30,
                                                                 2001          2000
                                                              -----------    --------
                                                              (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................   $ 18,126      $ 13,361
  Investment in marketable securities.......................    145,205        64,592
  Other current receivable..................................      3,121           940
                                                               --------      --------
          Total current assets..............................    166,452        78,893
Property and equipment, net.................................     10,324         4,025
Deposits and other assets...................................      2,106         2,369
                                                               --------      --------
          Total assets......................................   $178,882      $ 85,287
                                                               ========      ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and other accrued liabilities............   $  1,539      $  1,656
  Accrued compensation and related expenses.................        779           268
  Current portion of capital lease obligations..............         25           237
                                                               --------      --------
          Total current liabilities.........................      2,343         2,161
  Long-term obligation......................................      5,084         4,113
Stockholders' Equity:
  Common Stock, $.001 par value, 50,000,000 shares
     authorized, 19,799,870 shares issued and outstanding at
     March 31, 2001, 17,000,267 shares issued and
     outstanding at June 30, 2000...........................         20            17
  Additional paid-in capital................................    233,391       130,886
  Accumulated other comprehensive income (loss).............      1,233           (80)
  Deficit accumulated during the development stage..........    (63,189)      (51,810)
                                                               --------      --------
          Total stockholders' equity........................    171,455        79,013
                                                               --------      --------
          Total liabilities and stockholders' equity........   $178,882      $ 85,287
                                                               ========      ========

---------------

(A) The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                        PERIOD FROM
                                 THREE MONTHS ENDED           NINE MONTHS ENDED       OCTOBER 22, 1992
                                      MARCH 31,                   MARCH 31,             (INCEPTION)
                              -------------------------   -------------------------       THROUGH
                                 2001          2000          2001          2000        MARCH 31, 2001
                              -----------   -----------   -----------   -----------   ----------------
Grant/other revenue.........  $        --   $        19   $        30   $        58       $    636
Expenses:
  Research and
     development............        5,826         1,900        11,999         5,258         45,040
  General and
     administrative.........        1,653         1,113         4,812         3,140         22,372
  In-license fees...........                      5,034            --         5,034          5,034
                              -----------   -----------   -----------   -----------       --------
          Total expenses....        7,479         8,047        16,811        13,432         72,446
                              -----------   -----------   -----------   -----------       --------
Loss from operations........       (7,479)       (8,028)      (16,781)      (13,374)       (71,810)
Interest expense............          (71)          (15)         (108)          (70)        (1,367)
Interest income.............        2,654           866         5,509         1,417          9,987
                              -----------   -----------   -----------   -----------       --------
Net loss....................  $    (4,896)  $    (7,177)  $   (11,380)  $   (12,027)      $(63,190)
                              ===========   ===========   ===========   ===========       ========
Basic and diluted net loss
  per share.................  $     (0.25)  $     (0.51)  $     (0.62)  $     (0.87)
                              ===========   ===========   ===========   ===========
Shares used in calculation
  of basic and diluted net
  loss per share............   19,623,679    14,207,841    18,362,409    13,847,707
                              ===========   ===========   ===========   ===========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     PERIOD FROM
                                                             NINE MONTHS ENDED     OCTOBER 22, 1992
                                                                 MARCH 31,           (INCEPTION)
                                                           ---------------------       THROUGH
                                                             2001        2000       MARCH 31, 2001
                                                           ---------   ---------   ----------------
OPERATING ACTIVITIES
Net cash used in operating activities...................   $ (12,288)  $  (8,613)     $ (55,944)
INVESTING ACTIVITIES
Purchases of property and equipment and construction in
  progress..............................................      (6,686)       (496)       (13,635)
Purchase of marketable securities.......................    (140,417)   (114,767)      (364,400)
Sale and maturity of marketable securities..............      61,117      89,057        220,211
                                                           ---------   ---------      ---------
Net cash used in investing activities...................     (85,986)    (26,206)      (157,824)
FINANCING ACTIVITIES
Proceeds from notes payable.............................       1,000          --          7,133
Payments on capital lease obligations...................        (211)       (528)        (2,128)
Proceeds from warrants and options exercised............       1,164       6,568         11,362
Proceeds from issuance of common stock, net of issuance
  costs and repurchases.................................     101,086      36,895        205,619
Other financing activities..............................          --          --          9,908
                                                           ---------   ---------      ---------
Net cash provided by financing activities...............     103,039      42,935        231,894
Net (decrease) increase in cash and cash equivalents....       4,765       8,116         18,126
Cash and cash equivalents, beginning of period..........      13,361       2,945             --
                                                           ---------   ---------      ---------
Cash and cash equivalents, end of period................   $  18,126   $  11,061      $  18,126
                                                           =========   =========      =========
SUPPLEMENTAL DISCLOSURE
Issuance of warrants in connection with building lease
  extension.............................................   $      --   $   1,738      $   1,738

                            See accompanying notes.

                                  AVIGEN, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that Avigen, Inc., hereafter referred to as the "Company", considers necessary for a fair presentation of its financial position as of March 31, 2001, its results of operations for the three- and nine-months ended March 31, 2001 and 2000, and its cash flows for the nine-months ended March 31, 2001 and 2000. Operating results for the three- and nine-month periods ending March 31, 2001 are not necessarily indicative of the results that may be expected for the full-year ending June 30, 2001. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000, filed with the Securities and Exchange Commission.

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

3. COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and unrealized holding gains on available-for-sale securities.

                                              QUARTER ENDING       NINE-MONTHS ENDING
                                                MARCH 31,              MARCH 31,
                                            ------------------    --------------------
                                             2001       2000        2001        2000
          (AMOUNTS IN THOUSANDS)            -------    -------    --------    --------
Net loss..................................  $(4,896)   $(7,177)   $(11,380)   $(12,027)
Other comprehensive income................    1,120         --       1,313          --
                                            -------    -------    --------    --------
Comprehensive loss........................  $(3,776)   $(7,177)   $(10,067)   $(12,027)
                                            =======    =======    ========    ========

4. STOCKHOLDERS' EQUITY

     In February 2001, the Company completed a sale of common stock to Bayer Corporation pursuant to a collaboration agreement dated November 17, 2000. The Company sold 313,636 shares at a negotiated purchase price of approximately $47.8 per share. As a result of the transaction, Avigen received approximately $15 million in cash.

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

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements regarding Avigen's drug development programs, clinical trials, receipt of regulatory approval, capital needs, intellectual property, expectations, and intentions. In some cases, you can identify forward-looking statements by such terms as "may," "will," "should," "could," "believe," "anticipate," "expect," "intend," and similar expressions intended to identify these statements as forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that might cause or contribute to such differences include uncertainties and delays in obtaining regulatory approval to proceed with clinical trials or market products, and those discussed herein and under the caption "Risk Factors" in the Avigen's Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission.

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

     Since its inception, Avigen has devoted substantially all of its resources to research and development activities. We are a development stage company and have not received any revenue from the sale of products, and we do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our source of revenue, if any, for the next several years to consist of government grants, license fees, and payments under collaborative arrangements. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including pre-clinical studies and clinical trials. At March 31, 2001, we had an accumulated deficit of $63.2 million.

     In November 2000, we announced a collaboration agreement with Bayer Corporation, a worldwide health care and life sciences company and leader in the development, manufacture, and distribution of hemophilia treatments. Under the terms of the agreement, Bayer, in collaboration with Avigen, will conduct the planned Phase II/III clinical trials for Avigen's Coagulin-B(TM) gene therapy treatment for hemophilia B, and receive exclusive worldwide marketing and distribution rights to the product. Avigen will file for regulatory approvals and will be the holder of regulatory licenses worldwide, including the United States, European Union, Canada, and Japan. Avigen will manufacture the product and will receive a substantial share of the gross revenues from future Coagulin-B(TM) sales, as well as a royalty on net sales of the product for its intellectual property. The agreement also calls for Bayer to make milestone payments to Avigen, pay for third-party costs of the clinical trials, and pay Avigen's costs of manufacturing AAV vector used in the trials. Under the terms of the deal, Bayer also purchased for $15 million, shares of our common stock, at a premium to the market price set at the time the deal was announced. The sale of the common stock to Bayer was completed in February 2001, and was reflected in our financial statements at March 31, 2001.

RESULTS OF OPERATION

Three-Months Ended March 31, 2001 and 2000

     We did not earn any grant/other revenue during the three-months ended March 31, 2001 compared to $19,000 earned during the same period in 2000. The revenue earned in 2000 consisted of reimbursements under a National Institutes of Health grant that expired on March 31, 2000. We do not expect to receive any further grant/other revenue for the foreseeable future.

     Our research and development expenses totaled $5.8 million for the three-month period ended March 31, 2001, an increase of $3.9 million from the prior year. Since March 31, 2000, our scientific and operations staff grew by 55%, from 66 to 102 at March 31, 2001. Over the same time period, we have almost tripled the total square footage of our property under lease, and have gone on to complete a number of our build-out facilities projects. This has allowed us to bring new research and production facilities on-line at March 31, 2001 compared the amount of facilities in operation at the same time last year, including a new manufacturing facility that had been under construction since early 2000 and has been designed to produce commercial-scale quantities of our proprietary products. As a result of our growth, the increase in research and development expenses between the recent and prior-year quarters is primarily due to the increase in chemicals and other raw materials used in the production of our AAV vector, as well as costs associated with increased personnel and premises costs and patent license fees. The increase in usage of raw materials represented approximately $1.7 million, or 42% of the total increase, while personnel and premises represented approximately $1.3 million, or 33% of the total increase, and patent license fees represented approximately $390,000, or 10% of the total increase. We expect our research and development expenses to continue to increase as we continue adding personnel to accommodate the pursuit of additional clinical trials, as well as continuing to enhance our manufacturing capabilities and further expanding our research programs for additional gene therapy applications.

     General and administrative expenses totaled $1.7 million for the three-month period ended March 31, 2001, an increase of $540,000 from the prior-year quarter. This increase was primarily due to higher personnel and recruitment costs for increased staff and higher insurance expenses for increases in coverage. We expect our general and administrative expenses to continue to increase as the company expands its operating activities.

     Interest expense was $71,000 for the current quarter, up from $15,000 for the three-month period ended March 31, 2000. Our interest expense for the current quarter primarily reflects the costs associated with our long-term bank-borrowings, which totaled $5.0 million at March 31, 2001 and was not in place at the same time last year. The interest expense for the quarter ended March 31, 2000 primarily reflects costs associated with our capital equipment lease obligations, which were approximately $282,000 at March 31, 2000, but, as the result of scheduled payments made over the last twelve months, have declined to $25,000 at March 31, 2001.

     Interest income, net rose to $2.7 million for the three-months ended March 31, 2001, an increase from $866,000 earned in the three-months ended March 31, 2000. This rise in interest income is a result of increased investments in marketable securities purchased with the proceeds from new equity capital. This new equity capital was primarily raised through public offerings of our common stock between April and November 2000 and the recently completed sale of stock to Bayer Corporation in February 2001. Combined, the net proceeds from these transactions totaled approximately $129 million over the last twelve months.

Nine-Months Ended March 31, 2001 and 2000

     Grant/other revenue was $30,000 for the nine-months ended March 31, 2001 compared to $58,000 for the same period in 2000. Revenues earned in the recent nine-month period were solely related to a single license agreement that allows the licensee to sell products that utilize or incorporate our technology, while revenues earned in the nine-month period ended March 31, 2000 consisted of reimbursements under a National Institutes of Health grant that expired on at the end of such period. We do not expect to receive any further license royalties, or any grant revenue, for the foreseeable future.

     Our research and development expenses totaled $12.0 million for the nine-month period ended March 31, 2001, an increase of $6.7 million from the $5.3 million in research and development expenses reported in the prior year. Similar to the rise in comparable quarterly expenses, the increase in expenses between the comparable nine-month periods is directly related to our increase in personnel, placement of new research and production facilities into operation, and consumption of raw materials used to produce larger quantities of vector than at this time last year. The increase in personnel and premises represented approximately $3.3 million, or 48%, the increase in raw materials usage represented approximately $2.1 million, or 31%, and patent license fees represented approximately $450,000, or 7%, of the total increase.

     General and administrative expenses totaled $4.8 million for the nine-month period ended March 31, 2001, an increase from $3.1 million from the same period in the prior year. The increase in general and administrative expenses between these two periods continued to be primarily related to higher personnel and recruitment costs for increased staff and higher insurance costs due to increases in coverage.

     Interest expense was $108,000 for the current nine-month period, up from $70,000 for the nine-month period ended March 31, 2000. This increase was primarily related to the costs associated with our long-term bank-borrowings, which totaled $5.0 million at March 31, 2001 and was not in place at the same time last year.

     Interest income, net rose to $5.5 million for the nine-months ended March 31, 2001, an increase from $1.4 million earned in the nine-months ended March 31, 2000. As mentioned above, this rise in interest income is primarily due to income earned from investing the proceeds received through new equity investments over the last twelve months.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, total current assets, which includes cash and cash equivalents, investments in marketable securities, and accrued interest receivable on marketable securities, totaled approximately $166 million compared to approximately $79 million at June 30, 2000. This represents a net increase in our capital resources of $88 million since June 30, 2000. This increase includes total new equity capital received in the last nine months of $102 million, including both the November public offering and recently completed sale of stock to Bayer Corporation. The cash receipts from new equity capital, interest income and additional borrowings over the last nine months were partially offset by $7 million in payments for construction in progress and the acquisition of new fixed assets, and approximately $14 million in payments to fund our ongoing operating expenses.

     Cash expenditures have exceeded revenue since our inception. Our operations have principally been funded through public offerings and private placements of equity securities. Since our initial public offering in May 1996, we have completed four private placements of common stock and warrants to purchase common stock, raising net proceeds of approximately $58 million, completed subsequent public offerings raising additional net proceeds of approximately $114 million, and completed a sale of common stock to Bayer Corporation for $15 million. Also since our inception, as a result of exercises of warrants and options to purchase our common stock, we raised an additional $11.4 million. The timing and size of the exercise of these warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised in past periods should not be considered an indication of additional funds to be raised in any future periods.

     In addition to funding our operations through sales of company stock, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct research and development, and using consultants, where appropriate. We expect to incur additional future expenses, resulting in significant losses, as we continue and expand our research and development activities and undertake additional pre-clinical studies and clinical trials of our gene therapy product candidates. We also expect to incur substantial expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     In December 2000, we expanded our offices and research and manufacturing facilities to approximately 113,000 square feet of space with 45,000 square feet leased through May 2008 and an additional 67,000 square feet leased through November 2010. Total lease payments are scheduled to reach $1.3 million for the fiscal year ending on June 30, 2001 and will increase in subsequent years to approximately $3.0 million for fiscal 2008. We have available a $10 million revolving line of credit with Wells Fargo Bank, which is intended to provide financial support for construction related activities. The line of credit is available through June 1, 2003. As of March 31, 2001, we had borrowed $5.0 million from the line of credit.

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We anticipate that our capital resources as of March 31, 2001 will be adequate to fund our needs through at least the next three to four years. However, this forward-looking statement is based upon our current plans and assumptions, which may change. Our future operating and capital requirements will depend on many factors, including:

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three-month period ended March 31, 2001, Avigen issued a total of 38,165 shares of its common stock upon the exercise of warrants previously sold in private placements. The purchase price of these shares was as follows:

        NUMBER        EXERCISE          AGGREGATE
       OF SHARES       PRICE         PURCHASE PRICE
       ---------   --------------   -----------------
        10,000         $6.40            $ 64,000
        10,000         $6.40            $ 64,000
         5,000         $6.40            $ 32,000
         2,500         $6.40            $ 16,000
         2,500         $6.40            $ 16,000
         2,500         $6.40            $ 16,000
         2,500         $6.40            $ 16,000
         2,414         $7.04        Cashless Exercise
           473         $7.04        Cashless Exercise
            28         $7.04        Cashless Exercise
           250         $7.04            $  1,760
        ------     --------------   -----------------
Total   38,165     $6.40 to $7.04       $225,760

     These shares were issued to JF Shea Co., D. Kendall, Forum Partners, Larich Assoc., The Holding Co., M. Kubin, A. Mitchell, L. Rosenwald, W. Rubin, M. Kratchman, and M. Abeshouse in reliance on Section 4(2) under the Securities Act in that they were issued to the original purchasers of the warrants. These purchasers represented, in connection with such purchases of the warrants, that they were accredited investors as defined in Regulation D under the Securities Act.

     On February 8, 2001, the Company sold 313,636 shares of its common stock pursuant to a collaboration agreement dated November 17, 2000 at a negotiated purchase price of $47.8621 per share. These shares were sold to Bayer Corporation, an accredited investor, in reliance on Regulation D and Section 4(2) under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

    EXHIBIT
      NO.                            DESCRIPTION
    -------                          -----------
    3.1*     Amended and Restated Certificate of Incorporation
    3.1.1**  Certificate of Amendment to Certificate of Incorporation
    3.2*     Restated Bylaws of the Registrant

---------------
 * Filed as an exhibit to Avigen's Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

** Filed as exhibit 3.1.1 to Avigen's Quarterly Report on Form 10-Q for the
   Quarter ended December 31, 2000 and incorporated herein by reference.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVIGEN, INC.
                                          (Registrant)

Date: May 14, 2001                        /s/ JOHN MONAHAN
                                          --------------------------------------
                                          John Monahan
                                          Chief Executive Officer and President

Date: May 14, 2001                        /s/ THOMAS J. PAULSON
                                          --------------------------------------
                                          Thomas J. Paulson
                                          Vice President Finance,
                                          Chief Financial and Accounting
                                          Officer, and Secretary