Form 10-K
period 2001-06-30
AVIGEN INC \DE
filed 2001-09-27
CIK 932903

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

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

                            1301 HARBOR BAY PARKWAY
                           ALAMEDA, CALIFORNIA 94502
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 6, 2001, was approximately $214,558,000 based upon the closing sale price of the registrant's Common Stock as reported on the Nasdaq National Market System on such date*. The number of outstanding shares of the Registrant's Common Stock as of September 6, 2001 was 19,959,959.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference into Part III of this Form 10-K Report: The definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 16, 2001.
---------------
* Excludes approximately 4,401,000 shares of common stock held by Directors, Officers and holders of 5% or more of the registrant's outstanding Common Stock at September 6, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   21
Item 3.   Legal Proceedings...........................................   21
Item 4.   Submission of Matters to a Vote of Security Holders.........   21

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   22
Item 6.   Selected Financial Data.....................................   23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   24
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   26
Item 8.   Financial Statements and Supplementary Data.................   26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................   27

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   27
Item 11.  Executive Compensation......................................   27
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   27
Item 13.  Certain Relationships and Related Transactions..............   27

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   27

Coagulin-B(TM) is a trademark of Avigen, Inc.

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

     In some cases, you can identify forward-looking statements by terms such as "may", "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions which imply that the statements relate to future events or expectations. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading "Risk Factors" at the end of "Item 1 Business" beginning immediately below. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K.

     You should read this Annual Report on Form 10-K and the documents that we incorporate by reference completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Avigen is a leader in the development of gene therapy products for the treatment of inherited and acquired diseases. We are developing our proprietary adeno-associated virus vector technology, known as "AAV vectors," to deliver DNA to patients that are suffering from genetic and various non-genetic diseases. AAV vectors are a relatively new system for gene therapy. We believe our AAV vectors can be used to deliver genes for many inherited genetic diseases, including hemophilia and certain metabolic diseases such as Gaucher disease, as well as for many acquired diseases, including Parkinson's disease, and certain types of cardiovascular disease.

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

     - Adeno-associated virus vectors. AAV vectors are a relatively new system for gene therapy. AAV is a common human virus present in over 90% of the human population that has not been associated with a human disease or illness of any kind. AAV has also proven to be very efficient in transferring genes to target cells.

AVIGEN'S AAV VECTOR TECHNOLOGY

     All of our products in development are based on our proprietary gene delivery technology in AAV vectors, which takes advantage of the natural efficiency with which viruses deliver genes to cells, without the safety concerns of disease related viruses. While the production of AAV vectors normally require the use of a potentially threatening helper virus, usually adenovirus, which may contaminate the final product, Avigen has developed a proprietary method that does not require such a helper virus, which we believe results in a safer product.

  Favorable Characteristics of Avigen's AAV Vector Technology

     We believe our AAV vector gene therapy approach offers novel treatment alternatives for diseases that are currently poorly addressed. We believe our AAV vector gene therapy technology includes favorable characteristics such as:

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

     - Effective delivery to a wide range of types of cell targets. AAV does not appear to have many limitations on the types of cells that can be targeted for gene transfer. Research has shown that AAV can be used to transfer genes to both dividing cells, such that are found in muscle tissue, as well as non-dividing cells, such that are found in organs like the liver. This versatility could allow us to target a wider variety of treatments targeted at a wider variety of cell types.

     - AAV vectors can deliver many different genes. Many genes fit into AAV vectors and have been successfully delivered to a wide range of cell types. Consequently, AAV vectors have the potential to treat many diseases.

     - Stability. AAV appears to be stable under a wide range of conditions. We currently take extra precautions to store and ship all manufactured products in a frozen state; however, we believe that due to their proven stability under other conditions, our AAV vectors may be able to be handled with minimal refrigeration like many other pharmaceutical products, thereby lending themselves to more traditional shipping and storing procedures.

PRODUCT DEVELOPMENT PROGRAMS

     We are applying our AAV vector gene therapy technology initially to the development of products to address the following four genetic and neurological diseases: hemophilia B, hemophilia A, Parkinson's disease, and Gaucher disease. The following table summarizes our current product development programs:

                     AAV VECTOR-BASED GENE THERAPY PROGRAMS

     DISEASE          PROTEIN/ENZYME     TARGET CELL    STATUS(1)
     -------          --------------     -----------    ---------
Hemophilia B        Factor IX            Muscle        Phase I
Hemophilia B        Factor IX            Liver         Phase I
Hemophilia A        Factor VIII          Liver         Preclinical
Parkinsons Disease  Aromatic amino acid  Brain         Preclinical
                    decarboxylase
Gaucher Disease     Glucocerebrosidase   Muscle/Liver  Research

---------------
(1) "Research" indicates activities related to designing, constructing and testing vectors in specific target cell types in order to evaluate gene expression. "Preclinical" indicates in vitro and animal studies to evaluate efficacy, pharmacology, and toxicology. "Phase I" indicates the stage within a clinical trial with dose escalations to evaluate pharmacokinetics and pharmacological actions in humans.

     We have developed two different constructs for our Coagulin-B product. The first construct was developed to be administered by injection into the muscle. The second construct has been developed to be administered to the liver via infusion into the hepatic (liver) artery. Both constructs contain the same factor IX gene.

HEMOPHILIA B

     Our initial product candidate is Coagulin-B for the treatment of hemophilia
B. Hemophilia B is a blood clotting disorder characterized by the reduction or absence of a protein called factor IX, and primarily affects males. Due to the lack of sustained levels of factor IX protein, patients with hemophilia B can experience frequent internal bleeding during the course of normal daily activities. Currently, patients with a severe form of the disease inject themselves with factor IX protein several times a week to stop these bleeding episodes. These factor IX protein injections provide temporary relief, but the protein breaks down after a few days and the bleeding recurs. Since the bleeding typically takes place in the joints and soft tissue, these patients frequently suffer crippling bone and joint problems. A small percentage of patients can also suffer permanent disability or even die from bleeding into the central nervous system.

     Hemophilia B affects approximately one in every 30,000 males, afflicting an estimated 10,000 - 15,000 individuals in developed countries worldwide. The cost of currently available protein factor IX can exceed $100,000 per year per patient. Because protein therapy cannot prevent bone and joint damage, each patient may require an additional $100,000 - $150,000 annually in other medical treatment costs on average. We believe the aggregate cost of treating hemophilia B patients with replacement protein factor IX and other collateral disease treatments to be over $450 million per year worldwide.

     Extensive experience with factor IX over the last 25 years has established that factor IX protein levels equivalent to only 1% of the normal level found in humans can often reduce the frequency of spontaneous bleeding episodes experienced by patients with a severe form of the disease, and factor IX protein levels equivalent to 3% to 5% of the normal level found in humans can often significantly reduce the patient's reliance on replacement injections of factor IX protein and greatly improve the patient's condition. To maintain either of these levels using conventional injections of replacement factor IX protein is costly and impractical. Avigen's approach is designed to continuously deliver therapeutic levels of factor IX protein into the blood of treated patients, in order to improve the patient's quality of life. We believe Coagulin-B has the potential to substantially reduce the need for daily or weekly injections of factor IX protein and meet this objective.

  Preclinical Studies

     In our preclinical studies to evaluate gene delivery to the muscle, we treated eight dogs suffering from hemophilia B. Following a single administration into the muscle, Avigen's AAV vector containing the gene for factor IX demonstrated that it could produce sustained levels of factor IX protein in the dogs for over three years with a corresponding improvement in blood clotting. In the dogs receiving the greatest quantities of our AAV vector, the levels were above 1% of the normal level, a level that is known to be beneficial to humans. These data provided strong support for the feasibility of using the same approach to treat human hemophilia patients and formed the basis for our clinical trials in humans.

     In our preclinical studies to evaluate gene delivery to the liver, we treated several species of animals to assess the safety and efficacy of a single administration of an AAV vector containing the gene for factor IX. Safety studies were conducted in rats and normal dogs, and efficacy studies were carried out in rats, mice and hemophilia B dogs. The studies showed that liver delivery of AAV vector is safe at doses significantly higher than planned for clinical studies in humans, and that the levels of factor IX protein expression that can be achieved by this vector and route of administration in these species of animals are significantly higher than could be achieved by the intramuscular route. For example, the efficacy studies demonstrated that when delivered to the liver, the vector produced sustained levels of factor IX protein expression in hemophilia B dogs for approximately 1 year, and that the levels of expression in the best responders ranged between 7% and 18% of factor IX levels commonly found in non-hemophilia dogs. These studies formed the basis of an investigational new drug, or "IND," application, which was submitted to the U.S. Food and Drug Administration, commonly referred to as the FDA.

  Clinical Trials

     On June 2, 1999, we began treating human subjects with our product candidate, Coagulin-B, in a phase I clinical trial with dose escalations. The design and goal of this initial trial was primarily to address the safety of the product in humans. To accomplish this, patients in three different dosage groups were scheduled to receive a single treatment of Coagulin-B injected into their muscle tissue. This clinical trial was performed and patients were treated at The Children's Hospital of Philadelphia and Stanford University Medical Center.

     Through August 31, 2001, eight subjects had been treated in the study. Data from all patients have shown the therapy to be safe and well tolerated with no serious adverse events being noted. Although the study was designed primarily to evaluate the safety of the product in humans, additional data with regard to measuring levels of factor IX produced in the bodies of the treated patients, if any was also documented. There was a diverse range of factor IX protein levels measured in this small trial population, with at least two of these patients exhibiting a significant reduction in factor usage for over one and one-half years. Taking into account the success of the safety measurements of this study in humans, and the stronger results observed in the preclinical study that treated a small group of dogs with a liver construct of an AAV vector containing the gene for factor IX, we plan to focus our resources and qualified trial patients into a second clinical trial using the liver as the target for gene delivery.

     This second phase I clinical trial is designed to test the safety of treating patients with a single administration of the liver construct of Coagulin-B via infusion into the hepatic (liver) artery. The liver is the normal site of clotting factor production. This trial is scheduled to treat nine patients, three in each of three dosage groups. On August 13, 2001, the first patient in this second phase I clinical trial was treated and reported no immediate adverse reaction. We currently do not intend to report on the evaluation of gene expression until the end of the trial. All progress and results reported in this document or otherwise regarding our Coagulin-B clinical trials prior to the conclusion of those trials are preliminary and should not be considered a guarantee that subsequent patients in these or other studies will demonstrate the same results or that these treated patients will continue to exhibit beneficial results over a longer period of time.

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

     Hemophilia A affects approximately one in every 10,000 males, afflicting an estimated 40,000 - 50,000 individuals in developed countries worldwide. The cost of currently available protein factor VIII can exceed $100,000 per year per patient. Because protein therapy has not proven effective at preventing bone and joint damage that is common among hemophilia patients, each patient may require $100,000 - $150,000 in additional medical treatment costs annually. In total, we believe the cost of treating hemophilia A patients worldwide to be over $3 billion per year.

  Preclinical Studies

     The factor VIII gene is much larger than the factor IX gene, and therefore poses an additional challenge for using AAV vectors as a delivery mechanism. Our preclinical studies have investigated two different approaches for delivering this large gene to the liver. One approach utilizes a single vector to deliver the factor VIII gene, while the second approach uses two separate vectors to deliver the factor VIII gene in two parts. Our tests using a hemophilia A mouse model have demonstrated that biologically active factor VIII can be expressed at therapeutic levels in treated animals using both approaches, with no adverse side effects being observed. In addition, these levels of factor VIII expression have corrected the bleeding condition in these animals.

     Recently, we initiated additional preclinical studies to further test the effectiveness of both approaches in dogs with hemophilia A. We expect the data from our preclinical studies to provide support for the feasibility of using at least one of these approaches for using AAV vectors containing the factor VIII gene to treat human subjects.

PARKINSON'S DISEASE

     Parkinson's disease is a common neurological disorder which affects 600,000 to one million people in the United States. This disease is commonly characterized by an increase in spontaneous movements, gait difficulty, postural instability, rigidity and tremor. These symptoms result from a decrease in the availability of dopamine, a chemical which is essential to the transmission of nerve impulses, in certain parts of the brain that are critical to movement and motor control. Currently, the primary treatment for Parkinson's disease is the compound L-dopa, which is converted to dopamine in the brain. After a few years of treatment, however, L-dopa tends to lose its effectiveness, requiring higher doses to effectively manage the symptoms and producing increased side effects. We believe the current amounts spent on all Parkinson's disease treatments in the United States and Europe to be $800 million to $1 billion per year.

     One theory for the declining effectiveness of L-dopa is that the level of an enzyme in the patient's brain that converts L-dopa to dopamine drops below a critical threshold. Avigen's strategy is to use AAV vectors to deliver the gene for AADC, or aromatic-amino-acid-decarboxylase, the enzyme that converts L-dopa to dopamine.

     We have conducted preclinical studies using a primate model in collaboration with Krys Bankiewicz, MD, PhD, Associate Professor in the Department of Neurosugery at the University of California, San Francisco. In June 2001, Dr. Bankiewicz presented data at the American Society for Gene Therapy meeting in Seattle which demonstrated that the animals have improved clinical results. We expect that data from our continued collaboration in preclinical studies with Dr. Bankiewicz will eventually provide support for treating human patients and form the basis for a human clinical trial.

GAUCHER DISEASE

     Gaucher disease is a potentially fatal inherited disorder caused by a defect in the gene for a protein called glucocerebrosidase which results in abnormalities in blood cells and bone marrow cells. The 10,000 - 20,000 patients with the disease worldwide frequently suffer from anemia, bone damage, and enlarged livers and spleens. The disease is currently treated by protein replacement therapy, of which worldwide annual sales approach $500 million.

     Building on the same technology platform and principles used in the hemophilia programs, Avigen is performing research to evaluate whether it is feasible to develop a product to treat Gaucher disease. AAV vectors containing the gene for glucocerebrosidase have been delivered to the livers of mice and biologically active glucocerebrosidase protein has been detected in both the liver and plasma of these treated mice for over eight months.

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

     As of August 31, 2001, we had 24 issued or licensed U.S. patents and 40 pending U.S. patent applications, most of which have been filed internationally. Some of the patent applications are co-owned with co-inventors or institutions. Avigen has exclusive worldwide licenses to seven patents, three of which are co-owned with others, and non-exclusive licenses to four U.S. patents. The patents we hold or license are set to expire in the U.S. between 2008 and 2019. Under the terms of some of these licenses, we must pay royalties on the sales of products using the licensed technology, and in some cases are required to make payments upon the attainment of developmental milestones.

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

     We cannot ensure that third parties will not assert patent or other intellectual property infringement claims against us with respect to our products or technology or other matters. There may be third-party patents and other intellectual property relevant to our products and technology that are not known to us. A number of the gene sequences or proteins encoded by certain of those sequences that we are investigating or may use in our products are or may become patented by others. As a result, we may be required to obtain licenses to the gene sequences or other technology in order to test, use or market products that contain proprietary gene sequences or encode proprietary proteins. For example, in connection with our hemophilia B program, we obtained a license to the gene for factor IX. We cannot ensure that we will be able to obtain any other licenses on terms favorable to us, if at all.

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

     The Children's Hospital of Philadelphia. In May 1999, we entered into an agreement with The Children's Hospital of Philadelphia ("CHOP") for rights to certain patents related to vectors and methods for treating hemophilia B using recombinant AAV vectors. The license is exclusive and worldwide for the duration of the patent, or approximately 2017. Under the license, we must exercise our best efforts to achieve certain research, clinical, and commercial milestones. In consideration for the license, we paid an initial license fee and are required to pay CHOP royalties based on net sales of products which utilize the licensed technology.

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

     Lawrence Berkeley National Laboratory. In July 2001, we entered into an agreement with Lawrence Berkeley Laboratory ("LBL") for rights to a joint invention relating to the treatment of Parkinson's disease. The license is exclusive and worldwide for the duration of the last to expire patent, or approximately 2018. In consideration for the license, we paid an initial license fee and are required to pay LBL royalties based on net sales of products which utilize the licensed technology.

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

COLLABORATION AGREEMENT

     Bayer Corporation. In November 2000, we announced a collaboration agreement with Bayer Corporation, a worldwide health care and life sciences company and leader in the development, manufacture, and distribution of hemophilia treatments. Under the terms of the agreement, Bayer, in collaboration with Avigen, will conduct the planned Phase II/III clinical trials for Avigen's Coagulin-B gene therapy treatment for hemophilia B, and receive exclusive worldwide marketing and distribution rights to the product. Avigen will file for regulatory approvals and will be the holder of regulatory licenses worldwide, including the United States, European Union, Canada, and Japan. Avigen will manufacture the product and will receive a substantial share of the gross revenues from future Coagulin-B sales, as well as a royalty on net sales of the product for its intellectual property. The agreement also calls for Bayer to make milestone payments to Avigen, pay for third-party costs of the clinical trials, and pay Avigen's costs of manufacturing AAV vector used in the trials. Under the terms of the deal, Bayer AG, an affiliate of Bayer Corporation, purchased shares of our common stock for $15 million, which was at a premium to the market price set at the time the deal was announced. The sale of the common stock to Bayer AG was completed in February 2001, and was reflected in our financial statements at June 30, 2001.

RESEARCH REVENUES AND EXPENSES

     Research and development expense for the years ended June 30, 2001, 2000 and 1999 for Avigen-sponsored research was $17.0 million, $8.0 million, and $6.5 million, respectively. Of that, $86,000, $58,000 and $185,000, respectively, was reimbursed by third parties and reflected as grant revenues on the statement of operations.

     In 1998, Johns Hopkins University and Avigen entered into an agreement under which Johns Hopkins University agreed to provide research funding through a National Institutes of Health Grant. The funded project consisted of researching Capsid-Targeted Viral Inactivation in the treatment of HIV. The agreement was extended through March 2001, but has now expired. As of June 30, 2001, we were no longer party to any agreements that would reimburse our research and development expenses from a third party.

MANUFACTURING

     We have developed a proprietary manufacturing process for AAV vectors and have implemented government mandated manufacturing policies and procedures. The manufacturing process involves the introduction into cells of a set of genes that provide the cells with the instructions to make the AAV vector. After a period of AAV vector production, the cells are recovered, broken apart, and AAV vectors are purified from the resulting mixture. We perform a set of tests to confirm the purity and activity of the material. Our manufacturing process does not involve the use of adenovirus. We believe we have the capacity to manufacture AAV vectors in commercial-scale quantities, and with the completion of our second manufacturing facility, we believe we shall soon be able to produce enough product to support the needs of two independent clinical trials.

COMPETITION

     The field of gene therapy drug development is new and rapidly evolving, and it is expected to continue to undergo significant and rapid technological change. We expect that we will experience intense competition both from other companies in the gene therapy field and from companies that have other forms of treatment for the diseases currently being targeted. We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, that are exploring gene-based drugs or are actively engaged in gene delivery research and development. These include companies making protein therapies for hemophilia, Gaucher disease, and anemia such as Amgen Inc., Aventis S.A., Bayer Corporation, Baxter Healthcare Corporation, Genzyme Corporation, Johnson & Johnson and Wyeth-Ayerst Laboratories. In addition, companies directly engaged in gene therapy product development include: Cell Genesys, Inc., Chiron Corporation, Genstar Corp., Medigene AG, Targeted Genetics Corporation, and Transkaryotic Therapies, Inc.

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

     Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sales of their products before their competitors, may achieve a significant competitive advantage. We are aware that other companies or institutions are pursuing development of new drugs and technologies directly targeted at applications for which we are developing drug compounds. For example, we are aware that Transkaryotic Therapies is conducting a Phase I/II clinical trial to treat hemophilia A patients using a nonviral vector-based system.

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

GOVERNMENT REGULATION

     The production and marketing of our proposed products are subject to regulation for safety, efficacy, and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act. Biological products, in addition to being subject to certain provisions of this act, are also regulated under the Public Health Service Act. These laws and the regulations promulgated thereunder govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotional practices, and import and export of drugs and biological products. In general, the Center for Biologics Evaluation and Research holds primary responsibility for the regulation of biological products and has handled the IND application submissions of most gene therapy products to date. At the present time, we believe that our products will be regulated as biologics by the FDA and comparable foreign regulatory bodies. Gene therapy is, however, a relatively new technology and has not been extensively tested in humans. The regulatory requirements governing gene therapy products are uncertain and are subject to change. No gene therapy products have been approved to date in the United States or any foreign country.

     Under the National Institutes of Health ("NIH") guidelines for research involving recombinant DNA molecules, clinical protocols involving human gene transfer conducted at institutions receiving NIH funds cannot be initiated without simultaneous submission of information describing the proposed clinical protocol to both the NIH and the FDA. Submission to the FDA will be in the form of an IND application, while submission to the NIH shall be for registration purposes and determination regarding the necessity of full review by the Recombinant DNA Advisory Committee, or "RAC," of the NIH. Full RAC review of an individual human gene transfer protocol can be initiated by the NIH director or recommended to the NIH director by three or more RAC members or other federal agencies. An individual human gene transfer protocol that is recommended for full RAC review should represent novel characteristics deserving of public discussion. Prior to submission of a human gene transfer experiment to NIH, the principal investigator must obtain Institutional Biosafety Committee approval from each institution that will handle recombinant DNA material that is to be administered to human subjects and institutional review board, or "IRB," approval from each institution in which human subjects will undergo gene transfer. The review process conducted by the NIH and the FDA can be unpredictable and may result in considerable time and expense to us.

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

     - successful inspection of manufacturing facilities by the FDA as part of the BLA approval process; and

     - FDA approval of the BLA prior to any commercial sale or shipment of the biological product.

     Domestic drug and biological manufacturing establishments are subject to inspections at any time by the FDA and must comply with good manufacturing practices regulations enforced by the FDA through its facilities inspection program. Manufacturers of biological products also must comply with FDA general biological product standards. In addition, since our manufacturing facilities are all located in California, we have obtained a drug manufacturing license from the State of California for any of our products administered to humans, including products intended for clinical trials.

     Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and, if possible, efficacy of the product. Preclinical safety studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will become automatically effective 30 days after its receipt by the FDA unless the FDA indicates prior to the end of the 30-day period that it does not wish the trials to proceed as outlined in the IND. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials must be conducted in accordance with the FDA's good clinical practice guidelines and must be approved by the IRB at the institution where the study will be conducted. The IRB will consider, among other things, safety, and ethical issues, proper informed consent of the human subjects, possible issues relating to health care costs and potential liability of the institution. The IRB may require changes in a protocol, and we cannot assure you that the IRB will permit any given study to be initiated or completed.

     Clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I typically involves the initial introduction of the drug into patients primarily to determine the drug's safety, metabolism, pharmacokinetics and pharmacological actions in humans, and the side effects associated with increasing doses. Phase II typically involves studies in a limited patient population:

     - to further identify possible adverse effects and safety risks;

     - to determine the efficacy of the drug for specific diseases; and

     - to determine dosage tolerance and optimal dosage.

     If the drug appears to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate efficacy and safety within an expanded patient population typically at geographically dispersed clinical study sites. We cannot assure you that Phase I, Phase II, or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of our products subject to this testing. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that patients are being exposed to an unacceptable health risk. FDA regulations also subject sponsors of clinical investigations to numerous regulatory requirements related to, among other things, selection of qualified investigators, proper monitoring of investigations, record keeping and record retention and notice to investigators and the FDA of any death or serious unexpected adverse reaction. In addition, the FDA may require post marketing clinical studies, sometimes referred to as Phase IV clinical trials, which will require extensive patient monitoring and record keeping and may result in restricted marketing of the product for an extended period of time.

     The results of the pharmaceutical development, preclinical studies, and clinical trials are submitted to the FDA in the form of a BLA for approval of the manufacture, marketing, sale, and commercial shipment and distribution of the biological product. The testing and approval process is likely to require substantial time and effort, and we cannot assure you that any approval will be granted on a timely basis, if at all. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post marketing testing and surveillance to monitor the safety or efficacy of a product. Moreover, if regulatory approval of a biological product is granted, this approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to good manufacturing practices, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, financial resources, and effort in the area of production and quality control.

     In accordance with the Orphan Drug Act, the FDA may grant Orphan Drug status to certain drugs intended to treat a "rare disease or condition" defined as a disease or condition which affects fewer than 200,000 people in the United States, or which affects more than 200,000 people for which the cost of developing and marketing the drug will not be recovered from sales of the drug in the United States. An approved Orphan Drug may provide certain benefits including exclusive marketing rights in the United States to the drug for the approved disease for seven years following marketing approval and federal income tax credits for certain clinical trial expenses. In July 2001, Avigen announced that we were notified by the FDA that Coagulin-B, our AAV vector for treating hemophilia B delivered via intramuscular injection or infusion to the liver, qualified for orphan drug designation. In addition, we believe that some of our other potential products may qualify for Orphan Drug status as well, but we cannot assure you that these products will receive

FDA approval or that Coagulin-B or our other potential products will receive any benefit under the Orphan Drug Act. In addition, there is no assurance that potential benefits provided by the Orphan Drug Act will not be significantly limited by amendment by the United States Congress and/or reinterpretation by the FDA.

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

     In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other federal, state and local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, we could be held liable for any damages that result from accidental contamination or injury and this liability could exceed our resources.

LIABILITY INSURANCE

     The manufacture and sale of medical products entail significant risk of liability claims. We have established liability insurance prior to beginning our clinical trials; however, there can be no assurance that this coverage will be adequate to protect us from any liabilities we might incur in connection with the testing of our products in clinical trials or future sale of our products upon commercialization. In addition, we may require increased product liability coverage as additional products are used in clinical trials and commercialized. This insurance is expensive and may not be available on acceptable terms in the future, if at all. A successful liability claim or series of claims brought against us in excess of its insurance coverage could have a material adverse effect on our business and results of operations.

EMPLOYEES

     As of August 31, 2001, Avigen had 127 full-time employees, 28 of whom have Ph.D. or M.D. degrees, including 102 employees in research and development, and 25 in general administration, finance, legal, and regulatory and clinical affairs. We also rely on a number of part-time employees and consultants. None of our employees are represented by a collective bargaining agreement nor have we ever experienced a work stoppage. We believe that our relationship with our employees is good.

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

     Alan McClelland, Ph.D. (Chairman), serves as Vice President, Research and Development, of Avigen.

     Jef D. Boeke, Ph.D., D.Sc., is Professor of Molecular Biology & Genetics and Professor of Oncology at The Johns Hopkins University School of Medicine. Dr. Boeke studies the mechanism of insertion of mobile elements into DNA. He has authored more than 150 publications.

     Katherine A. High, M.D., is the William H. Bennett Associate Professor of Pediatrics at the University of Pennsylvania in Philadelphia and the Director of Research of the Hematology Division at The Children's Hospital of Philadelphia. Dr. High is an expert in both basic and clinical aspects of blood coagulation and is a well-recognized authority on gene transfer for bleeding disorders. She is an officer of the American Society of Gene Therapy and on the editorial board of Molecular Therapy, the journal of ASGT.

     Mark A. Israel, M.D., is Professor of Pediatrics and Genetics at Dartmouth Medical School. He is Director of the Norris Cotton Cancer Center of Dartmouth-Hitchcock Medical Center. Dr. Israel's research has focused on the molecular and cellular biology of tumors of the nervous system. He has authored more than 200 publications

     Yuichi Iwaki, M.D., Ph.D., serves as a director of Avigen, and is a Professor of the Departments of Urology and Pathology at the University of Southern California. He is currently Director of the Transplantation Immunology and the Immunogenetic Laboratory. Dr. Iwaki also holds visiting professorships at Nihon University School of Medicine in Japan, at the University of Pittsburgh School of Medicine, and at the University of California, Irvine.

     Y.W. Kan, M.D., D.Sc., is the Louis K. Diamond Professor of Hematology at the University of California at San Francisco. He also is an Investigator of the Howard Hughes Medical Institute. Dr. Kan was the 1991 recipient of the Albert Lasker Clinical Medical Research Award and is noted as a leader in the fields of sickle cell anemia and thalassemia.

     Dr. Randal J. Kaufman, Ph.D., is a Professor of Biological Chemistry and Investigator of the Howard Hughes Medical Institute at the University of Michigan Medical School. Dr. Kaufman and scientists at Genetics Institute were the first to isolate the factor VIII gene and develop recombinant factor VIII for the treatment of hemophilia A. Dr. Kaufman is an expert on the molecular biology of factor VIII and the treatment of Hemophilia A. A major part of his present research is aimed at elucidating fundamental mechanisms that regulate protein folding and cellular responses to unfolded protein within the secretory pathway. He has authored over 200 publications.

     Mark Kay, M.D., Ph.D., is the Director of the Program in Human Gene Therapy, and Professor in the Department of Pediatrics and Genetics at Stanford University School of Medicine. Dr. Kay is one of the founders of the American Society of Gene Therapy. Dr. Kay received the E. Mead Johnson Award for Research in Pediatrics in 2000 and was elected to the American Society for Clinical Investigation in 1997. He is respected worldwide for his work in gene therapy for hemophilia. He is also an Associate Editor of Human Gene Therapy and is a member of the editorial boards of Gene Therapy and Molecular Therapy.

     Haig H. Kazazian, Jr., M.D., is the Seymour Gray Professor and Chairman in the Department of Genetics at the University of Pennsylvania School of Medicine. He is the immediate past president of the American Board of Medical Genetics and a member of the Institute of Medicine. Dr. Kazazian is best known for his research which was instrumental to the molecular characterization of beta-thalassemia. He also was first to discover active "jumping genes" in human beings and has elucidated a number of mechanisms by which these mobile elements have a major impact on the evolution of our genome. In addition, Dr. Kazazian's lab has characterized the molecular defects in hemophilia A and developed a small animal model of the disease.

     Keiya Ozawa, M.D., Ph.D., is a professor and chairman of the Department of Hematology, Division of Cell Transplantation and Transfusion, and Division of Genetic Therapeutics, Center for Molecular Medicine, at Jichi Medical School in Japan, where he has established research and preclinical programs in gene therapy. Dr. Ozawa is regarded as one of the leading authorities on gene therapy in Japan and is responsible for drafting the Japanese government's gene therapy guidelines. He has authored more than 190 publications regarding hematology, virology and gene therapy.

     Jeffrey M. Rosen, Ph.D., is the C.C. Bell Professor of Molecular and Cellular Biology at Baylor College of Medicine. Dr. Rosen is an internationally recognized expert in the field of gene expression. His research focuses primarily on the mechanisms by which hormones and growth factors regulate gene expression and development in the mammary gland and how these mechanisms have been altered in breast cancer. Dr. Rosen has served on the editorial boards of the Journal of Biological Chemistry, Molecular and Cellular Endocrinology, and Executive Editor of NucleicAcids Research and he is currently an Associate Editor of Molecular Endocrinology. He is the recipient of the Endocrine Society Edwin B. Astwood Lecture Award.

     David W. Russell, M.D.,Ph.D., is an Associate Professor in the Department of Medicine at the University of Washington in Seattle. He is an expert on the development of viral vectors for gene therapy, especially on the transduction mechanisms of AAV vectors. Dr. Russell's research interests focus on stem cells and the manipulation of mammalian chromosomes.

                                  RISK FACTORS

     This section briefly discusses certain risks that should be considered by stockholders and prospective investors in Avigen. Many of these risks are discussed in other contexts in other sections of this report.

WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND WE MAY NEVER ACHIEVE
PROFITABILITY

     Since Avigen's inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve and sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of June 30, 2001, we had an accumulated deficit of $67.8 million. The process of developing our products will require significant research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully complete development of our proposed products, obtain required regulatory approvals and manufacture and market our products directly or through partners.

OUR CLINICAL TRIALS FOR COAGULIN-B FOR THE TREATMENT OF HEMOPHILIA B ARE CONDUCTED WITH A SMALL NUMBER OF PATIENTS OVER A SHORT PERIOD OF TIME, AND THE RESULTS REPORTED MAY NOT BE INDICATIVE OF FUTURE RESULTS IN A LARGER NUMBER OF PATIENTS OR HAVE LASTING EFFECTS

     Our current Coagulin-B clinical trial studies are based upon the evaluations of very small groups of patients and any reported progress or results may not be indicative of subsequent progress or results achieved from larger populations, which could be less favorable. Also, since our Coagulin-B clinical trial studies to date are still in very early stages, we do not yet know if any favorable results achieved will have a lasting effect. If a larger population of patients does not experience positive results, or any favorable results do not demonstrate a lasting effect, this product candidate may not receive approval from the FDA for further studies or commercialization. In addition, any report of clinical trial results that are below the expectations of financial analysts or investors would most likely cause our stock price to drop dramatically.

THE SUCCESS OF OUR TECHNOLOGY IN ANIMAL MODELS DOES NOT GUARANTEE THAT THE SAME RESULTS WILL BE REPLICATED IN HUMANS

     Even though our product candidates have shown successful results in mouse and dog models, animals are different than humans and results in animal models may not be replicated in our clinical trials with humans. For example, while the results of our gene therapy treatment for hemophilia B were favorable in both dogs and mice, the measured levels of factor IX gene expression for comparable dosage sizes relative to body mass were different between the two animals. Consequently, you should not rely on the results in any of our animal models as being predictive of the results that we will see in our clinical trials with humans.

BECAUSE OUR PRODUCT CANDIDATES ARE IN AN EARLY STATE OF DEVELOPMENT, THERE IS A HIGH RISK THAT THEY MAY NEVER BE COMMERCIALIZED

     We do not have any product candidates that have received regulatory approval for commercial sale, and we face the risk that none of our product candidates will ever receive regulatory approval. All of our product candidates are in early stages of development. We have only one product candidate, Coagulin-B for the treatment of hemophilia B, in clinical trials, and this product candidate is only in phase I of the clinical trial process. We are not aware of any gene therapy products of other companies that have received regulatory approval for commercial sale, and do not expect any of our prospective products, including Coagulin-B for the treatment of hemophilia B, to be commercially available for at least several years. As results of future stages of clinical trials become available and are evaluated, we may decide at any time to discontinue any further development of one or more of our potential products.

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

ADVERSE EVENTS IN THE FIELD OF GENE THERAPY MAY NEGATIVELY IMPACT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR POTENTIAL PRODUCTS

     In November 1999, the death of a patient involved in a clinical trial unrelated to Avigen, which was testing a viral-based gene therapy treatment for a rare metabolic disorder using adenovirus, was widely publicized. This death and other potential adverse events in the field of gene therapy, as well as any potential adverse events from other types of drug development clinical trials, that may occur in the future could result in greater governmental regulation of our potential products and potential regulatory delays relating to the testing or approval of our potential products.

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

     The clinical trial process is complex, uncertain and expensive. Positive results from preclinical studies and early clinical trials do not ensure positive results in clinical trials designed to permit application for regulatory approval. Prior to marketing in the United States, any product developed by us must undergo rigorous preclinical testing and clinical trials as well as an extensive regulatory approval process implemented by the FDA. The FDA approval process is typically lengthy and expensive, and approval is never certain. Because of the risks and uncertainties in biopharmaceutical development, our gene therapy products could take a significantly longer time to gain regulatory approval than we expect or may never gain FDA approval. If we do not receive these necessary approvals from the FDA, we will not be able to generate substantial revenues and will not become profitable. We may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining these regulatory approvals include:

     - gene therapy is a new, largely unproven and rapidly evolving technology;

     - to date, there has been only limited research and development in gene therapy using adeno-associated virus ("AAV") vectors, which we believe will cause clinical trials to proceed more slowly than clinical trials involving traditional drugs;

     - FDA approval, which may be withheld, is required to begin clinical trials of our potential products;

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

     - none of our proposed products have yet been involved in tests designed to measure their effectiveness in humans; and

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

AAV TECHNOLOGY IS STILL NEW AND DEVELOPING RAPIDLY; VERY LITTLE CLINICAL DATA RESULTS EXIST AND NEW INFORMATION MAY ARISE WHICH MAY CAUSE US DELAYS IN DESIGNING OUR PROTOCOLS, SUBMITTING APPLICATIONS THAT SATISFY ALL NECESSARY REGULATORY REVIEW REQUIREMENTS, AND ULTIMATELY COMPLETING THE CLINICAL TRIALS OF OUR PRODUCTS

     Clinical trials are governed by regulations enforced by the FDA. Our technology is fairly new, and we have limited historical data from preclinical studies or clinical trials that are often necessary to satisfy the FDA's regulatory review process. In addition, as new information about the technology becomes available, it may change perceptions of previously accepted data, which could require additional periods of time to review and interpret these data. Consequently, we may encounter deficiencies in the design or application stages while developing our clinical trial studies, or in the subsequent implementation stages of such studies, which could cause us or the FDA to delay, suspend or terminate our trials at any time. Potential problems we may encounter in the implementation stages of our studies include the chance that we may not be able to conduct clinical trials at preferred sites, obtain sufficient test subjects or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or conduct of the investigation.

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

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR POTENTIAL PRODUCTS, WHICH RAISES UNCERTAINTY ABOUT OUR ABILITY TO MANUFACTURE OUR POTENTIAL PRODUCTS COST-EFFECTIVELY

     Even if we are able to develop our potential products and obtain necessary regulatory approvals, we have limited experience in manufacturing any of our proposed products on a commercial basis. If we are unable to manufacture our products in a cost-effective manner, we are not likely to become profitable. We have not yet received a license from the FDA for our manufacturing facilities, and cannot apply for one until we submit our product for commercial approval. Even if we do receive a manufacturing license, we may fail to maintain adequate compliance with the FDA's regulations concerning current good manufacturing practices, in which case the license, and our authorization to manufacture product, would be revoked.

WE HAVE NO EXPERIENCE IN MARKETING OR SELLING OUR POTENTIAL PRODUCTS, WHICH RAISES UNCERTAINTY ABOUT OUR ABILITY TO COMMERCIALIZE OUR POTENTIAL PRODUCTS COST-EFFECTIVELY

     Even if we are able to develop our potential products and obtain necessary regulatory approvals, we have no experience in marketing or selling any of our proposed products. We do not anticipate establishing our own sales and marketing capabilities for any of our potential products in the foreseeable future. We have entered into an agreement with Bayer Corporation, a worldwide health care and life sciences company and a leader in the development, manufacture, and distribution of hemophilia treatments, which grants Bayer Corporation exclusive worldwide marketing and distribution rights for Coagulin-B. If Bayer Corporation does not perform under this agreement, then we would need to market this product ourselves, and we may not be able to establish adequate marketing capabilities for this product. Similarly, we may not be able to develop adequate marketing capabilities for our other potential products either on our own or through other third parties.

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

IF WE DO NOT ACHIEVE CERTAIN MILESTONES, WE MAY NOT BE ABLE TO RETAIN CERTAIN LICENSES TO OUR INTELLECTUAL PROPERTY

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

     We are aware that other companies are conducting preclinical studies and clinical trials for viral and non-viral gene therapy products. For example, one of these companies is supporting clinical studies for use of AAV vectors in the treatment of cystic fibrosis, and a second company is conducting clinical studies for use of AAV vectors for ex vivo cancer treatments. See "Item 1. Business -- Competition" for a more detailed discussion of the competition we face.

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

WE MAY BE UNABLE TO ATTRACT AND RETAIN THE QUALIFIED EMPLOYEES WE NEED TO BE SUCCESSFUL

     We are highly dependent on members of our senior management, as well as members of our staff that lead or play critical roles in our research and development efforts. The loss of any of these persons, or our inability to recruit additional personnel necessary to our business, could substantially impair our research and development efforts and impede our ability to develop and commercialize any of our products. Recruiting and retaining qualified technical and managerial personnel will also be critical to our success. Our business is located in the San Francisco Bay Area in California, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. In addition, we rely on consultants and advisors to assist us in formulating our research and development strategy. A majority of our scientific advisors are engaged by us on a consulting basis and are employed on a full-time basis by employers other than us and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.

WE MUST SECURE ADDITIONAL FINANCING, OTHERWISE WE WILL NOT BE ABLE TO DEVELOP OUR PRODUCTS

     We will require substantial additional funding to complete the research and development activities currently contemplated and to commercialize our products. If we do not obtain these funds, we will not be able to develop our products. We anticipate that our existing capital resources as of June 30, 2001, will be adequate to fund our needs for at least the next three years. Our future capital requirements will depend on many factors, including:

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

WE FACE THE RISK OF LIABILITY CLAIMS WHICH MAY EXCEED THE SCOPE OR AMOUNT OF OUR INSURANCE COVERAGE

     The manufacture and sale of medical products entail significant risk of liability claims. We currently carry liability insurance; however, we cannot assure you that this coverage will remain in place or that this coverage will be adequate to protect us from all liabilities which we might incur in connection with the use of our products in clinical trials or the future use or sale of our products upon commercialization. In addition, we may require increased liability coverage as additional products are used in clinical trials and commercialized. This insurance is expensive and may not be available on acceptable terms in the future, if at all. A successful liability claim or series of claims brought against us in excess of our insurance coverage could harm our business. We must indemnify certain of our licensors against any liability claims brought against them arising out of products developed by us under these licenses.

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

     Certain provisions of our charter and the Delaware Law may negatively affect the ability of a potential buyer to attempt a takeover of Avigen, which may have a negative effect on the price investors are willing to pay for our common stock. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. This would enable the Board of Directors to establish a shareholder rights plan, commonly referred to as a "poison pill," which would have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of Avigen. In addition, our board of directors is divided into three classes, and each year on a rotating basis the directors of one class are elected for a three-year term. This provision could have the effect of making it less likely that a third party would attempt to obtain control of Avigen. Furthermore, certain other provisions of our restated certificate of incorporation may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of the our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

OUR STOCK PRICE IS VOLATILE, AND AS A RESULT INVESTING IN OUR COMMON STOCK IS VERY RISKY

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

     - public concern as to the safety of gene therapy, recombinant biotech or traditional pharmaceutical products;

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

ITEM 2. PROPERTIES

     We lease approximately 90,500 square feet and sublease approximately 22,000 square feet in two adjacent buildings, for a total of 112,500 square feet of manufacturing, research laboratory and office space in an established commercial neighborhood in Alameda, California. One lease and the sublease account for approximately 45,000 square feet, and expire in May 2003; however, we have an extension for the combined space that runs for an additional five years and expires in 2008. Also, in December 2000, we entered into an additional 10-year lease for 67,500 square feet in a second building adjacent to the original facility. The lease of this second building will expire in November 2010. We believe that these facilities will be adequate to meet our property needs for at least the next three years.

ITEM 3. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of Avigen's common stock commenced trading on the Nasdaq National Market on May 22, 1996, under the symbol "AVGN".

     We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.

     The following table sets forth, for fiscal periods indicated, the range of high and low sale prices available for the fiscal years 2000 and 2001.

                            2000                               HIGH     LOW
                            ----                              ------   ------
Quarter Ended 9/30/99.......................................  $13.25   $ 5.63
Quarter Ended 12/31/99......................................  $37.00   $12.25
Quarter Ended 3/31/00.......................................  $89.00   $28.00
Quarter Ended 6/30/00.......................................  $46.75   $25.00

                            2001                               HIGH     LOW
                            ----                              ------   ------
Quarter Ended 9/30/00.......................................  $47.88   $29.63
Quarter Ended 12/31/00......................................  $49.75   $19.75
Quarter Ended 3/31/01.......................................  $21.50   $ 9.75
Quarter Ended 6/30/01.......................................  $22.50   $ 9.81

     As of September 6, 2001, there were approximately 198 holders of record of our common stock.

     During the three-month period ended June 30, 2001, Avigen issued the following numbers of shares of its common stock to the following entities:

          ENTITY            NUMBER SHARES  PRICE/SHARE   AGGREGATE PURCHASE PRICE
          ------            -------------  -----------   ------------------------
Saint Honore vie Et Sante   55,618 shares     $2.18              $121,247
Prigest SA                  23,255 shares     $2.65              $ 61,626

     The shares were issued upon the exercise of warrants previously sold in private placements. These shares were issued in reliance on Section 4(2) under the Securities Act in that they were issued to the original purchasers of the warrants. These purchasers represented, in connection with such purchases of the warrants, that they were accredited investors as defined in Regulation D under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                          OCTOBER 22,
                                               FISCAL YEARS ENDED JUNE 30,                    1992
                                    -------------------------------------------------     (INCEPTION)
                                      2001       2000      1999      1998      1997     TO JUNE 30, 2001
                                    --------   --------   -------   -------   -------   ----------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Grant and other revenue...........  $    116   $     58   $   185   $     0   $    98       $    722
Expenses:
  Research and development........    17,041      7,953     6,490     6,235     4,033         50,082
  General and administrative......     6,761      4,516     3,445     2,990     2,352         24,321
  In-License Fees.................         0      5,034         0         0         0          5,034
                                    --------   --------   -------   -------   -------       --------
                                      23,802     17,503     9,935     9,225     6,385         79,437
                                    --------   --------   -------   -------   -------       --------
Loss from operations..............   (23,686)   (17,445)   (9,750)   (9,225)   (6,287)       (78,715)
Interest income, net..............     7,727      2,419       148       365       710         10,799
Other income, net.................       (55)       (13)       (9)      (17)       (1)            92
                                    --------   --------   -------   -------   -------       --------
Net loss..........................  $(16,014)  $(15,039)  $(9,611)  $(8,877)  $(5,578)      $(67,824)
                                    --------   --------   -------   -------   -------       --------
Net loss per share................  $  (0.85)  $  (1.03)  $ (0.99)  $ (1.22)  $ (0.77)
                                    ========   ========   =======   =======   =======

                                                                    JUNE 30,
                                              ----------------------------------------------------
                                                2001       2000       1999       1998       1997
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and available for
  sale securities...........................  $157,737   $ 77,953   $ 14,881   $  4,477   $ 13,039
Working capital.............................   158,341     76,732     13,471      4,635     11,936
Total assets................................   174,946     85,287     16,183      5,997     14,760
Long-term obligations.......................     5,391      4,113        265      1,052      1,316
Deficit accumulated during development
  stage.....................................   (67,823)   (51,810)   (36,771)   (27,160)   (18,283)
Stockholders' equity........................   167,182     79,013     14,323      3,583     12,341

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Avigen's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a differences include, but are not limited to, those discussed herein and in "Risk Factors" in Item 1.

OVERVIEW

     Since its inception, Avigen has devoted substantially all of its resources to research and development activities. We are a development stage company and have not received any revenue from the sale of products, and we do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At June 30, 2001 we had an accumulated deficit of $67.8 million.

     In November 2000, we announced a collaboration agreement with Bayer Corporation, a worldwide health care and life sciences company and leader in the development, manufacture, and distribution of hemophilia treatments. Under the terms of the agreement, Bayer, in collaboration with Avigen, will conduct the planned Phase II/III clinical trials for Avigen's Coagulin-B gene therapy treatment for hemophilia B, and receive exclusive worldwide marketing and distribution rights to the product. Avigen will file for regulatory approvals and will be the holder of regulatory licenses worldwide, including the United States, European Union, Canada, and Japan. Avigen will manufacture the product and will receive a substantial share of the gross revenues from future Coagulin-B sales, as well as a royalty on net sales of the product for its intellectual property. The agreement also calls for Bayer to make milestone payments to Avigen, pay for third-party costs of the clinical trials, and pay Avigen's costs of manufacturing AAV vector used in the trials. Under the terms of the deal, Bayer AG, an affiliate of Bayer Corporation, purchased shares of our common stock for $15 million, which was at a premium to the market price set at the time the deal was announced. The sale of the common stock to Bayer AG was completed in February 2001, and was reflected in our financial statements at June 30, 2001.

RESULTS OF OPERATIONS

  Fiscal years ended June 30, 2001, 2000, and 1999.

     Our revenue consists primarily of grant revenue. Total revenue was $116,000 for the year ended June 30, 2001, compared to $58,000 and $185,000 for the years ended June 30, 2000 and 1999, respectively. All grant revenue for these years consisted of reimbursements under a grant from the National Institutes of Health, which expired on March 31, 2001.

     Our research and development expenses totaled $17.0 million for the year ended June 30, 2001, an increase from $8.0 million for the year ended June 30, 2000, and $6.5 million for the year ended June 30, 1999. The increase in research and development expenses during fiscal 2001 over the previous year was primarily related to an increase in personnel, an increase in new research and production facilities placed in operation, and the consumption of higher levels of raw materials used to produce larger quantities of vector than at the same time last year. The increase in research and development expenses during fiscal 2000 over fiscal 1999 was primarily due to an increase in personnel and related recruitment costs for additional scientific and manufacturing staff. These additional personnel were hired to support the expansion of our product development efforts, including our clinical trial for the treatment of hemophilia B that began in June 1999. The increase in research and development expenses in fiscal 2000, when compared to fiscal 1999, also included over $650,000 in higher research fees paid to third-party collaborators in connection with the clinical trial and other preclinical studies. We expect future research and development spending to continue to increase over the next several years as we continue to expand our research, product development, and clinical trial efforts.

     General and administrative expenses totaled $6.8 million for the year ended June 30, 2001, up from $4.5 million for the year ended June 30, 2000, and $3.4 million for the year ended June 30, 1999. During fiscal

2001, general and administrative expenses rose primarily due to higher personnel and recruitment costs for increased staff and higher insurance costs due to increases in coverage and market rates. The rise in expenses during fiscal 2000 over the previous year was also primarily related to higher personnel and recruitment costs, as well as an increase in legal fees related to our patent and other intellectual property activities. In general, we expect these expenses to continue to increase as the level of our activities increase, but should continue to decrease as a percentage of total expenses as we expand our research and development efforts.

     In the year ended June 30, 2000, we incurred in-license fees of $5.0 million in connection with new agreements to in-license certain patents that we use in our research and development efforts. The full-year expense included cash payments to licensors of approximately $1.8 million and a non-cash charge for warrants issued to a licensor that were valued at approximately $3.2 million. These expenses are primarily initiation fees, and are not predictive of initial in-license fees to be incurred in future periods.

     Interest income for the year ended June 30, 2001 was $7.9 million, up from $2.5 million for the year ended June 30, 2000 and $326,000 in fiscal 1999. Interest income has risen in each of the last two years due to the sizeable increases in cash and investments in available for sale securities from the application of proceeds received from the multiple sales of common stock. During fiscal 2001, we raised a total of $102.7 million in connection with sales of stock pursuant to a public offering in November 2000, in connection with a collaborative agreement with Bayer Corporation in February 2001, and as a result of on-going exercises of previously issued warrants and options. In fiscal 2000, we raised $74.8 million in connection with sales of stock and warrants in a private placement that was completed in November 1999, the sale of stock in a public offering completed in April and May of 2000, and on-going exercises of previously issued warrants and options.

LIQUIDITY AND CAPITAL RESOURCES

     Cash expenditures have significantly exceeded revenue since our inception. Our operations have principally been funded through public offerings and private placements of equity securities. Since our initial public offering in May 1996, we have completed private placements of our common stock and warrants to purchase our common stock, raising net proceeds of approximately $57.6 million, and two public offerings raising net proceeds of approximately $113.7 million. In addition, we completed the sale of common stock to Bayer AG that raised net proceeds of $15.0 million. During the same five-year period since May 1996, as a result of exercises of warrants and options to purchase our common stock, we raised an additional $11.8 million. The timing and size of the exercise of these warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised from exercises of stock options and warrants in past periods should not be considered an indication of additional funds to be raised in the future periods. In addition, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with other parties to conduct research and development and using consultants, where appropriate. We expect to incur additional future expenses, resulting in significant losses, as we continue and expand our research and development activities and undertake additional preclinical studies and clinical trials of our gene therapy product candidates. We also expect to incur substantial expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     At June 30, 2001, we had cash, cash equivalents and available for sale securities, including accrued interest, of approximately $160.1 million, compared to $78.9 million at June 30, 2000. This increase is principally due to the November 2000 public offering of our common stock and the sale of stock to Bayer AG in February 2001.

     For the year ended June 30, 2001, net cash used in operating activities was $15.2 million, an increase over the same amounts for the years ended June 30, 2000 and 1999 of $11.7 million and $9.1 million, respectively. Excluding interest income earned on our cash, cash equivalents, and available for sale securities in each of these three years, cash used to cover operating expenses rose to $21.6 million for the year ended June 30, 2001, up from $13.5 million and $9.4 million, for the years ended June 30, 2000 and 1999, respectively.

     Our current office and facility includes approximately 112,500 square feet of space. Of this, approximately 45,000 square feet of space is leased through May 2008, carrying projected lease payments totaling

$701,000 for fiscal 2002, and approximately 67,500 square feet of space is leased through November 2010, carrying projected lease payments totaling $1.0 million for fiscal 2002. Total annual lease obligations for the combined properties continue to increase, rising to as much as $2.6 million for fiscal 2008. Scheduled rent obligations for the years ended June 30, 2009 and 2010 are estimated at approximately $1.6 million each, and only include commitments for the 67,500 square foot lease.

     In November 2000, we refinanced a $10.0 million revolving line of credit that had been put in place with Wells Fargo Bank in June 2000 to provide financial support for construction related activities. Under the terms of the agreement, the line of credit continues to be available through June 1, 2003, and bears interest at a floating rate based on the London Inter-Bank Offered Rate, which is reset in three-month increments after the date of each drawdown. At June 30, 2001, we had borrowed $5.0 million from the line of credit and had reserved an additional $2.0 million in borrowing capacity to secure a letter of credit in connection with the property lease entered into in November 2000. This reduced our remaining borrowing capacity under the line of credit at June 30, 2001 to $3.0 million. Also in June 2001, we made the final payment on a secured capital lease facility that was originated in May 1997. With this payment, the facility was terminated and we had no further obligation or availability.

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We anticipate that our capital resources at June 30, 2001 will be adequate to fund our needs through at least the next three years. However, this forward-looking statement is based upon our current plans and assumptions, which may change. Our future operating and capital requirements will depend on many factors, including:

     - continued scientific progress in research and development programs;

     - the scope and results of preclinical studies and clinical trials;

     - the time and costs involved in obtaining regulatory approvals.

     - the costs involved in filing, prosecuting and enforcing patents claims and other intellectual property rights;

     - competing technological developments;

     - the cost of manufacturing scale-up;

     - the costs of commercialization activities; and

     - other factors which may not be within our control.

     We intend to continue to seek additional funding through public or private equity or debt financing, when market conditions allow. If we raise additional funds by issuing equity securities, there may be further dilution to existing stockholders. We cannot assure our investors that we will be able to enter into such financing arrangements on acceptable terms or at all. Without additional funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes us to material market risk. We have also evaluated the risk associated with our Wells Capital Management investments in securities and owing to the short-term nature of our available for sale securities portfolio, have deemed this risk immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference. Supplementary data for each of the quarters in the fiscal years ending

June 30, 2001 and 2000 are set forth under Note 13 of the financial statements and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers may be found in the sections entitled "Proposal 1 -- Election of Directors,"
"Management -- Executive Officers of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the solicitation of proxies for Avigen's Annual Meeting of Stockholders to be held on November 16, 2001 (the "Proxy Statement"). Such information is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

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

     (3) Exhibits

           EXHIBIT
           NUMBER                                EXHIBITS
           -------                               --------
         3.1(1)        Amended and Restated Certificate of Incorporation
         3.1.1(13)     Certificate of Amendment of Certificate of Incorporation
         3.2(1)        Restated Bylaws of the Registrant
         4.1(1)        Specimen Common Stock Certificate
        10.1(7)        Nonstatutory Stock Option Outside of Plans to Philip J.
                       Whitcome.
        10.2(1, 2)     1993 Stock Option Plan
        10.3(2, 14)    1996 Equity Incentive Plan, as amended
        10.4(1, 2)     Form of Incentive Stock Option Grant for 1996 Equity
                       Incentive Plan
        10.5(1, 2)     Form of Nonstatutory Stock Option Grant for 1996 Equity
                       Incentive Plan
        10.6(2, 14)    1996 Non-Employee Director Stock Option Plan, as amended
        10.7(2, 4)     1997 Employee Stock Purchase Plan
        10.8(1, 2)     Form of Indemnification Agreement between Avigen and its
                       directors and executive officers.
        10.9(1)        Form of Common Stock Warrant
        10.10(2, 5)    2000 Equity Incentive Plan
        10.11(2, 12)   Form of Nonstatutory Stock Option Grant for 2000 Equity
                       Incentive Plan
        10.12(1)       Form of Series C Preferred Stock Warrant
        10.13(3)       Form of Common Stock and Warrant Purchase Agreement, dated
                       October 29, 1999
        10.14          Form of Incentive Stock Option Grant for 1993 Stock Option
                       Plan
        10.15          Form of Nonstatutory Stock Option Grant for 1993 Option Plan
        10.20(1)       License Agreement between Avigen and Research Corporation
                       Technologies, Inc., dated May 15, 1992, as amended as of
                       March 21, 1996 and April 26, 1996
        10.21(1)       License Agreement between Avigen and The Johns Hopkins
                       University, dated November 23, 1993, as amended as of March
                       21, 1996
        10.27(1, 2)    Employment Agreement dated August 10, 1992, between Avigen and John Monahan.
        10.29(2, 6)    Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.
        10.32          Revolving line of credit note signed November 2, 2000 with
                       Wells Fargo Bank.
        10.33          Letter Agreement to the revolving line of credit note signed
                       November 2, 2000 with Wells Fargo Bank.
        10.34          Form of Common Stock Warrant Issued In August/September
                       1998.
        10.35          Form of Common Stock Warrant Issued In October 1998 Private
                       Placement.
        10.36(2, 8)    Management Transition Plan
        10.37          Form of Common Stock Warrant Issued in February 1999 Private
                       Placement.
        10.38(4, 11)   Factor IX patent and know-how exclusive license agreement
                       between the Childrens Hospital of Philadelphia and Avigen, dated May 20, 1999.
        10.39(11, 9)   License Agreement between Avigen and the University of
                       Florida Research Foundation, Inc., dated November 13, 1992, and its First Amendment, dated March 25, 1996.

           EXHIBIT
           NUMBER                                EXHIBITS
           -------                               --------
        10.40(11, 10)  License Agreement, dated March 3, 2000, by and between BTG
                       International Ltd., a British corporation and Avigen
        10.41(10)      Property Lease Agreement between ARE-1201 Harbor Bay, LLC
                       and Avigen, dated February 29, 2000
        10.42(10)      Property Sublease between Lucent Technologies, Inc. and
                       Avigen, dated February 1, 2000
        10.43(11)(13)  Agreement between Bayer Corporation and Avigen, dated
                       November 17, 2000
        10.44(13)      Subscription and Registration Rights Agreement by and
                       between Bayer AG and Avigen, Inc., dated November 17, 2000.
        10.45(13)      Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
        10.46(13)      First Amendment to Lease Agreement between Lincoln-RECP
                       Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
        10.47(13)      Second Amendment to Lease Agreement between Lincoln-RECP
                       Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.
        10.48          Amendment to Agreement between Bayer Corporation and Avigen, dated June 30, 2001.
        23.1           Consent of Ernst & Young LLP, Independent Auditors
        24.1           Power of Attorney (Reference to the signature page herein)

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

 (7) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Registration Statement on Form S-8 (Registration No. 333-12087) filed with the SEC on September 16, 1996.

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

(11) Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(12) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Annual Report on Form 10-K for the year ended June 30, 2000, as filed with the SEC on September 27, 2000.

(13) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Quarterly Report on Form 10-Q for the quarter year ended December 31, 2000, as filed with the SEC.

(14) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Registration Statement on Form S-8 (Registration No. 333-56274) filed with the SEC on February 27, 2001.

(b)  Avigen filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVIGEN, INC.

                                          By:       /s/ JOHN MONAHAN
                                            ------------------------------------
                                                    John Monahan, Ph.D.
                                             President, Chief Executive Officer
                                                         and Director
Dated: September 25, 2001

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                  /s/ JOHN MONAHAN                      President, Chief Executive   September 25, 2001
-----------------------------------------------------      Officer and Director
                 John Monahan, Ph.D.                       (Principal Executive
                                                                 Officer)

                /s/ THOMAS J. PAULSON                    Chief Financial Officer     September 25, 2001
-----------------------------------------------------    (Principal Financial and
                  Thomas J. Paulson                        Accounting Officer)

               /s/ PHILIP J. WHITCOME                     Chairman of the Board      September 25, 2001
-----------------------------------------------------
              Philip J. Whitcome, Ph.D.

                  /s/ ZOLA HOROVITZ                              Director            September 25, 2001
-----------------------------------------------------
                Zola Horovitz, Ph.D.

                  /s/ YUICHI IWAKI                               Director            September 25, 2001
-----------------------------------------------------
              Yuichi Iwaki, M.D., Ph.D.

              /s/ JOHN K.A. PRENDERGAST                          Director            September 25, 2001
-----------------------------------------------------
            John K.A. Prendergast, Ph.D.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   F-2
Balance Sheets at June 30, 2001 and 2000....................   F-3
Statements of Operations for Years Ended June 30, 2001,
  2000, 1999 and for the period from October 22, 1992
  (inception) through June 30, 2001.........................   F-4
Statements of Stockholders' Equity for Years Ended June 30,
  2001, 2000, 1999 and for the period from October 22, 1992
  (inception) through June 30, 2001.........................   F-5
Statements of Cash Flows for Years Ended June 30, 2001,
  2000, 1999 and for the period from October 22, 1992
  (inception) through June 30, 2001.........................   F-8
Notes to Financial Statements...............................   F-9

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Avigen, Inc.

     We have audited the accompanying balance sheets of Avigen, Inc. (a development stage company) as of June 30, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows each of the three years in the period ended June 30, 2001 and for the period from October 22, 1992 (inception) through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avigen, Inc. at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 and for the period from October 22, 1992 (inception) through June 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG, LLP
Palo Alto, California
August 3, 2001

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                     ASSETS

                                                                    JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  6,092    $ 13,361
  Available for sale securities.............................   151,645      64,592
  Accrued interest..........................................     2,401         940
  Prepaid expenses and other current assets.................       576          --
                                                              --------    --------
          Total current assets..............................   160,714      78,893
Property and equipment, net.................................    12,488       4,025
Deposits and other assets...................................     1,744       2,369
                                                              --------    --------
          Total assets......................................  $174,946    $ 85,287
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued liabilities............  $  1,765    $  1,656
  Accrued compensation and related expenses.................       608         268
  Current portion of capital lease obligations..............         -         237
                                                              --------    --------
          Total current liabilities.........................     2,373       2,161
Long-term loan payable......................................     5,000       4,000
Other long-term obligations.................................       391         113
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
     authorized, none issued and outstanding, in 2001 and
     2000...................................................        --          --
  Common stock, $0.001 par value, 50,000,000 and 30,000,000
     shares authorized, 19,945,097 and 17,000,267 shares
     issued and outstanding, in 2001 and 2000,
     respectively...........................................        20          17
  Additional paid-in capital................................   233,946     130,886
  Accumulated other comprehensive income (loss).............     1,040         (80)
  Deficit accumulated during the development stage..........   (67,824)    (51,810)
                                                              --------    --------
          Total stockholders' equity........................   167,182      79,013
                                                              --------    --------
          Total liabilities and stockholders' equity........  $174,946    $ 85,287
                                                              ========    ========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                                     PERIOD FROM
                                                                                   OCTOBER 22, 1992
                                                   YEAR ENDED JUNE 30,               (INCEPTION)
                                          --------------------------------------       THROUGH
                                             2001          2000          1999       JUNE 30, 2001
                                          -----------   -----------   ----------   ----------------
Grant and other revenue.................  $       116   $        58   $      185       $    722
Operating expenses:
  Research and development..............       17,041         7,953        6,490         50,082
  General and administrative............        6,761         4,516        3,445         24,321
  In-license fees.......................           --         5,034           --          5,034
                                          -----------   -----------   ----------       --------
                                               23,802        17,503        9,935         79,437
                                          -----------   -----------   ----------       --------
Loss from operations....................      (23,686)      (17,445)      (9,750)       (78,715)
Interest expense........................         (180)         (129)        (178)        (1,439)
Interest income.........................        7,907         2,548          326         12,238
Other (expense) income, net.............          (55)          (13)          (9)            92
                                          -----------   -----------   ----------       --------
Net loss................................  $   (16,014)  $   (15,039)  $   (9,611)      $(67,824)
                                          ===========   ===========   ==========       ========
Basic and diluted net loss per share....  $     (0.85)  $     (1.03)  $    (0.99)
                                          ===========   ===========   ==========
Shares used in basic and diluted per
  share calculation.....................   18,730,437    14,557,999    9,684,329
                                          ===========   ===========   ==========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 2001
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                                      CLASS B
                                                                                    CONVERTIBLE                    ACCUMULATED
                                        PREFERRED STOCK        COMMON STOCK         COMMON STOCK     ADDITIONAL       OTHER
                                      -------------------   -------------------   ----------------    PAID-IN     COMPREHENSIVE
                                        SHARES     AMOUNT     SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     INCOME (LOSS)
                                      ----------   ------   ----------   ------   -------   ------   ----------   -------------
Balance at October 22, 1992
  (inception).......................          --    $ --            --    $ --         --    $ --     $     --       $   --
  Issuance of common stock at $.004
    per share in November and
    December 1992...................          --      --       896,062       1         --      --            4           --
  Issuance of common stock at $.554
    per share from January to June
    1993 for services rendered......          --      --        20,316      --         --      --           11           --
  Issuance of common stock at $.004
    to $.222 per share from November
    1992 to March 1993 for cash.....          --      --     1,003,406       1         --      --           54           --
  Issuance of Class B common stock
    at $.004 per share in December
    1992 for cash...................          --      --            --      --     90,293      --            1           --
  Issuance of Series A preferred
    stock at $4.43 per share from
    March to June 1993 for cash (net
    of issuance costs of
    $410,900).......................     678,865       1            --      --         --      --        2,595           --
  Issuance of Series A preferred
    stock at $3.85 per share in
    March 1993 for cancellation of
    note payable and accrued
    interest........................      68,991      --            --      --         --      --          266           --
  Issuance of common stock at $.004
    per share in November 1993
    pursuant to antidilution
    rights..........................          --      --        22,869      --         --      --            1           --
  Issuance of Series A preferred
    stock at $4.43 per share from
    July to November 1993 for cash
    and receivable (net of issuance
    costs of $187,205)..............     418,284      --            --      --         --      --        1,665           --
  Issuance of Series B preferred
    stock at $5.54 per share in
    March 1994 for cash (net of
    issuance costs of $34,968)......     128,031      --            --      --         --      --          674           --
  Issuance of Series C preferred
    stock at $4.87 per share from
    July 1994 to June 1995 for cash
    and receivables (net of issuance
    costs of $259,620)..............     739,655       1            --      --         --      --        3,344           --
  Issuance of Series C preferred
    stock at $4.87 per share in June
    1995 for cancellation of notes
    payable.........................      35,500      --            --      --         --      --          173           --
  Net loss and comprehensive loss
    from inception to June 30,
    1995............................          --      --            --      --         --      --           --           --
                                      ----------    ----    ----------    ----    -------    ----     --------       ------
Balance at June 30, 1995............   2,069,326       2     1,942,653       2     90,293      --        8,788           --
  Issuance of Series C preferred
    stock at $4.87 per share in July
    1995 for cash (net of issuance
    costs of $26,000)...............      41,042      --            --      --         --      --          174           --
  Issuance of Series D preferred
    stock at $7.09 per share from
    October 1995 to February 1996
    for cash (net of issuance costs
    of $25,279).....................     205,351      --            --      --         --      --        1,430           --
  Issuance of Series D preferred
    stock at $7.09 per share in
    March 1996 in settlement of
    accounts payable................      22,574      --            --      --         --      --          160           --
  Issuance of common stock at $.004
    per share in March 1996 pursuant
    to antidilution rights..........          --      --        17,630      --         --      --            1           --

                                        DEFICIT
                                      ACCUMULATED
                                      DURING THE        TOTAL
                                      DEVELOPMENT   STOCKHOLDERS'
                                         STAGE         EQUITY
                                      -----------   -------------
Balance at October 22, 1992
  (inception).......................   $     --       $     --
  Issuance of common stock at $.004
    per share in November and
    December 1992...................         --              5
  Issuance of common stock at $.554
    per share from January to June
    1993 for services rendered......         --             11
  Issuance of common stock at $.004
    to $.222 per share from November
    1992 to March 1993 for cash.....         --             55
  Issuance of Class B common stock
    at $.004 per share in December
    1992 for cash...................         --              1
  Issuance of Series A preferred
    stock at $4.43 per share from
    March to June 1993 for cash (net
    of issuance costs of
    $410,900).......................         --          2,596
  Issuance of Series A preferred
    stock at $3.85 per share in
    March 1993 for cancellation of
    note payable and accrued
    interest........................         --            266
  Issuance of common stock at $.004
    per share in November 1993
    pursuant to antidilution
    rights..........................         --              1
  Issuance of Series A preferred
    stock at $4.43 per share from
    July to November 1993 for cash
    and receivable (net of issuance
    costs of $187,205)..............         --          1,665
  Issuance of Series B preferred
    stock at $5.54 per share in
    March 1994 for cash (net of
    issuance costs of $34,968)......         --            674
  Issuance of Series C preferred
    stock at $4.87 per share from
    July 1994 to June 1995 for cash
    and receivables (net of issuance
    costs of $259,620)..............         --          3,345
  Issuance of Series C preferred
    stock at $4.87 per share in June
    1995 for cancellation of notes
    payable.........................         --            173
  Net loss and comprehensive loss
    from inception to June 30,
    1995............................     (8,608)        (8,608)
                                       --------       --------
Balance at June 30, 1995............     (8,608)           184
  Issuance of Series C preferred
    stock at $4.87 per share in July
    1995 for cash (net of issuance
    costs of $26,000)...............         --            174
  Issuance of Series D preferred
    stock at $7.09 per share from
    October 1995 to February 1996
    for cash (net of issuance costs
    of $25,279).....................         --          1,430
  Issuance of Series D preferred
    stock at $7.09 per share in
    March 1996 in settlement of
    accounts payable................         --            160
  Issuance of common stock at $.004
    per share in March 1996 pursuant
    to antidilution rights..........         --              1

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 2001
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                                      CLASS B
                                                                                    CONVERTIBLE                    ACCUMULATED
                                        PREFERRED STOCK        COMMON STOCK         COMMON STOCK     ADDITIONAL       OTHER
                                      -------------------   -------------------   ----------------    PAID-IN     COMPREHENSIVE
                                        SHARES     AMOUNT     SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     INCOME (LOSS)
                                      ----------   ------   ----------   ------   -------   ------   ----------   -------------
  Issuance of stock options in
    February 1996 in settlement of
    certain accrued liabilities.....          --    $ --            --    $ --         --    $ --     $    137       $   --
  Conversion of Class B common stock
    to common stock.................          --      --       231,304       1    (90,293)     --           (1)          --
  Issuance of warrants to purchase
    common stock in connection with
    1996 bridge financing in March
    1996............................          --      --            --      --         --      --          300           --
  Conversion of preferred stock to
    common stock in May 1996........  (2,338,293)     (2)    2,355,753       2         --      --           (1)          --
  Issuance of common stock at $8.00
    per share in connection with the
    May 1996 initial public offering
    (net of issuance costs of
    $798,414 and underwriting
    discount of $1,500,000).........          --      --     2,500,000       2         --      --       17,699           --
  Proceeds from exercise of options
    in June 1996....................          --      --         6,178      --         --      --            3           --
  Repurchase of common stock........          --      --       (18,325)     --         --      --           (1)          --
  Deferred compensation.............          --      --            --      --         --      --          164           --
  Amortization of deferred
    compensation....................          --      --            --      --         --      --         (128)          --
  Net loss and comprehensive loss...          --      --            --      --         --      --           --           --
                                      ----------    ----    ----------    ----    -------    ----     --------       ------
Balance at June 30, 1996............          --      --     7,035,193       7         --      --       28,725           --
  Issuance of common stock at $8.00
    per share in July 1996 in
    connection with the exercise of
    underwriters' over-allotment
    option (net of underwriting
    discount of $150,000)...........          --      --       250,000      --         --      --        1,850           --
  Proceeds from exercise of
    options.........................          --      --         3,387      --         --      --            1           --
  Amortization of deferred
    compensation....................          --      --            --      --         --      --           41           --
  Net loss and comprehensive loss...          --      --            --      --         --      --           --           --
                                      ----------    ----    ----------    ----    -------    ----     --------       ------
Balance at June 30, 1997............          --      --     7,288,580       7         --      --       30,716           --
  Proceeds from exercise of
    options.........................          --      --        17,278      --         --      --           10           --
  Amortization of deferred
    compensation....................          --      --            --      --         --      --           41           --
  Options granted for services......          --      --            --      --         --      --           68           --
  Net loss and comprehensive loss...          --      --            --      --         --      --           --           --
                                      ----------    ----    ----------    ----    -------    ----     --------       ------
Balance at June 30, 1998............          --      --     7,305,858       7         --      --       30,736           --
  Proceeds from exercise of
    options.........................          --      --       181,045      --         --      --          222           --
  Amortization of deferred
    compensation....................          --      --            --      --         --      --           41           --
  Issuance of common stock at
    $2.25 - $2.94 per share and
    warrants in August to September
    1998 in connection with a
    Private Placement (net of
    issuance cost of $233,584)......          --      --     1,306,505       1         --      --        2,734           --

                                        DEFICIT
                                      ACCUMULATED
                                      DURING THE        TOTAL
                                      DEVELOPMENT   STOCKHOLDERS'
                                         STAGE         EQUITY
                                      -----------   -------------
  Issuance of stock options in
    February 1996 in settlement of
    certain accrued liabilities.....   $     --       $    137
  Conversion of Class B common stock
    to common stock.................         --             --
  Issuance of warrants to purchase
    common stock in connection with
    1996 bridge financing in March
    1996............................         --            300
  Conversion of preferred stock to
    common stock in May 1996........         --             (1)
  Issuance of common stock at $8.00
    per share in connection with the
    May 1996 initial public offering
    (net of issuance costs of
    $798,414 and underwriting
    discount of $1,500,000).........         --         17,701
  Proceeds from exercise of options
    in June 1996....................         --              3
  Repurchase of common stock........         --             (1)
  Deferred compensation.............         --            164
  Amortization of deferred
    compensation....................         --           (128)
  Net loss and comprehensive loss...     (4,097)        (4,097)
                                       --------       --------
Balance at June 30, 1996............    (12,705)        16,027
  Issuance of common stock at $8.00
    per share in July 1996 in
    connection with the exercise of
    underwriters' over-allotment
    option (net of underwriting
    discount of $150,000)...........         --          1,850
  Proceeds from exercise of
    options.........................         --              1
  Amortization of deferred
    compensation....................         --             41
  Net loss and comprehensive loss...     (5,578)        (5,578)
                                       --------       --------
Balance at June 30, 1997............    (18,283)        12,341
  Proceeds from exercise of
    options.........................         --             10
  Amortization of deferred
    compensation....................         --             41
  Options granted for services......         --             68
  Net loss and comprehensive loss...     (8,877)        (8,877)
                                       --------       --------
Balance at June 30, 1998............    (27,160)         3,583
  Proceeds from exercise of
    options.........................         --            222
  Amortization of deferred
    compensation....................         --             41
  Issuance of common stock at
    $2.25 - $2.94 per share and
    warrants in August to September
    1998 in connection with a
    Private Placement (net of
    issuance cost of $233,584)......         --          2,735

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

         PERIOD FROM OCTOBER 22, 1992 (INCEPTION) THROUGH JUNE 30, 2001
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                                      CLASS B
                                                                                    CONVERTIBLE                    ACCUMULATED
                                        PREFERRED STOCK        COMMON STOCK         COMMON STOCK     ADDITIONAL       OTHER
                                      -------------------   -------------------   ----------------    PAID-IN     COMPREHENSIVE
                                        SHARES     AMOUNT     SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     INCOME (LOSS)
                                      ----------   ------   ----------   ------   -------   ------   ----------   -------------
  Issuance of common stock at
    $3.81 - $4.88 per share and
    warrants in December 1998 in
    connection with a Private
    Placement (net of issuance cost
    of $438,183)....................          --    $ --     1,367,280    $  2         --    $ --     $  5,195       $   --
  Issuance of common stock at
    $5.50 - $6.00 per share and
    warrants in February to April
    1999 in connection with a
    Private Placement (net of
    issuance cost of $1,033,225)....          --      --     2,198,210       2         --      --       12,154           --
  Net loss and comprehensive loss...          --      --            --      --         --      --           --           --
                                      ----------    ----    ----------    ----    -------    ----     --------       ------
Balance at June 30, 1999............          --      --    12,358,898      12         --      --       51,082           --
  Proceeds from exercise of
    options.........................          --      --       440,259       1         --      --        1,533           --
  Proceeds from exercise of
    warrants........................          --      --     1,017,215       1         --      --        8,427           --
  Amortization of deferred
    compensation....................          --      --            --      --         --      --            5           --
  Options granted for services......          --      --            --      --         --      --           89           --
  Warrants granted for patent
    licenses........................          --      --            --      --         --      --        3,182           --
  Warrants granted for building
    lease...........................          --      --            --      --         --      --        1,738           --
  Issuance of common stock at $16.19
    to $25.56 per share and warrants
    in October and November 1999 in
    connection with a Private
    Placement (net of issuance cost
    of $2,804,255)..................          --      --     2,033,895       2         --      --       37,220           --
  Issuance of common stock at $26
    per share in April and May 2000
    in connection with a Public
    Offering (net of issuance cost
    of $2,288,966)..................          --      --     1,150,000       1         --      --       27,610           --
  Comprehensive loss:
    Net loss........................          --      --            --      --         --      --           --           --
    Net unrealized loss on
      available-for-sale
      securities....................          --      --            --      --         --      --           --          (80)
                                      ----------    ----    ----------    ----    -------    ----     --------       ------
  Comprehensive loss................
                                      ----------    ----    ----------    ----    -------    ----     --------       ------
Balance at June 30, 2000............          --      --    17,000,267      17         --      --      130,886          (80)
  Proceeds from exercise of
    options.........................          --      --       165,700      --         --      --          869           --
  Proceeds from exercise of
    warrants........................          --      --       174,255       1         --      --          771           --
  Options granted for services......          --      --            --      --         --      --          336           --
  Issuance of common stock at $37.50
    to $45.06 per share in November
    2000 Public Offering (net of
    issuance cost of $4,622,188)....          --      --     2,291,239       2         --      --       86,084           --
  Issuance of common stock at $47.82
    per share in February 2001
    pursuant to a collaboration
    agreement.......................          --      --       313,636      --         --      --       15,000           --
  Comprehensive loss:
    Net loss........................          --      --            --      --         --      --           --           --
    Net unrealized gain on
      available-for-sale
      securities....................          --      --            --      --         --      --           --        1,120
                                      ----------    ----    ----------    ----    -------    ----     --------       ------
  Comprehensive loss................
                                      ----------    ----    ----------    ----    -------    ----     --------       ------
Balance at June 30, 2001............          --    $ --    19,945,097    $ 20         --    $ --     $233,946       $1,040
                                      ==========    ====    ==========    ====    =======    ====     ========       ======

                                        DEFICIT
                                      ACCUMULATED
                                      DURING THE        TOTAL
                                      DEVELOPMENT   STOCKHOLDERS'
                                         STAGE         EQUITY
                                      -----------   -------------
  Issuance of common stock at
    $3.81 - $4.88 per share and
    warrants in December 1998 in
    connection with a Private
    Placement (net of issuance cost
    of $438,183)....................   $     --       $  5,197
  Issuance of common stock at
    $5.50 - $6.00 per share and
    warrants in February to April
    1999 in connection with a
    Private Placement (net of
    issuance cost of $1,033,225)....         --         12,156
  Net loss and comprehensive loss...     (9,611)        (9,611)
                                       --------       --------
Balance at June 30, 1999............    (36,771)        14,323
  Proceeds from exercise of
    options.........................         --          1,534
  Proceeds from exercise of
    warrants........................         --          8,428
  Amortization of deferred
    compensation....................         --              5
  Options granted for services......         --             89
  Warrants granted for patent
    licenses........................         --          3,182
  Warrants granted for building
    lease...........................         --          1,738
  Issuance of common stock at $16.19
    to $25.56 per share and warrants
    in October and November 1999 in
    connection with a Private
    Placement (net of issuance cost
    of $2,804,255)..................         --         37,222
  Issuance of common stock at $26
    per share in April and May 2000
    in connection with a Public
    Offering (net of issuance cost
    of $2,288,966)..................         --         27,611
  Comprehensive loss:
    Net loss........................    (15,039)       (15,039)
    Net unrealized loss on
      available-for-sale
      securities....................         --            (80)
                                       --------       --------
  Comprehensive loss................                   (15,119)
                                       --------       --------
Balance at June 30, 2000............    (51,810)        79,013
  Proceeds from exercise of
    options.........................         --            869
  Proceeds from exercise of
    warrants........................         --            772
  Options granted for services......         --            336
  Issuance of common stock at $37.50
    to $45.06 per share in November
    2000 Public Offering (net of
    issuance cost of $4,622,188)....         --         86,086
  Issuance of common stock at $47.82
    per share in February 2001
    pursuant to a collaboration
    agreement.......................         --         15,000
  Comprehensive loss:
    Net loss........................    (16,014)       (16,014)
    Net unrealized gain on
      available-for-sale
      securities....................         --          1,120
                                       --------       --------
  Comprehensive loss................                   (14,894)
                                       --------       --------
Balance at June 30, 2001............   $(67,824)      $167,182
                                       ========       ========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  PERIOD FROM
                                                                                                  OCTOBER 22,
                                                                                                     1992
                                                                    YEAR ENDED JUNE 30,           (INCEPTION)
                                                              --------------------------------      THROUGH
                                                                2001        2000        1999     JUNE 30, 2001
                                                              ---------   ---------   --------   -------------
OPERATING ACTIVITIES
Net loss....................................................  $ (16,014)  $ (15,039)  $ (9,611)    $ (67,824)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization of fixed assets.............      1,203         394        473         4,424
  Amortization of deferred compensation.....................         --           5         41           164
  Amortization of warrants issued in connection with the
    extension of the building lease.........................        217          72         --           289
  Amortization of deferred rent expense.....................        278          --         --           278
  Organization costs........................................         --          --         --           (73)
  Common stock, warrants, and stock options issued for
    services................................................        336          89         --         1,014
  Warrants issued for patent license........................         --       3,182         --         3,182
  Changes in operating assets and liabilities:
    Accrued interest........................................     (1,462)       (755)        --        (2,217)
    Prepaid expenses and other current assets...............       (575)         --       (185)         (760)
    Deposits and other assets...............................        408        (636)        94          (296)
    Accounts payable, other accrued liabilities and accrued
     compensation and related expenses......................        449         988         84         2,785
                                                              ---------   ---------   --------     ---------
Net cash used in operating activities.......................    (15,160)    (11,700)    (9,104)      (59,034)
INVESTING ACTIVITIES
Purchases of property and equipment and construction in
  progress..................................................     (9,666)     (3,369)      (164)      (16,615)
Purchases of available for sale securities..................   (180,757)   (150,233)   (35,263)     (404,522)
Maturities of available for sale securities.................     94,825      97,497     26,524       253,919
                                                              ---------   ---------   --------     ---------
Net cash used in investing activities.......................    (95,598)    (56,105)    (8,903)     (167,218)
FINANCING ACTIVITIES
Proceeds from long-term obligations.........................      1,000       4,000         --         7,133
Repayment of long-term obligations..........................         --          --         --        (1,710)
Proceeds from bridge financing..............................         --          --         --         1,937
Repayment of bridge financing...............................         --          --         --        (2,131)
Payments on capital lease obligations.......................       (237)       (572)      (638)       (2,154)
Proceeds from sale-leaseback of equipment...................         --          --         --         1,927
Proceeds from issuance of preferred stock, net of issuance
  costs.....................................................         --          --         --         9,885
Proceeds from warrants and options exercised................      1,640       9,962        222        11,838
Proceeds from issuance of common stock, net of issuance
  costs and repurchases.....................................    101,086      64,831     20,088       205,619
                                                              ---------   ---------   --------     ---------
Net cash provided by financing activities...................    103,489      78,221     19,672       232,344
Net increase (decrease) in cash and cash equivalents........  $  (7,269)  $  10,416   $  1,665     $   6,092
Cash and cash equivalents, beginning of period..............     13,361       2,945      1,280            --
                                                              ---------   ---------   --------     ---------
Cash and cash equivalents, end of period....................  $   6,092   $  13,361   $  2,945     $   6,092
                                                              =========   =========   ========     =========
SUPPLEMENTAL DISCLOSURE
Issuance of preferred stock for cancellation of accounts
  payable, notes payable and accrued interest...............  $      --   $      --   $     --     $     499
Issuance of stock options for repayment of certain accrued
  liabilities...............................................  $      --   $      --   $     --     $     137
Issuance of warrants in connection with bridge financing....  $      --   $      --   $     --     $     300
Issuance of warrants in connection with building lease......  $      --   $   1,738   $     --     $   1,738
Deferred compensation related to stock option grants........  $      --   $      --   $     --     $     164
Purchase of property and equipment under capital lease
  financing.................................................  $      --   $      --   $     --     $     226
Cash paid for interest......................................  $     180   $     129   $    178     $     946

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

     The Company expects to continue to incur substantial losses over the next several years during its development state. The Company plans to meet its capital requirements primarily through issuances of equity securities, research and development contract revenue, collaborative agreement revenue, and in the longer term, revenue from product sales. The Company intends to seek additional funding through public or private equity or debt financing, when market conditions allow. There can be no assurance that the Company will be able to enter into financing arrangements on acceptable terms in the future, if at all.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash, Cash Equivalents, and Available for Sale Securities

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company accounts for its available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's available for sale securities consist principally of corporate debt securities and federal agency obligations with a minimum short-term rating of A1/P1 and a minimum long-term rating of A and with maturities of less than three years. All unrealized gains and losses on available for sale securities are recorded in other comprehensive income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available for sale is included in interest income.

  Concentration of Credit Risk

     Cash, cash equivalents and available for sale securities include financial instruments that potentially subject the Company to concentrations of credit risk to the extent of the value of the assets recorded on the balance sheet. The Company believes that it has established guidelines for investment of its excess cash that maintain safety and liquidity through its policies on diversification and investment maturity.

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, which range from three to seven years, using the straight-line method.

     Leasehold improvements and assets under capital leases are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  Revenue Recognition

     Revenue consists primarily of grant revenue, which includes amounts earned pursuant to reimbursements under government grants. To date, all reimbursements under government grants have come from the National Institutes of Health. The Company records revenue in the period in which the revenue is earned as defined by the grant agreement.

  Stock-Based Compensation

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations, in accounting for its employee and director stock based compensation. The Company issues employee stock options equal to the market price of the underlying stock on the date of the option grant. As a result, no compensation expense is recognized. Additional disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), are included in Note 6.

     Stock based compensation arrangements to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18 (EITF 96-18) using a fair value approach, and the compensation cost of such arrangements are subject to revaluation over their vesting terms, as earned.

  Comprehensive Loss

     Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive loss is shown in the statement of stockholders' equity.

  Research and Development Costs

     Research and development expenses consist of costs incurred for independent and collaborative research and development. These costs include direct costs and research-related overhead expenses and are charged to expense as incurred.

  Income Taxes

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

  Basic and Diluted Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the year. Securities that could potentially dilute basic earnings per share in the future, but that have

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

been excluded from the diluted net loss per share computation because their inclusion would have been anti-dilutive, were as follows:

                                                                 JUNE 30,
                                                    -----------------------------------
                                                      2001         2000         1999
                                                    ---------    ---------    ---------
Stock options outstanding.........................  3,905,559    2,355,313    1,856,700
Warrants to purchase common stock.................  1,433,862    1,613,366    2,025,369
                                                    ---------    ---------    ---------
                                                    5,339,421    3,968,679    3,882,069
                                                    =========    =========    =========

  Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated un-discounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Through June 30, 2001, there have been no such losses.

  Reclassifications

     The Company has reclassified certain prior year amounts to conform to the current year's presentation. The reclassifications had no impact on the Company's financial position or results of operations.

  Recent Accounting Principles

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities and is effective for fiscal years beginning after June 15, 2000. As the Company holds no derivative instruments and does not currently engage in hedging activities, the July 1, 2000 adoption of SFAS 133 did not have a material effect on the Company's financial condition or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or "SFAS 141", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or "SFAS 142". SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment-only model. The impairment-only approach does not apply to the treatment of intangible assets. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company believes the adoption of SFAS 141 and SFAS 142 will not have a material impact on its results of operations or financial position.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 2. CASH, CASH EQUIVALENTS, AND AVAILABLE FOR SALE SECURITIES

     The following is a summary of cash, cash equivalents, and available for sale securities as of June 30, 2001 (in thousands):

                                                        GROSS         GROSS
                                                      UNREALIZED    UNREALIZED      FAIR
                                            COST        GAINS         LOSSES       VALUE
                                          --------    ----------    ----------    --------
Cash....................................  $  2,573      $   --         $ --       $  2,573
Corporate debt securities...............    95,748         575          (78)        96,245
Federal agency obligations..............    50,544         470          (12)        51,002
Asset-backed and other securities.......     7,832          85           --          7,917
                                          --------      ------         ----       --------
          Total.........................  $156,697      $1,130         $(90)      $157,737
                                          ========      ======         ====       ========
Amounts included in:
  Cash and cash equivalents.............  $  6,092      $   --         $ --       $  6,092
                                          ========      ======         ====       ========
  Available for sale securities.........  $150,605      $1,130         $(90)      $151,645
                                          ========      ======         ====       ========

     The following is a summary of cash, cash equivalents, and available for sale securities as of June 30, 2000 (in thousands):

                                                         GROSS         GROSS
                                                       UNREALIZED    UNREALIZED     FAIR
                                             COST        GAINS         LOSSES       VALUE
                                            -------    ----------    ----------    -------
Cash......................................  $ 1,681       $--           $ --       $ 1,681
Corporate debt securities.................   66,934        12            (93)       66,853
Federal agency obligations................    6,418         4             (1)        6,421
Asset-backed and other securities.........    3,000        --             (2)        2,998
                                            -------       ---           ----       -------
          Total...........................  $78,033       $16           $(96)      $77,953
                                            =======       ===           ====       =======
Amounts included in:
  Cash and cash equivalents...............  $13,361       $--           $ --       $13,361
                                            =======       ===           ====       =======
  Available for sale securities...........  $64,672       $16           $(96)      $64,592
                                            =======       ===           ====       =======

     Realized gains and losses were not material for the years ended June 30, 2001, 2000, and 1999.

 3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                JUNE 30
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Leasehold improvements...................................  $ 9,391    $ 1,613
Laboratory equipment.....................................    4,713      1,771
Furniture and fixtures...................................    1,627        618
                                                           -------    -------
                                                            15,731      4,002
Less accumulated depreciation and amortization...........   (3,960)    (2,934)
                                                           -------    -------
                                                            11,771      1,068
Construction in progress.................................      717      2,957
                                                           -------    -------
Property and equipment, net..............................  $12,488    $ 4,025
                                                           =======    =======

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     As of June 30, 2001, the Company had made all payments due under prior capital lease obligations, and no longer had any outstanding capital lease commitments. As a result, property and equipment at June 30, 2001 did not include any amounts subject to capital leases; however at June 30, 2000, approximately $2,209,000 was under capital lease obligations. At June 30, 2001, these assets were fully depreciated; however, at June 30, 2000, accumulated amortization of these assets was $1,973,000.

 4. LOAN PAYABLE

     The Company entered into a financing arrangement for construction related activities. Under this arrangement, the Company may borrow up to $10 million through June 1, 2003. Amounts borrowed under this arrangement bear interest at the London Inter-Bank Offered Rate plus 1.5% on the date of each drawdown and this interest rate is subsequently reset every three months. The weighted average interest rate for all outstanding drawdowns on this long-term obligation was 5.9% at June 30, 2001. The outstanding long-term obligation is secured by the Company's portfolio of available for sale securities. As of June 30, 2001, the Company has drawn $5 million from the line of credit. Payments of interest only are due monthly through June 1, 2003, at which time a balloon payment of outstanding principal is due. In November 2000, the Company reserved borrowing capacity from the line of credit to secure a $2 million letter of credit. The letter of credit was established pursuant to the terms required under a ten-year property lease entered into in December 2000, and was issued in favor of the property owner. This reduced the remaining borrowing capacity under the line of credit to $3 million at June 30, 2001.

 5. STOCKHOLDERS' EQUITY

  Common Stock

     In August and September 1998, the Company issued an aggregate of 1,306,505 shares of its common stock at $2.25 to $2.94 per share to selected institutional investors. The offering was completed through a private placement. As part of the transaction, the Company issued warrants to purchase 261,301 shares of its common stock with an exercise price of $2.18 to $3.67 per share. The exercise price was 125% of the fair market value per share of the underlying stock on the corresponding closing day and the warrants carry a five-year term. After deducting commissions and fees from the gross proceeds of $2,969,000, net proceeds from this transaction approximated $2,735,000.

     In December 1998, the Company issued 1,367,280 shares of common stock at $3.81 to $4.88 per share to selected institutional investors. The offering was completed through a private placement. As part of this transaction, the Company issued warrants to purchase 273,456 shares of its common stock with an exercise price ranging from $4.76 to $6.09 per share. The exercise price was 125% of the fair market value per share of the underlying stock on the corresponding closing day and the warrants carry a five-year term. After deducting commissions and fees from the gross proceeds of $5,635,000, net proceeds from this transaction approximated $5,197,000.

     In February and April 1999, the Company issued an aggregate of 2,198,210 shares of common stock at $5.50 to $6.00 per share to selected institutional investors. The offering was completed through a private placement. As part of this transaction, the Company issued warrants to purchase 439,642 shares of its common stock with an exercise price of $6.87 to $7.50 per share. The exercise price was 125% of the fair market value per share of the underlying stock on the corresponding closing day and the warrants carry a five-year term. After deducting commissions and fees from the gross proceeds of $13,189,000, net proceeds from this transaction approximated $12,156,000.

     In October and November 1999, the Company issued an aggregate of 2,033,895 shares of its common stock at $16.19 to $25.56 per share to selected institutional investors. The offering was completed through a

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

private placement. As part of this transaction, the Company issued warrants to purchase 406,779 shares of its common stock with an exercise price of $20.25 to $31.95 per share. The exercise price was 125% of the fair market value per share of the underlying stock on the corresponding closing day and the warrants carry a five-year term. After deducting commissions and fees from the gross proceeds of $40,028,000, net proceeds from this transaction approximated $37,224,000.

     In March 2000, the Company issued a warrant to purchase 40,000 shares of its common stock as partial consideration for the extension of the Company's building lease. The fair value of this warrant at the date of issuance was approximately $1,738,400. This fair value is being amortized over the life of the lease extension. This warrant was issued with an exercise price equal to the fair market value per share of the underlying stock at the time of issuance, $56.00, and carries a five-year term.

     Also, in March 2000, the Company issued a warrant to purchase 50,000 shares of its common stock as partial consideration for the acquisition of certain patent licenses used in its research and development activities. The fair value of this warrant was approximately $3,182,000 and was fully expensed in the year ended June 30, 2000. This warrant was issued with an exercise price equal to the fair market value per share of the underlying stock at the time of issuance, $82.00, and carries a five-year term.

     In April and May 2000, the Company issued an aggregate of 1,150,000 shares of its common stock at $26 per share through a public offering. After deducting commissions and fees from the gross proceeds of $29,900,000, net proceeds from this transaction totaled $27,611,000.

     In November 2000, the Company issued an aggregate of 2,291,239 shares of its common stock between $37.50 and $45.06 per share through a public offering. After deducting combined commissions and fees from the gross proceeds of $90,706,000, net proceeds from this transaction totaled $86,084,000.

     In February 2001, the Company issued 313,636 shares of common stock at $47.82 per share to Bayer AG in connection with a collaboration agreement entered into with Bayer Corporation dated November 17, 2000. Net proceeds from this transaction totaled $15,000,000.

     At June 30, 2001, the Company had outstanding warrants to purchase shares of common stock as follows:

 NUMBER                                   EXPIRATION
OF SHARES   EXERCISE PRICE   ISSUE DATE      DATE
---------   --------------   ----------   ----------
   13,324       $5.36           1995         2005
    4,514       $7.09           1995         2005
  101,754   $2.47 - $3.67       1998         2003
  209,903   $4.19 - $6.09       1998         2003
  593,334   $6.05 - $7.50       1999         2004
  244,932   $17.81 - $20.63     1999         2004
  157,540   $23.43 - $27.96     1999         2004
   18,561   $28.12 - $31.95     1999         2004
   40,000       $56.00          2000         2005
   50,000       $82.00          2000         2005
---------
1,433,862   $2.47 - $82.00                2003 - 2005
=========

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  Shares Reserved for Future Issuance

     The Company has reserved shares of common stock for future issuance as follows:

                                                              JUNE 30,
                                                                2001
                                                              ---------
Stock options outstanding...................................  3,905,559
Stock options, available for grant..........................  3,856,161
Warrants to purchase common stock...........................  1,433,862
Shares available for Employee Stock Purchase Plan...........    360,000
                                                              ---------
                                                              9,555,582
                                                              =========

 6. STOCK OPTION PLANS

  Employee Stock Option Plans

     Under the 1993 Stock Option Plan (the "1993 Plan"), prior to March 1996, incentive and nonqualified stock options could be granted to key employees, directors and consultants of the Company to purchase up to 1,500,000 shares of common stock. Under the 1993 Plan, options could be granted at a price per share not less than the fair market value at the date of grant. In March 1996, the Board determined to grant no further options under the 1993 Plan and adopted the 1996 Equity Incentive Plan. At June 30, 2001, there were options to purchase approximately 36,000 shares outstanding under the 1993 Plan, with no further shares available for grant.

     The 1996 Equity Incentive Plan ("1996 Plan") provides for grants of incentive and nonqualified stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights to employees, directors and consultants of the Company. The Plan originally authorized the grant of options to purchase up to 600,000 shares of common stock. The 1996 Plan was later amended and approved by stockholders to increase the number of shares available for grant to 1,300,000 in November 1997, to 1,900,000 in November 1999, and again to 2,500,000 in November 2000. Under the 1996 Plan, incentive stock options may be granted at a price per share not less than the fair market value at the date of grant, and nonqualified stock options may be granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted generally have a maximum term of 10 years from the grant date and become exercisable over four years. At June 30, 2001, there were options to purchase approximately 1,525,000 shares outstanding under the 1996 Plan and approximately 405,000 shares available for grant.

     In June 2000, the Board of Directors adopted the 2000 Equity Incentive Plan ("2000 Plan") which provides for grants of nonqualified stock options, restricted stock purchase awards, and stock bonuses to employees, directors and consultants of the Company to purchase up to 5,000,000 shares of common stock; provided, however, that generally only up to 40% of the shares subject to grants under the 2000 Plan may be made to directors and officers. Under the 2000 Plan, options may be granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted generally have a maximum term of 10 years from the grant date and become exercisable over four years. At June 30, 2001, there were options to purchase approximately 1,719,000 shares outstanding under the 2000 Plan and approximately 3,281,000 shares available for grant.

  Non-employee Stock Option Plans

     In July 1995, the Company granted a member of its Board of Directors an option to purchase 515,248 shares of common stock at $0.49 per share, exercisable for 10 years from the date of grant. The shares vested in equal monthly installments over a period of three years beginning with the grant date. At June 30, 2001, the

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

option was fully vested; however, no part of this option had been exercised. Such grant was made outside of any of the Company's stock option plans.

     The 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") provides for automatic grants of options to purchase shares of common stock to non-employee directors of the Company. The Plan originally authorized the grant of options to purchase up to 200,000 shares of common stock. The Directors' Plan was later amended and approved by stockholders to increase the number of shares available for grant to 300,000. As of June 30, 2001, nonqualified options to purchase 130,000 shares of common stock between $2.00 - $40.75 per share, exercisable for 10 years from the date of grant, have been granted under the Directors' Plan, of which options to purchase 110,000 shares remained outstanding. At June 30, 2001, there were approximately 170,000 shares available for grant under the Directors' Plan.

     The following table summarizes option activity with regard to all stock option plans:

                                                          OUTSTANDING OPTIONS
                                                      ---------------------------
                                                                     WEIGHTED-
                                                                      AVERAGE
                                                      NUMBER OF    EXERCISE PRICE
                                                       SHARES        PER SHARE
                                                      ---------    --------------
Outstanding at July 1, 1998.........................  1,554,413        $ 2.05
  Granted...........................................    761,751          4.87
  Canceled..........................................   (278,419)         3.32
  Exercised.........................................   (181,045)         1.22
                                                      ---------
Outstanding at June 30, 1999........................  1,856,700          3.10
  Granted...........................................    980,344         32.04
  Canceled..........................................    (42,693)         4.16
  Exercised.........................................   (439,038)         3.49
                                                      ---------
Outstanding at June 30, 2000........................  2,355,313         15.05
  Granted...........................................  1,774,076         20.27
  Canceled..........................................    (58,130)        23.54
  Exercised.........................................   (165,700)         5.25
                                                      ---------
Outstanding at June 30, 2001........................  3,905,559        $17.71
                                                      =========

     The following table summarizes information with regard to total stock options outstanding under all stock option plans at June 30, 2001:

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                    -----------------------------------   ---------------------
                                 WEIGHTED-
                                  AVERAGE     WEIGHTED-               WEIGHTED-
                                 REMAINING     AVERAGE                 AVERAGE
RANGE OF EXERCISE    NUMBER     CONTRACTUAL   EXERCISE     NUMBER     EXERCISE
     PRICES         OF SHARES      LIFE         PRICE     OF SHARES     PRICE
-----------------   ---------   -----------   ---------   ---------   ---------
$ 0.44 - $ 0.49..     525,406      4.07        $ 0.49       525,406    $ 0.49
  0.71 -   3.63..     281,464      6.30          2.77       221,669      2.79
  4.00 -   6.31..     397,669      7.64          5.62       174,595      5.47
  6.32 -  14.31..      99,265      8.89         11.05        21,004      8.33
 14.62 -  17.75..   1,260,038      9.65         14.73        17,637     16.42
 18.06 -  29.00..     449,342      9.05         26.45        81,136     27.56
 30.14 -  38.19..     716,375      9.04         37.32       143,526     36.84
$38.88 -  56.00..     176,000      9.00         43.33        32,683     44.33
                    ---------                             ---------
                    3,905,559      8.22         17.71     1,217,656      9.25
                    =========                             =========

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The numbers of options exercisable at June 30, 2000 and 1999 were 875,787 and 998,720, respectively, with a weighted average exercise price of $2.31 and $1.77, respectively.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. For purposes of pro forma disclosures, the estimated fair value of employee stock options is amortized to expense over the vesting period of the options. The Company uses the Black-Scholes option-pricing model to calculate the fair value of these options for 2001, 2000 and 1999 with the following assumptions:

                                                      YEAR ENDED JUNE 30,
                                                   --------------------------
                                                    2001      2000      1999
                                                   ------    ------    ------
Expected volatility..............................  2.3453    2.5884    2.9242
Risk free interest rate..........................    5.50%     6.50%     5.00%
Expected life of options in years................       5         5         5
Expected dividend yield..........................      --        --        --

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

                                                    YEAR ENDED JUNE 30,
                                              --------------------------------
                                                2001        2000        1999
                                              --------    --------    --------
Net loss -- as reported.....................  $(16,014)   $(15,039)   $ (9,611)
Net loss -- pro forma.......................   (24,479)    (17,245)    (10,374)
Net loss per share basic and diluted -- as
  reported..................................     (0.85)      (1.03)      (0.99)
Net loss per share basic and diluted -- pro
  forma.....................................     (1.31)      (1.18)      (1.07)

     The pro forma information above may not be representative of the effects on potential pro forma results for future years.

  Employee Stock Purchase Plan

     In September 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("Purchase Plan"). A total of 360,000 shares of common stock have been reserved for issuance under the Purchase Plan. As of June 30, 2001, there have been no employee contributions or shares issued to the Purchase Plan.

 7. EMPLOYEE PROFIT SHARING/401(K) PLAN

     In January 1996, the Company adopted a Tax Deferred Savings Plan under
Section 401(k) of the Internal Revenue Code (the "Plan") for all full-time employees. Eligible employees can contribute amounts to the Plan via payroll withholding, subject to certain limitations. The Company's contributions to the Plan are discretionary. The Company has made no contributions to the Plan through June 30, 2001.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 8. COLLABORATION AGREEMENT

     In November 2000, the Company entered into a collaboration agreement with Bayer Corporation (Bayer). Under the terms of the agreement, Bayer, in collaboration with the Company, will conduct Phase II/III clinical trials for the Company's product, Coagulin-B(TM), and receive exclusive worldwide marketing and distribution rights to the product. The Company will file for regulatory approvals and will be the holder of regulatory licenses worldwide. The Company will manufacture the product and will receive a share of the gross revenues from future Coagulin-B(TM) sales, as well as a royalty on net sales of the product for its intellectual property. Bayer will also make milestone payments, pay for third-party costs of the clinical trials, and reimburse costs of manufacturing AAV vector used in the clinical trials. As at June 30, 2001 no revenue has been recognized under this agreement.

     In connection with this collaboration agreement, in February 2001, the Company issued to Bayer AG, an affiliate of Bayer, 313,636 shares of common stock at $47.82 per share, raising proceeds of $15 million.

 9. RELATED PARTY TRANSACTIONS

     In fiscal 1999, the Company paid an entity managed by a Board member $173,000 related to commissions and fund raising services provided by the entity in relation to one of the Company's private placements.

10. COMMITMENTS

     The Company leases its laboratory, manufacturing, and office facilities under multiple non-cancelable operating lease agreements, which expire at various times through November 2010. As of June 30, 2001, the Company had made all payments due under prior capital lease obligations, and no longer had any outstanding capital lease commitments. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                                           OPERATING
                                                             LEASE
                                                           ---------
Year ending June 30:
  2002...................................................  $   1,820
  2003...................................................      1,948
  2004...................................................      2,200
  2005...................................................      2,285
  2006...................................................      2,284
  Thereafter.............................................      8,336
                                                           ---------
          Total non-cancelable lease payments............  $  18,873
                                                           =========

     Rent expense for fiscal 2001, 2000, and 1999 was $1,923,000, $551,000, and
$390,000, respectively.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11. INCOME TAXES

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                               JUNE 30,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Net operating loss carryforward........................  $ 23,800    $ 16,552
Research and development credit carryforwards..........     3,280       1,743
Capitalized research and development...................     2,380       1,887
Capitalized patents....................................     1,780       1,947
Other..................................................       860         691
                                                         --------    --------
Gross deferred tax assets..............................    32,100      22,820
Unrealized gain on investment..........................      (420)         --
Valuation allowance....................................   (31,680)    (22,820)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     Due to the Company's history of losses, a valuation allowance has been provided against the full amount of deferred tax assets.

     The valuation allowance increased by $8,860,000, $7,379,000, and $4,053,000 for fiscal 2001, 2000, and 1999, respectively.

     At June 30, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $66,000,000 and $23,000,000, respectively, which expire in fiscal years ended June 30, 2002 through June 30, 2021. At June 30, 2001, the Company has research and development credit carryforwards for federal tax purposes of approximately $2,200,000, which expire in fiscal years ended June 30, 2009 through June 30, 2020.

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

12. SUBSEQUENT EVENT

     In August 2001, the Company announced that it would change its fiscal year end from June 30 to December 31. This change became effective in August 2001, and will not have any effect on the Company's reporting obligations for the year ended June 30, 2001.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              YEAR ENDED JUNE 30, 2001
                                                      ----------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
Total revenue.......................................  $    30    $    --    $    --    $    86
Net loss............................................   (3,052)    (3,432)    (4,896)    (4,634)
Net loss per share basic and diluted................    (0.18)     (0.19)     (0.25)     (0.23)

                                                              YEAR ENDED JUNE 30, 2000
                                                      ----------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
Total revenue.......................................  $    --    $    39    $    19    $    --
Net loss............................................   (2,367)    (2,482)    (7,178)    (3,012)
Net loss per share, basic and diluted...............    (0.18)     (0.18)     (0.51)     (0.20)

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                         DESCRIPTION OF DOCUMENT
-------------                     -----------------------
 3.1(1)         Amended and Restated Certificate of Incorporation
 3.1.1(13)      Certificate of Amendment of Certificate of Incorporation
 3.2(1)         Restated Bylaws of the Registrant
 4.1(1)         Specimen Common Stock Certificate
10.1(7)         Nonstatutory Stock Option Outside of Plans to Philip J.
                Whitcome.
10.2(1,2)       1993 Stock Option Plan
10.3 (2,14)     1996 Equity Incentive Plan, as amended
10.4(1,2)       Form of Incentive Stock Option Grant for 1996 Equity
                Incentive Plan
10.5(1,2)       Form of Nonstatutory Stock Option Grant for 1996 Equity
                Incentive Plan
10.6(2,14)      1996 Non-Employee Director Stock Option Plan, as amended
10.7(2,4)       1997 Employee Stock Purchase Plan
10.8(1,2)       Form of Indemnification Agreement between Avigen and its
                directors and executive officers.
10.9(1)         Form of Common Stock Warrant
10.10(2,5)      2000 Equity Incentive Plan
10.11(2,12)     Form of Nonstatutory Stock Option Grant for 2000 Equity
                Incentive Plan
10.12(1)        Form of Series C Preferred Stock Warrant
10.13(3)        Form of Common Stock and Warrant Purchase Agreement, dated
                October 29, 1999
10.14           Form of Incentive Stock Option Grant for 1993 Stock Option
                Plan
10.15           Form of Nonstatutory Stock Option Grant for 1993 Stock
                Option Plan
10.20(1)        License Agreement between Avigen and Research Corporation
                Technologies, Inc., dated May 15, 1992, as amended as of
                March 21, 1996 and April 26, 1996
10.21(1)        License Agreement between Avigen and The Johns Hopkins
                University, dated November 23, 1993, as amended as of March
                21, 1996
10.27(1,2)      Employment Agreement dated August 10, 1992, between Avigen and John Monahan.
10.29(2,6)      Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.
10.32           Revolving line of credit note signed November 2, 2000 with
                Wells Fargo Bank.
10.33           Letter Agreement to the revolving line of credit note signed
                November 2, 2000 with Wells Fargo Bank.
10.34           Form of Common Stock Warrant Issued In August/September
                1998.
10.35           Form of Common Stock Warrant Issued In October 1998 Private
                Placement.
10.36(2,8)      Management Transition Plan
10.37           Form of Common Stock Warrant Issued in February 1999 Private
                Placement.
10.38(4,11)     Factor IX patent and know-how exclusive license agreement
                between the Childrens Hospital of Philadephia and Avigen,
                dated May 20, 1999.
10.39(11,9)     License Agreement between Avigen and the University of
                Florida Research Foundation, Inc., dated November 13, 1992, and its First Amendment, dated March 25, 1996.

   EXHIBIT
   NUMBER                         DESCRIPTION OF DOCUMENT
-------------                     -----------------------
10.40(11,10)    License Agreement, dated March 3, 2000, by and between BTG
                International Ltd., a British corporation and Avigen
10.41(10)       Property Lease Agreement between ARE-1201 Harbor Bay, LLC
                and Avigen, dated February 29, 2000
10.42(10)       Property Sublease between Lucent Technologies, Inc. and
                Avigen, dated February 1, 2000
10.43(11)(13)   Agreement between Bayer Corporation and Avigen, dated
                November 17, 2000
10.44(13)       Subscription and Registration Rights Agreement by and
                between Bayer AG and Avigen, Inc., dated November 17, 2000.
10.45(13)       Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
10.46(13)       First Amendment to Lease Agreement between Lincoln-RECP
                Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
10.47(13)       Second Amendment to Lease Agreement between Lincoln-RECP
                Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.
10.48           Amendment to Agreement between Bayer Corporation and Avigen, dated June 30, 2001.
23.1            Consent of Ernst & Young LLP, Independent Auditors
24.1            Power of Attorney (Reference to the signature page herein)

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

 (7) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Registration Statement on Form S-8 (Registration No. 333-12087) filed with the SEC on September 16, 1996.

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

(11) Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(12) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Annual Report on Form 10-K for the year ended June 30, 2000, as filed with the SEC on September 27, 2000.

(13) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Quarterly Report on Form 10-Q for the quarter year ended December 31, 2000, as filed with the SEC.

(14) Incorporated by reference from such document filed with the SEC as an exhibit to Avigen's Registration Statement on Form S-8 (Registration No. 333-56274) filed with the SEC on February 27, 2001.