Form 10-Q
period 2001-09-30
AVIGEN INC \DE
filed 2001-11-13
CIK 932903

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 9, 2001, 19,964,084 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AVIGEN, INC.

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
           Condensed Balance Sheets
              September 30, 2001 and June 30, 2001...................     2
           Condensed Statements of Operations
              Three-months ended September 30, 2001 and 2000 and the
              period from October 22, 1992 (inception) through
              September 30, 2001.....................................     3
           Condensed Statements of Cash Flows
              Three months ended September 30, 2001 and 2000 and the
              period from October 22, 1992 (inception) through
              September 30, 2001.....................................     4
           Notes to Condensed Financial Statements...................     5
Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................     7
Item 3.    Quantitative and Qualitative Disclosures About Market
              Risk...................................................     9

                         PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.........................................     9
Item 2.    Changes in Securities and Use of Proceeds.................     9
Item 3.    Defaults upon Senior Securities...........................     9
Item 4.    Submission of Matters to a Vote of Security Holders.......     9
Item 5.    Other Information.........................................     9
Item 6.    Exhibits and Reports on Form 8-K..........................    10
Signatures...........................................................    11

ITEM 1.  FINANCIAL STATEMENTS

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   JUNE 30,
                                                                  2001          2001
                                                              -------------   --------
                                                               (UNAUDITED)     NOTE 1
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 15,783      $  6,092
  Marketable securities.....................................     138,189       151,645
  Accrued interest..........................................       2,429         2,401
  Prepaid expenses and other current assets.................         501           576
                                                                --------      --------
     Total current assets...................................     156,902       160,714
Property and equipment, net.................................      14,826        12,488
Deposits and other assets...................................       1,651         1,744
                                                                --------      --------
          Total assets......................................    $173,379      $174,946
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and other accrued liabilities............    $  1,366      $  1,765
  Accrued compensation and related expenses.................         569           608
                                                                --------      --------
          Total current liabilities.........................       1,935         2,373
  Long-term loan payable....................................       7,000         5,000
  Other long-term obligations...............................         476           391

Stockholders' equity:
  Preferred Stock, $0.001 par value, 5,000,000 shares
     authorized, none issued and outstanding at September
     30, 2001 and June 30, 2001.............................          --            --
  Common Stock, $0.001 par value, 50,000,000 shares
     authorized, 19,959,959 and 19,945,097 shares issued and
     outstanding at September 30, 2001 and June 30, 2001,
     respectively...........................................          20            20
  Additional paid-in capital................................     234,143       233,946
  Accumulated other comprehensive income....................       3,021         1,040
  Deficit accumulated during the development stage..........     (73,216)      (67,824)
                                                                --------      --------
     Total stockholders' equity.............................     163,968       167,182
                                                                --------      --------
          Total liabilities and stockholders' equity........    $173,379      $174,946
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

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                     PERIOD FROM
                                                                                     OCTOBER 22,
                                                                                        1992
                                                           THREE MONTHS ENDED        (INCEPTION)
                                                              SEPTEMBER 30,            THROUGH
                                                        -------------------------   SEPTEMBER 30,
                                                           2001          2000           2001
                                                        -----------   -----------   -------------
Grant and other revenue...............................  $        --   $        30     $    722
Operating Expenses:
  Research and development............................        5,385         2,825       55,467
  General and administrative..........................        1,923         1,468       26,244
  In-license fees.....................................           --            --        5,034
                                                        -----------   -----------     --------
          Total expenses..............................        7,308         4,293       86,745
                                                        -----------   -----------     --------
Loss from operations..................................       (7,308)       (4,263)     (86,023)
Interest expense......................................          (75)          (35)      (1,514)
Interest income.......................................        1,991         1,246       14,321
                                                        -----------   -----------     --------
Net loss..............................................  $    (5,392)  $    (3,052)    $(73,216)
                                                        ===========   ===========     ========
Basic and diluted net loss per share..................  $     (0.27)  $     (0.18)
                                                        ===========   ===========
Shares used in calculation of basic and diluted net
  loss per share......................................   19,953,255    17,030,522
                                                        ===========   ===========

                            See accompanying notes.

                                  AVIGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  PERIOD FROM
                                                                                OCTOBER 22, 1992
                                                         THREE MONTHS ENDED       (INCEPTION)
                                                            SEPTEMBER 30,           THROUGH
                                                         -------------------     SEPTEMBER 30,
                                                           2001       2000            2001
                                                         --------   --------   ------------------
OPERATING ACTIVITIES
Net cash used in operating activities..................  $ (4,933)  $ (3,348)      $ (63,966)
INVESTING ACTIVITIES
Purchases of property and equipment....................    (2,915)    (2,485)        (19,530)
Purchases of marketable securities.....................   (22,975)   (12,476)       (427,498)
Maturities of marketable securities....................    38,412      4,976         292,331
                                                         --------   --------       ---------
Net cash provided by (used in) investing activities....    12,522     (9,985)       (154,697)
FINANCING ACTIVITIES
Proceeds from long-term obligations....................     2,000      1,000           9,133
Payments on capital lease obligations..................        --       (176)         (2,154)
Proceeds from warrants and options exercised...........       102        347          11,940
Proceeds from issuance of common stock, net of issuance
  costs and repurchases................................        --         --         205,619
Other financing activities.............................        --         --           9,908
                                                         --------   --------       ---------
Net cash provided by financing activities..............     2,102      1,171         234,446
Net increase (decrease) in cash and cash equivalents...     9,691    (12,162)         15,783
Cash and cash equivalents, beginning of period.........     6,092     13,361              --
                                                         --------   --------       ---------
Cash and cash equivalents, end of period...............  $ 15,783   $  1,199       $  15,783
                                                         ========   ========       =========
SUPPLEMENTAL DISCLOSURE
Issuance of warrants in connection with building lease
  extension............................................  $     --   $     --       $   1,738

                            See accompanying notes.

                                  AVIGEN, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements of Avigen, Inc., hereafter referred to as the "Company", have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that the Company considered necessary for a fair presentation of its financial position as of September 30, 2001, its results of operations for the three-months ended September 30, 2001 and 2000, and its cash flows for the three-months ended September 30, 2001 and 2000. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001, filed with the Securities and Exchange Commission.

     The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

3.  COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and unrealized holding gains on marketable securities.

                                                               QUARTER ENDING
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                   (AMOUNTS IN THOUSANDS)                     -------   -------
Net loss....................................................  $(5,392)  $(3,052)
Other comprehensive income..................................    1,981        75
                                                              -------   -------
Comprehensive loss..........................................  $(3,411)  $(2,977)
                                                              =======   =======

4.  CHANGE IN FISCAL YEAR-END

     In August 2001, the Company announced that it would change its fiscal year-end from June 30 to December 31. This change became effective August 2001 and will result in the reporting of results for a six-month transition period ending December 31, 2001. The Company will file a transition report on Form 10-K for the transition period from July 1, 2001 to December 31, 2001. During the transition period, the Company elected to file quarterly reports based on the quarters of the old fiscal year. Had the Company elected to file

                                  AVIGEN, INC.

quarterly financial information based on the new fiscal year, the Condensed Statement of Operations would include the following financial information (amounts in thousands):

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Grant and other revenue....................................  $        86   $        49
Expenses:
  Research and development.................................       16,256         7,400
  General and administrative...............................        5,523         3,978
  In-license fees..........................................           --         5,034
                                                             -----------   -----------
          Total Expenses...................................       21,779        16,412
                                                             -----------   -----------
Loss from operations.......................................      (21,693)      (16,363)
Interest expense...........................................         (217)         (109)
Interest income, net.......................................        6,988         3,230
                                                             -----------   -----------
Net loss...................................................  $   (14,922)  $   (13,242)
                                                             ===========   ===========
Basic and diluted net loss per share.......................  $     (0.75)  $     (0.81)
                                                             ===========   ===========
Shares used in calculation of basic and diluted net loss
  per share................................................   19,806,374    16,375,371
                                                             ===========   ===========

5.  RECENT ACCOUNTING PRINCIPLE

     In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for the presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS 144 will have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis of financial conditions and results of operations contained in the Avigen's Annual Report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements regarding Avigen's drug development programs, clinical trials, receipt of regulatory approval, capital needs, intellectual property, expectations, and intentions. In some cases, you can identify forward-looking statements by such terms as "may," "will," "should," "could," "believe," "anticipate," "expect," "intend," and similar expressions intended to identify these statements as forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that might cause or contribute to such differences include uncertainties and delays in obtaining regulatory approval to proceed with clinical trials or market products, and those discussed herein and under the caption "Risk Factors" at the end of the Business section of Avigen's Annual Report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission.

OVERVIEW

     Avigen is a leader in the development of gene therapy products for the treatment of inherited and acquired diseases. We are developing our proprietary adeno-associated virus vector technology, known as "AAV vectors," to deliver DNA to patients that are suffering from genetic and various non-genetic diseases. AAV vectors are a relatively new system for gene therapy. We believe our vectors can be used to deliver genes for many inherited genetic diseases, including hemophilia and certain metabolic diseases such as Gaucher disease, as well as for many acquired diseases, including Parkinson's disease, and certain types of cardiovascular disease.

     Since its inception, Avigen has devoted substantially all of its resources to research and development activities. We are a development stage company and have not received any revenue from the sale of products, and we do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including pre-clinical studies and clinical trials. At September 30, 2001, we had an accumulated deficit of $73.2 million.

RESULTS OF OPERATION

  THREE-MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     We did not earn any grant or other revenue during the three-months ended September 30, 2001 compared to $30,000 other revenue earned during the same period in 2000. We do not expect to receive any further grant or other revenue for the foreseeable future.

     Our research and development expenses totaled $5.4 million for the three-months ended September 30, 2001, an increase of $2.6 million over the $2.8 million in the comparable period in the prior year. During the last twelve months, we expanded our scientific and operations staff by 68%, from 72 a year ago, to 121 at September 30, 2001. Expenses in the current quarter reflect higher personnel costs, as well as higher costs for increased laboratory and manufacturing space that have been leased and modified for use in the last year, and higher costs for increased levels of raw materials used in the production of larger quantities of AAV vector. In the last year, demand for AAV vector has increased as a result of growth in our internal research projects, as well as to support our expanding collaborations with external researchers. We expect our research and development expenses to continue to increase as we continue adding personnel to accommodate the pursuit of additional clinical trials, as well as continuing to enhance our manufacturing capabilities and further expanding our research programs for additional gene therapy applications.

     General and administrative expenses totaled $1.9 million for the three-months ended September 30, 2001, an increase of approximately $450,000 over the $1.5 million in the comparable period in the prior year. This increase was primarily due to higher personnel and other corporate costs. We expect our general and administrative expenses to continue to increase as the company expands its operating activities.

     Interest expense was $75,000 for the current quarter, up from $35,000 for the three-month period ended September 30, 2000. Our interest expense for the current quarter primarily reflects costs associated with our long-term bank-borrowings, which totaled $7.0 million at September 30, 2001. The interest expense for the quarter ended September 30, 2000 included costs associated with our long-term bank-borrowings, which totaled $5.0 million at the end of the period, as well as interest related to capital equipment lease obligations which were subsequently fully paid off as of June 30, 2001.

     Interest income totaled $2.0 million for the three-months ended September 30, 2001, an increase of approximately $750,000 over the amount earned during the three-months ended September 30, 2000. Interest income earned is directly related to the levels of the Company's outstanding cash, cash equivalents, and securities balances, which were higher in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, total current assets, which include cash and cash equivalents, marketable securities, and accrued interest, totaled approximately $157 million compared to approximately $161 million at June 30, 2001. Cash and marketable securities declined from their June 30, 2001 levels, primarily due to quarterly operating costs of the Company that were not offset by interest income.

     Cash expenditures have significantly exceeded revenue since our inception. Our operations have principally been funded through public offerings and private placements of equity securities. Since our initial public offering in May 1996, we have completed private placements of common stock and warrants to purchase our common stock, raising net proceeds of approximately $58 million, and two public offerings raising additional net proceeds of approximately $114 million. In addition, we also completed a sale of common stock to Bayer AG that raised net proceeds of $15 million. Also since our initial public offering, as a result of exercises of warrants and options to purchase our common stock, we raised an additional $11.9 million. The timing and size of the exercise of these warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised from exercises of stock options and warrants in past periods should not be considered an indication of additional funds to be raised in future periods.

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

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We anticipate that our capital resources as of September 30, 2001 will be adequate to fund our needs through at least the next three years. However, this forward-looking statement is based upon our current plans and assumptions, which may change. Our future operating and capital requirements will depend on many factors, including:

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three-month period ended September 30, 2001, Avigen issued a total of 9,955 shares of its common stock at an aggregate purchase price of $74,662 upon the exercise of warrants previously sold in a private placement. These shares were issued to Pictet et Cie in reliance on Regulation S under the Securities Act. Pictet et Cie was the original purchaser of the warrants and, in connection with such purchase, made the required representations and warranties, including that it was not a "U.S. Person" as defined in Regulation S.

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

     (b) Reports on Form 8-K

     On August 20, 2001, Avigen filed a report on Form 8-K reporting under Item 5 announcing that the first patient was treated in a second Phase I clinical trial using its gene therapy product for hemophilia B, a blood clotting disorder caused by a deficiency of Factor IX.

     On August 22, 2001, Avigen filed a report on Form 8-K reporting under Item 8 that the Board of Directors of Avigen determined to change its fiscal year from June 30th to December 31st.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVIGEN, INC.
                                          (Registrant)

                                          /s/        JOHN MONAHAN
                                          --------------------------------------
                                                       John Monahan
                                          Chief Executive Officer and President

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

Date: November 12, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
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