Form 10-Q
period 2002-03-31
AVIGEN INC \DE
filed 2002-05-14
CIK 932903

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number: 0-28272

AVIGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3647113 (I.R.S. employer identification no.)

1301 Harbor Bay Parkway, Alameda, California 94502
(Address of principal executive offices and zip code)

(510) 748-7150
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   ☑       No ☐

     As of May 9, 2002, 20,082,158 shares of the registrant’s Common Stock, $.001 par value, were issued and outstanding.

AVIGEN, INC.
FORM 10-Q
Quarter Ended March 31, 2002

INDEX

PAGE

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Balance Sheets March 31, 2002 and December 31, 2001
Condensed Statements of Operations Three-months ended March 31, 2002 and 2001 and the period from October 22, 1992 (inception) through March 31, 2002
Condensed Statements of Cash Flows Three months ended March 31, 2002 and 2001 and the period from October 22, 1992 (inception) through March 31, 2002
Notes to Condensed Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

Item 1.   Financial Statements

AVIGEN, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2002	December 31, 2001

	(Unaudited)	Note 1
ASSETS
Current Assets:
Cash and cash equivalents	$17,762	$13,211
Available for sale securities	111,575	125,043
Restricted investments	10,000	10,000
Accrued interest	1,401	1,335
Prepaid expenses and other current assets	409	398

Total current assets	141,147	149,987
Property and equipment, net	19,362	16,813
Deposits and other assets	1,547	1,609

Total assets	$162,056	$168,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$2,044	$1,643
Accrued compensation and related expenses	1,080	858

Total current liabilities	3,124	2,501
Long-term loan payable	8,000	8,000
Deferred rent	636	558
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 20,081,158 and 19,966,334 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	20	20
Additional paid-in capital	235,124	234,260
Accumulated other comprehensive income	1,242	2,213
Deficit accumulated during the development stage	(86,090)	(79,143)

Total stockholders’ equity	150,296	157,350

Total liabilities and stockholders’ equity	$162,056	$168,409

See accompanying notes.

AVIGEN, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

			Period from October 22,
	Three months ended		1992
	March 31,		(inception)
			Through
	2002	2001	March 31, 2002

Grant and other revenue	$—	$—	$730
Operating Expenses:
Research and development	6,202	5,826	67,749
General and administrative	1,978	1,653	30,256
In-license fees	—	—	5,034

Total expenses	8,180	7,479	103,039

Loss from operations	(8,180)	(7,479)	(102,309)
Interest expense	(73)	(71)	(1,716)
Interest income	1,306	2,654	17,935

Net loss	$(6,947)	$(4,896)	$(86,090)

Basic and diluted net loss per share	$(0.35)	$(0.25)

Shares used in calculation of basic and diluted net loss per share	20,053	19,624

See accompanying notes.

AVIGEN, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended		Period from October 22, 1992
	March 31,		(inception)
			Through
	2002	2001	March 31, 2002

Operating activities
Net cash used in operating activities	$(5,533)	$(4,934)	$(72,866)

Investing activities
Purchases of property and equipment and construction in progress	(3,201)	(2,146)	(25,308)
Purchases of available for sale securities	(6,634)	(72,713)	(474,973)
Maturities of available for sale securities	19,131	24,066	354,642

Net cash provided by (used in) investing activities	9,296	(50,793)	(145,639)
Financing activities
Proceeds from long-term obligations	—	—	10,133
Payments on capital lease obligations	—	(18)	(2,154)
Proceeds from warrants and options exercised	788	305	12,761
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	14,987	205,619
Other financing activities	—	—	9,908

Net cash provided by financing activities	788	15,274	236,267
Net increase (decrease) in cash and cash equivalents	4,551	(40,453)	17,762
Cash and cash equivalents, beginning of period	13,211	58,579	—

Cash and cash equivalents, end of period	$17,762	$18,126	$17,762

Supplemental disclosure
Issuance of warrants in connection with building lease extension	$—	$—	$1,738

See accompanying notes

AVIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Interim Financial Statements

     The accompanying unaudited condensed financial statements of Avigen, Inc., hereafter referred to as the “Company”, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results reported for the three-months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company’s transition report on Form 10-K for the transition period ended December 31, 2001, filed with the Securities and Exchange Commission.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   Cash, Cash Equivalents, and Available for Sale Securities

     The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The Company has classified its investments in marketable securities as available for sale. The Company’s available-for-sale securities consist principally of corporate debt securities and federal agency obligations with a minimum short-term rating of A1/P1 and a minimum long-term rating of A, and with maturities of less than three years. Available for sale securities are reported at market value and unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive income and as a separate component of stockholders’ equity until realized. Interest on securities classified as available for sale is included in interest income.

     The Company has pledged a portion of its portfolio of available for sale securities to secure a $10 million long-term debt obligation and has identified these pledged assets as restricted investments on its balance sheets.

     The following is a summary of cash and available for sale securities and restricted investments as of March 31, 2002 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$13,478	$—	$—	$13,478
Corporate debt securities	67,802	645	(192)	68,255
Federal agency obligations	42,490	740	(51)	43,179
Asset-backed and other securities	14,325	139	(39)	14,425

Total	$138,095	$1,524	$(282)	$139,337
Amounts reported as Cash and cash equivalents	17,762	—	—	17,762

Available for sale securities and restricted investments	$120,333	$1,524	$(282)	$121,575

     The weighted average maturity of investments held at March 31, 2002 was 365 days, with $67.6 million carrying a weighted average maturity of less than twelve months, and $71.7 million carrying a weighted average maturity between one and three years.

3.   Comprehensive Loss

     Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities.

	Three months ended
	March 31,

(amounts in thousands)	2002	2001

Net loss	$(6,947)	$(4,896)
Other comprehensive income (loss)	(971)	1,120

Comprehensive loss	$(7,918)	$(3,776)

4.   Proceeds from the Exercise of Warrants

     During the three months ended March 31, 2002, the Company issued 99,585 shares of common stock in connection with the exercise of warrants previously sold in a private placement, resulting in proceeds of $746,888.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis of financial conditions and results of operations contained in Avigen’s Transition Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements regarding Avigen’s drug development programs, clinical trials, receipt of regulatory approval, capital needs, intellectual property, expectations, and intentions. In some cases, you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “intend,” and similar expressions intended to identify these statements as forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that might cause or contribute to such differences include uncertainties and delays in obtaining regulatory approval to proceed with clinical trials or market products, and those discussed herein and under the caption “Risk Factors” at the end of the Business section of Avigen’s Transition Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Overview

     Avigen is a leader in the development of gene therapy products based on our AAV (adeno—associated virus) delivery platform technology. Our proposed gene delivery products are designed for direct administration to patients in order to achieve expression of therapeutic proteins within the body for the treatment of disease. We believe our gene-based products, by targeting the root cause of the disease at the fundamental cellular level, hold great promise for treating a wide variety of diseases and conditions that are not adequately addressed by current medical science. We believe our AAV gene delivery technology can be used to deliver genes that promote therapeutic responses in patients suffering from many types of illnesses, including genetic diseases such as hemophilia, and many non-genetic diseases such as Parkinson’s disease and congestive heart failure.

     Since our inception, we have devoted substantially all of our resources to research and development activities. We are a development stage company and have not received any revenue from the sale of products, and we do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At March 31, 2002, we had an accumulated deficit of $86.1 million.

Results of Operations

Three Months Ended March 31, 2002 and 2001

     While we have earned grant and other revenue in prior periods, we did not earn any grant or other revenue during the three months ended March 31, 2002 or 2001 and we do not expect to receive significant additional revenue for the foreseeable future.

     Our research and development expenses totaled $6.2 million for the three months ended March 31, 2002 and represented an increase of approximately $380,000 from the same period in the prior year. Our scientific, manufacturing, and operations staff totaled approximately 130 positions at March 31, 2002, an increase of 50% from March 31, 2001. Correspondingly, personnel costs in the current quarter were approximately $800,000 higher than in the same quarter last year. This growth in the personnel cost portion of total research and development expenses was partially offset by differences in the timing between the two quarters of purchases of some bulk materials and payments for patent license fees and preclinical study work performed by third-parties. We expect our total research and development expenses to continue to increase as we continue to conduct our clinical trials, enhance our manufacturing capabilities, and expand our research programs for additional gene therapy applications.

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

	Three months ended

	March 31, 2002	March 31, 2001

Research and preclinical development	$3,629	$3,222
Clinical development	2,573	2,604

Total research and development expenses	$6,202	$5,826

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

     The increase in our research and preclinical development expenses for the three months ended March 31, 2002 versus the three months ended March 31, 2001 reflects the expansion and diversification of our core research and preclinical work, to significantly enhance production techniques to support large scale manufacturing of our AAV vectors, and to explore possibilities for using our AAV vectors in a number of new disease applications. The small decline in our clinical development expenses includes a $400,000 decrease in patent license payments, offset by an increase in other operating costs associated with running our clinical trials and enhancing our manufacturing capacity. In the quarter ended March 31, 2001, we made significant origination and milestone payments for patent licenses that were not recurring in the comparable quarter of 2002.

     General and administrative expenses totaled $2.0 million for the three-month period ended March 31, 2002, an increase of approximately $325,000 from the three-month period ended March 31, 2001, primarily due to higher personnel and other corporate costs. We expect our general and administrative expenses to continue to increase as we expand our operating activities.

     Interest expense was $73,000 for the current quarter,compared to $71,000 for the same period last year. Interest expense for both periods primarily reflects the costs associated with long-term bank-borrowings, which totaled $8.0 million at March 31, 2002, up from $5.0 million at March 31, 2001. The rise in borrowings between the comparable quarters was offset by a decline in the average variable interest rate charged on the borrowings.

     Interest income decreased to $1.3 million for the three months ended March 31, 2002 from $2.7 million for the three months ended March 31, 2001. This decrease in interest income is primarily due to the decline in market interest rates between the comparable quarters, as well as the decrease in outstanding cash and securities balances as resources have been used to fund on-going operations and finance construction of additional research and development facilities.

Liquidity and Capital Resources

     At March 31, 2002, total current assets, which include cash and cash equivalents, available for sale securities, restricted investments, and accrued interest, totaled approximately $141.1 million compared to approximately $150.0 million at December 31, 2001. During the quarter ended March 31, 2002, the aggregate amount of cash, cash equivalents, and available for sale securities declined from their December 31, 2001 levels primarily to fund quarterly operating costs. In addition, during the quarter ended March 31, 2002, the aggregate amount of cash, cash equivalents, and available for sale securities declined by approximately $3.2 million to finance construction and other capital expenditures and increased by approximately $788,000 from proceeds received in connection with the exercise of previously issued warrants and options.

     Cash expenditures have significantly exceeded revenue since our inception. Our operations have principally been funded through public offerings and private placements of equity securities. Since our initial public offering in May 1996, we have completed private placements of common stock and warrants to purchase our common stock, raising net proceeds of approximately $58 million, and two public offerings raising additional net proceeds of approximately $114 million. In addition, we also completed a sale of common stock to Bayer AG in February 2001 that raised net proceeds of $15 million. Also since our initial public offering, as a result of exercises of warrants and options to purchase our common stock, we raised an additional $12.8 million. The timing and size of the exercise of these warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised from exercises of stock options and warrants in past periods should not be considered an indication of additional funds to be raised in future periods.

     In addition to funding our operations through sales of our common stock, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with third parties to conduct research and development, and using consultants, where appropriate. We expect to incur additional future expenses, resulting in significant losses, as we continue to expand our research and development activities and undertake additional preclinical studies and clinical trials of our gene therapy product candidates. We also expect to incur substantial expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We anticipate that our capital resources as of March 31, 2002 will be adequate to fund our needs through at least the next three years. However, this forward-looking statement is based upon our current plans and assumptions, which may change. Our future operating and capital requirements will depend on many factors, including:

•	continued scientific progress in research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patent claims and other intellectual property rights;

•	competing technological developments;

•	the cost of manufacturing scale-up;

•	the cost of commercialization activities; and

•	other factors which may not be within our control.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes us to material market risk. We have also evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial.

     If market interest rates were to increase by 100 basis points, or 1%, from their March 31, 2002 levels, we estimate that the fair value of our securities portfolio would decline by approximately $1.3 million. The modeling technique used estimates the change in fair value arising from an immediate hypothetical shift in market rates and quantifies the ending fair market value including principal and accrued interest.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

We are currently involved in one legal proceeding. On February 21, 2002, we filed a complaint in the United States District Court for the Northern District of California alleging that Research Corporation Technologies, (“RCT”), engaged in a breach of contract and breach of the implied covenant of good faith and fair dealing as a result of RCT’s failure to disclose material information to the Patent and Trademark Office in connection with the prosecution of U.S. Patent Application No. 07/789,917 and U.S. Patent Application No. 07/982,193 which issued as U.S. Patent No. 6,261,834 on July 17, 2001. In May 1992, we entered into a license agreement with RCT for rights to patent applications relating to a cell-specific promoter in AAV vectors. The license was exclusive and worldwide. In consideration for the license, we paid an initial license fee and issued 247,949 shares of our common stock. We believe that RCT’s actions have made the patents and patent applications covered by the license agreement unenforceable, and in so doing have destroyed the value of the exclusive patent license. We are seeking financial damages and a determination by the court that RCT’s actions have rendered the patents’ claims unenforceable.

Item 2.   Changes in Securities and Use of Proceeds

During the three-month period ended March 31, 2002, we issued a total of 99,585 shares of our common stock for an aggregate purchase price of $746,888 upon the exercise of warrants previously sold in a private placement. These shares were issued to Lombard Odier & Cie in reliance on Regulation S under the Securities Act. Lombard Odier & Cie was the original purchaser of the warrants and represented in connection with such purchase, that they were not “U.S. persons” as defined in Regulation S under the Securities Act and made all of the other representations and warranties to qualify for the exemption from registration provided by Regulation S.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)   The following exhibits are included herein:

Exhibit
No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

**	Filed as exhibit 3.1.1 to Avigen’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2000 and incorporated herein by reference.

(b)  Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIGEN, INC. (Registrant)

Date: May 13, 2002	/s/ JOHN MONAHAN
John Monahan Chief Executive Officer and President

Date: May 13, 2002	/s/ THOMAS J. PAULSON
Thomas J. Paulson Vice President Finance, Chief Financial and Accounting Officer, and Secretary

EXHIBIT INDEX

Exhibit
No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

**	Filed as exhibit 3.1.1 to Avigen’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2000 and incorporated herein by reference.