Form 10-Q
period 2002-06-30
AVIGEN INC \DE
filed 2002-08-14
CIK 932903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No ☐

      As of August 1, 2002, 20,090,958 shares of the registrant’s Common Stock, $.001 par value, were issued and outstanding.

AVIGEN, INC.

FORM 10-Q

Quarter Ended June 30, 2002

Item 1.	Financial Statements

AVIGEN, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)	Note 1

	(In thousands, except share
	and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$3,529	$13,211
Available for sale securities	116,588	125,043
Restricted investments	11,500	10,000
Accrued interest	1,092	1,335
Prepaid expenses and other current assets	584	398

Total current assets	133,293	149,987
Property and equipment, net	19,718	16,813
Deposits and other assets	1,485	1,609

Total assets	$154,496	$168,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$1,613	$1,643
Accrued compensation and related expenses	588	858

Total current liabilities	2,201	2,501
Long-term loan payable	8,000	8,000
Deferred rent	712	558
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 20,090,708 and 19,966,334 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	20	20
Additional paid-in capital	235,220	234,260
Accumulated other comprehensive income	1,597	2,213
Deficit accumulated during the development stage	(93,254)	(79,143)

Total stockholders’ equity	143,583	157,350

Total liabilities and stockholders’ equity	$154,496	$168,409

See accompanying notes.

AVIGEN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

					Period from
					October 22,
					1992
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		through
					June 30,
	2002	2001	2002	2001	2002

	(In thousands, except share and per share data)

	(Unaudited)
Grant and other revenue	$16	$86	$16	$86	$746
Expenses:
Research and development	7,001	5,042	13,127	10,868	74,750
General and administrative	1,528	1,949	3,582	3,602	31,784
In-license fees	—	—	—	—	5,034

Total expenses	8,529	6,991	16,709	14,470	111,568

Loss from operations	(8,513)	(6,905)	(16,693)	(14,384)	(110,822)
Interest expense	(73)	(72)	(146)	(143)	(1,789)
Interest income	1,422	2,343	2,728	4,997	19,357

Net loss	$(7,164)	$(4,634)	$(14,111)	$(9,530)	$(93,254)

Basic and diluted net loss per share	$(0.36)	$(0.23)	$(0.70)	$(0.48)

Shares used in calculation of basic and diluted net loss per share	20,084,472	19,838,995	20,069,235	19,733,368

See accompanying notes.

AVIGEN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

			Period from
			October 22,
			1992
	Six Months Ended		(Inception)
	June 30,		through
			June 30,
	2002	2001	2002

	(In thousands)

	(Unaudited)
Operating activities
Net cash used in operating activities	(12,524)	(7,806)	(79,857)
Investing activities
Purchases of property and equipment and construction in progress	(4,316)	(5,126)	(26,423)
Purchase of available for sale securities	(24,050)	(113,053)	(492,389)
Maturities of available for sale securities	30,388	57,774	365,899

Net cash provided by (used in) investing activities	2,022	(60,405)	(152,913)
Financing activities
Proceeds from long-term obligations	—	—	10,133
Payments on capital lease obligations	—	(44)	(2,154)
Proceeds from warrants and options exercised	820	781	12,793
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	14,987	205,619
Other financing activities	—	—	9,908

Net cash provided by financing activities	820	15,724	236,299
Net increase (decrease) in cash and cash equivalents	(9,682)	(52,487)	3,529
Cash and cash equivalents, beginning of period	13,211	58,579	—

Cash and cash equivalents, end of period	$3,529	$6,092	$3,529

Supplemental disclosure
Issuance of warrants in connection with building lease extension	$—	$—	$1,738

See accompanying notes

AVIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.     Interim Financial Statements

      The accompanying unaudited condensed financial statements of Avigen, Inc., hereafter referred to as the “Company”, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results reported for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company’s transition report on Form 10-K for the transition period ended December 31, 2001, filed with the Securities and Exchange Commission.

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

      The Company has pledged a portion of its portfolio of available for sale securities to secure a $10.0 million long-term debt obligation and an additional $1.5 million to collateralize equipment operating leases. These pledged assets have been identified as restricted investments on its balance sheets.

      The following is a summary of cash and available for sale securities as of June 30, 2002 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$3,529	$—	$—	$3,529
Corporate debt securities	67,458	587	(63)	67,982
Federal agency obligations	44,934	869	—	45,803
Asset-backed and other securities	14,099	204	—	14,303

Total	$130,020	$1,660	$(63)	$131,617
Amounts reported as
Cash and cash equivalents	3,529	—	—	3,529

Available for sale securities	$126,491	$1,660	$(63)	$128,088

      The weighted average maturity of investments held at June 30, 2002 was 355 days, with $69.8 million carrying a weighted average maturity of less than twelve months, and $60.4 million carrying a weighted average maturity between one and three years.

AVIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

3.     Comprehensive Loss

      Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Amounts in thousands)
Net loss	$(7,164)	$(4,634)	$(14,111)	$(9,530)
Other comprehensive income (loss)	354	(193)	(616)	927

Comprehensive loss	$(6,810)	$(4,827)	$(14,727)	$(8,603)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis of financial conditions and results of operations contained in Avigen’s Transition Report on Form 10-K for the six-month period ended December 31, 2001, filed with the Securities and Exchange Commission.

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements regarding Avigen’s drug development programs, clinical trials, receipt of regulatory approval, capital needs, intellectual property, expectations, and intentions. In some cases, you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “intend,” and similar expressions intended to identify these statements as forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that might cause or contribute to such differences include uncertainties and delays in obtaining regulatory approval to proceed with clinical trials or market products, and those discussed herein and under the caption “Risk Factors” at the end of the Business section of Avigen’s Transition Report on Form 10-K for the six-month period ended December 31, 2001, filed with the Securities and Exchange Commission.

Overview

      Avigen is a leader in the development of gene therapy products, based on our AAV (adeno-associated virus) delivery platform technology. Our proposed gene delivery products are designed for direct administration to patients in order to achieve expression of therapeutic proteins within the body for the treatment of disease. We believe our gene-based products, by targeting the root cause of the disease at the fundamental cellular level, hold great promise for treating a wide variety of diseases and conditions that are not adequately addressed by current medical science. We believe our AAV gene delivery technology can be used to deliver genes that promote therapeutic responses in patients suffering from many types of illnesses, including genetic diseases such as hemophilia, and many non-genetic diseases such as Parkinson’s disease and congestive heart failure.

      Since our inception, we have devoted substantially all of our resources to research and development activities. We are a development stage company and have not received any revenue from the sale of products, and we do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At June 30, 2002, we had an accumulated deficit of $93.3 million.

Results of Operations

Three-Months Ended June 30, 2002 and 2001

      Grant and other revenue were $16,000 and $86,000 during the three-months ended June 30, 2002 and 2001, respectively. Revenue for the quarter ended June 30, 2002 consisted of license and other revenue and did not include any grant revenue. Revenue for the quarter ended June 30, 2001 primarily consisted of grant revenue, which represented reimbursements under a grant from the National Institutes of Health, which expired in 2001. We are not currently party to any active grants that would result in the receipt of future revenue payments and do not expect to receive significant additional revenue for the foreseeable future.

      Our research and development expenses totaled $7.0 million for the three months ended June 30, 2002, a 40% increase from $5.0 million for the same period in the prior year. Our scientific, manufacturing, and operations staff totaled approximately 138 positions at June 30, 2002, an increase of 23% from June 30, 2001. Correspondingly, personnel costs in the current quarter were approximately $500,000 higher than in the same quarter last year. The increase in total research and development expenses in the current quarter also included higher consumption of laboratory and production materials, increased payments to collaborators for support in clinical and preclinical projects, and higher depreciation expense related to new facilities and equipment placed in service in the last year. We expect our total research and development expenses to continue to increase as we continue to conduct our clinical trials, enhance our manufacturing capabilities, and expand our research programs for additional gene therapy applications.

      Our research and development expenses can be divided into two primary functions, representing costs to support research and preclinical development and costs to support clinical development for human clinical trials. Research and preclinical development costs include activities associated with general research and exploration, animal studies, production of vector for use by external collaborators in general research and exploration, and development of processes to translate research achievements into commercial scale capabilities. During the quarter ended June 30, 2002, our programs in the research and preclinical phase were directed primarily at potential treatments of hemophilia A, Parkinson’s disease and congestive heart failure. Clinical development costs include activities associated with maintaining regulated and controlled processes, manufacturing vector for use in human clinical trials, and supporting patient accrual and patient administration within clinical trials. During the quarter ended June 30, 2002, our programs in the clinical development phase were directed primarily at potential treatment of hemophilia B. We estimate that the split in costs associated with these two functions approximate the following (in thousands):

	Three Months
	Ended

	June 30,	June 30,
	2002	2001

Research and preclinical development	$3,839	$2,804
Clinical development	3,162	2,238

Total research and development expenses	$7,001	$5,042

      Because a significant percentage of our research and development resources are dedicated to activities that focus on fundamental AAV vector characteristics and production and administration techniques, which are considered platform technologies that may be used in many different product applications, the majority of our costs are not directly attributed to individual projects. Decisions regarding our project management and resource allocation are primarily based on interpretations of scientific data, rather than cost allocations. Our estimates of costs between research and preclinical development and clinical development are primarily based on staffing roles within our research and development departments. As such, costs allocated to specific projects may not necessarily reflect the actual costs of those efforts, and therefore, we do not generally evaluate actual costs incurred information on a project-by-project basis. In addition, we are unable to estimate the future costs to complete any specific projects.

      The increase in our research and preclinical development expenses for the three months ended June 30, 2002 versus the three months ended June 30, 2001 reflects further expansion and diversification of our core research and preclinical work, primarily including higher payments to third-party collaborators for their role in performing animal studies. The increase in our clinical development expenses primarily reflects a rise in the consumption of production materials used to produce higher quantities of vector during the period and other operating costs associated with running our clinical trials and enhancing our manufacturing capacity.

      General and administrative expenses totaled $1.5 million for the three-month period ended June 30, 2002, a decrease of approximately $420,000 from $1.9 million for the three-month period ended June 30, 2001, primarily due to a reversal of an accrual for bonuses that will not be paid and a decrease in other corporate costs incurred during the quarter ended June 30, 2001 associated with what was previously our fiscal year-end. We expect our general and administrative expenses to return to levels comparable to previous quarters.

      Interest expense was $73,000 for the current quarter compared to $72,000 for the same period last year. Interest expense for both periods primarily reflects the costs associated with long-term bank-borrowings, which totaled $8.0 million at June 30, 2002, up from $5.0 million at June 30, 2001. The rise in borrowings between the comparable quarters was offset by a decline in the average variable interest rate charged on the borrowings.

      Interest income decreased to $1.4 million for the three months ended June 30, 2002 from $2.3 million for the three months ended June 30, 2001. This decrease in interest income is primarily due to the decline in market interest rates between the comparable quarters, as well as the decrease in outstanding cash and available for sale securities balances as resources have been used to fund on-going operations and finance construction of additional research and development facilities.

Six-Months Ended June 30, 2002 and 2001

      Grant and other revenue were $16,000 and $86,000, respectively, during the six-months ended June 30, 2002 and 2001. The decline in revenue between the two six-month periods is the same as discussed for the three months ended June 30, 2002 and 2001, as we had no grant or other revenue for the three months ended March 31, 2002 and 2001.

      Our research and development expenses totaled $13.1 million for the six-months ended June 30, 2002 and represented an increase of approximately $2.3 million, or 21%, from the same period in the prior year. The increase in our scientific, manufacturing, and operations staff described in the discussion of the quarterly results above contributed to an increase in personnel costs for the six-month period ended June 30, 2002 of approximately $1.3 million over the level of expenses in the same period last year. Total research and development costs also increased in the current six-month period above the levels incurred in the same period in the prior year due to higher payments to collaborators for support in clinical and preclinical projects, and higher depreciation expense related to new facilities and equipment placed in service in the last year. Contrary to the pattern experienced when comparing the quarterly periods, consumption of laboratory and production materials between the comparable six-month periods ended June 30, 2002 and 2001 grew only slightly due to large purchases of some bulk materials in the first quarter of 2001.

      We estimate that the split in costs associated with the two primary functions of our research and development activities approximate the following (in thousands):

	Six Months Ended

	June 30,	June 30,
	2002	2001

Research and preclinical development	$7,437	$6,026
Clinical development	5,690	4,842

Total research and development expenses	$13,127	$10,868

      The increase in our research and preclinical development expenses for the six months ended June 30, 2002 versus the six months ended June 30, 2001 reflects the same expansion and diversification of our core research and preclinical work and higher payments to third-party collaborators as discussed for the comparable quarters above. The increase in our clinical development expenses primarily reflects a rise in the consumption of production materials used to produce higher quantities of vector during the period and other operating costs associated with running our clinical trials and enhancing our manufacturing capacity, partially offset by a decrease of approximately $300,000 in aggregate origination and milestone payments for patent licenses that were made during the six-month period ended June 2001 that were not recurring in the comparable period of 2002.

      General and administrative expenses totaled $3.6 million for both the six-month periods ended June 30, 2002 and 2001, as the decrease in personnel costs for the current period when compared to the prior year period were offset by increases in other corporate costs in the current year period versus the same period last year. Personnel costs for the period ended June 30, 2002 decreased primarily due to a reversal of an accrual for bonuses that will not be paid, while other corporate costs during the same period increased primarily due to higher legal expenditures and insurance premiums.

      Interest expense was $146,000 for the six-month period ended June 30, 2002, compared to $143,000 for the same period last year. Interest expense for both periods primarily reflects the costs associated with long-term bank-borrowings, which totaled $8.0 million at June 30, 2002, up from $5.0 million at June 30, 2001. The rise in borrowings between the comparable six-month periods was offset by a decline in the average variable interest rate charged on the borrowings.

      Interest income decreased to $2.7 million for the six months ended June 30, 2002 from $5.0 million for the six months ended June 30, 2001. This decrease in interest income is primarily due to the decline in market interest rates between the comparable six-month periods, as well as the decrease in outstanding cash and securities balances as resources have been used to fund on-going operations and finance construction of additional research and development facilities.

Liquidity and Capital Resources

      At June 30, 2002, total current assets, which include cash and cash equivalents, available for sale securities, restricted investments, and accrued interest, totaled approximately $133.3 million compared to approximately $150.0 million at December 31, 2001. During the six-month period ended June 30, 2002, the aggregate amount of cash, cash equivalents, and available for sale securities declined from their December 31, 2001 levels primarily due to funding of quarterly operating costs. In addition, during the six months ended June 30, 2002, the aggregate amount of cash, cash equivalents, and available for sale securities declined by approximately $4.3 million to finance construction and other capital expenditures and increased by approximately $820,000 from proceeds received in connection with the exercise of previously issued warrants and options.

      In June 2002, we amended the terms of a $10 million revolving line of credit which had been put in place with Wells Fargo Bank in June 2000 to provide support for construction related activities. Under the terms of the amendment, the expiration date of the borrowing was extended from June 1, 2003 to June 1, 2005, thereby deferring the timetable to repay principal borrowed for two years. Under the terms of the revolving line of credit, we pledged a portion of our portfolio of available for sale securities as collateral and have identified the amount of the pledged securities as restricted investment on our balance sheets. As collateral for the revolving line of credit, these restricted investments would not be considered a current source of additional liquidity.

      Cash expenditures have significantly exceeded revenue since our inception. Our operations have principally been funded through public offerings and private placements of equity securities. Since our initial public offering in May 1996, we have completed private placements of common stock and warrants to purchase our common stock, raising net proceeds of approximately $58.0 million, and two public offerings raising additional net proceeds of approximately $114.0 million. In addition, we also completed a sale of common stock to Bayer AG in February 2001 that raised net proceeds of $15.0 million. Also since our initial public offering, as a result of exercises of warrants and options to purchase our common stock, we raised an additional $12.8 million. The timing and size of the exercise of these warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised from exercises of stock options and warrants in past periods should not be considered an indication of additional funds to be raised in future periods.

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

      We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We anticipate that our capital resources as of June 30, 2002 will be adequate to fund our needs through at least the next three years. However, this forward-looking statement is based upon our current plans and assumptions, which may change. Our future operating and capital requirements will depend on many factors, including:

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

      Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes us to other market risks. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting our investments to high quality issuers and highly liquid instruments with effective maturities of less than three years, and an average aggregate portfolio duration of approximately one year. Our entire portfolio is classified as non-trading and includes approximately 64% fixed-rate securities and 36% variable-rate securities.

      We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their June 30, 2002 levels, we estimate that the fair value of our securities portfolio would decline by approximately $1.2 million. Our estimated decrease in the fair value of our securities portfolio at June 30, 2002 resulting from a 1% increase in interest rates is lower than our estimated $1.8 million decrease for the same change in interest rates at December 31, 2001, due to the reduction is size of the overall portfolio and the reduction in the weighted average maturity of the securities. The modeling technique used measures duration risk sensitivity to estimate the potential change in fair value arising from an immediate hypothetical shift in market rates and quantifies the ending fair market value including principal and accrued interest.

      Our long-term debt includes a $10.0 million revolving line of credit due June 1, 2005. Interest charged on the borrowing is based on LIBOR and is reset in three-month increments based on the date of each original drawdown. During the quarter ended June 30, 2002, the average annual rate of interest charged on the borrowing was approximately 3.40%.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      We are currently involved in one legal proceeding. On February 21, 2002, we filed a complaint in the United States District Court for the Northern District of California alleging that Research Corporation

Technologies, (“RCT”), engaged in a breach of contract and breach of the implied covenant of good faith and fair dealing as a result of RCT’s failure to disclose material information to the Patent and Trademark Office in connection with the prosecution of U.S. Patent Application No. 07/789,917 and U.S. Patent Application No. 07/982,193 which issued as U.S. Patent No. 6,261,834 on July 17, 2001. In May 1992, we entered into a license agreement with RCT for rights to patent applications relating to a cell-specific promoter in AAV vectors. The license was exclusive and worldwide. In consideration for the license, we paid an initial license fee and issued 247,949 shares of our common stock. We believe that RCT’s actions have made the patents and patent applications covered by the license agreement unenforceable, and in so doing have destroyed the value of the exclusive patent license and therefore we terminated the license agreement. We are seeking financial damages and a determination by the court that RCT’s actions have rendered the patents’ claims unenforceable. On June 20, 2002, RCT filed an answer to the complaint and a counterclaim alleging the Company’s failure to pay royalties under the terminated license agreement and seeking $100,000 in damages. The Company responded to this counterclaim, denying the claim.

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Avigen, Inc. for the transition period ended December 31, 2001 was held on May 20, 2002.

      The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

1. Zola Horovitz, Ph.D. and Yuichi Iwaki, M.D., Ph.D., were elected as Class I directors of Avigen to hold office until the 2005 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until such directors’ earlier death, resignation or removal. The voting results, with approximately 77% of the shares voting, was as follows:

Zola Horovitz, Ph.D.
For	14,877,203
Withhold	759,959
Abstain	-0-
Broker nonvotes	-0-

Yuichi Iwaki, M.D., Ph.D.
For	14,692,399
Withhold	944,763
Abstain	-0-
Broker nonvotes	-0-

Class II directors, Philip Whitcome, Ph.D. and John K.A. Prendergast, Ph.D., will each continue to serve on the Board of Directors until the 2003 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Class III directors, John Monahan, Ph.D. and Daniel Vapnek, Ph.D., will each continue to serve on the Board of Directors until the 2004 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

2. The amendment to Avigen’s 1996 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan from 2,500,000 shares to 3,500,000 shares was approved. The voting results were as follows:

For	11,826,746
Against	3,796,462
Abstain	13,954
Broker nonvotes	-0-

3. The selection of Ernst & Young LLP as the Company’s independent Auditors for its fiscal year ending December 31, 2002 was ratified. The voting results were as follows:

For	15,539,001
Against	95,911
Abstain	2,250
Broker nonvotes	-0-

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are included herein:

Exhibit
No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
10.49	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.
10.50	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo Bank
99.1	Certificate of Chief Executive Officer and Chief Financial Officer

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

**	Filed as exhibit 3.1.1 to Avigen’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2000 and incorporated herein by reference.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIGEN, INC.
(Registrant)

/s/ JOHN MONAHAN

John Monahan
Chief Executive Officer and President

Date: August 13, 2002

/s/ THOMAS J. PAULSON

Thomas J. Paulson
Vice President Finance,
Chief Financial and Accounting Officer, and Secretary

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
10.49	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.
10.50	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo Bank.
99.1	Certificate of Chief Executive Officer and Chief Financial Officer

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

**	Filed as exhibit 3.1.1 to Avigen’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2000 and incorporated herein by reference.