Form 10-Q
period 2002-09-30
AVIGEN INC \DE
filed 2002-11-13
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☑              No

     As of November 6, 2002, 20,094,108 shares of the registrant’s Common Stock, $.001 par value, were issued and outstanding.

AVIGEN, INC.
FORM 10-Q
Quarter Ended September 30, 2002

Item 1. Financial Statements

AVIGEN, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)	Note 1
	(In thousands, except share and
	per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$7,913	$13,211
Available for sale securities	105,672	125,043
Restricted investments	11,500	10,000
Accrued interest	1,259	1,335
Prepaid expenses and other current assets	471	398

Total current assets	126,815	149,987
Property and equipment, net	19,370	16,813
Deposits and other assets	1,434	1,609

Total assets	$147,619	$168,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$1,290	$1,643
Accrued compensation and related expenses	689	858

Total current liabilities	1,979	2,501
Long-term loan payable	8,000	8,000
Deferred rent	783	558
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 20,091,833 and 19,966,334 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	20	20
Additional paid-in capital	235,271	234,260
Accumulated other comprehensive income	1,930	2,213
Deficit accumulated during the development stage	(100,364)	(79,143)

Total stockholders’ equity	136,857	157,350

Total liabilities and stockholders’ equity	$147,619	$168,409

See accompanying notes.

AVIGEN, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					Period from
					October 22,
	Three months ended		Nine months ended		1992
	September 30,		September 30,		(inception)
					Through
	2002	2001	2002	2001	September 30, 2002

	(In thousands, except share and per share data)
	(Unaudited)
Grant and other revenue	$13	$—	$29	$86	$759
Expenses:
Research and development	6,329	5,385	19,456	16,253	81,079
General and administrative	2,144	1,923	5,726	5,525	33,928
In-license fees	—	—	—	—	5,034

Total expenses	8,473	7,308	25,182	21,778	120,041

Loss from operations	(8,460)	(7,308)	(25,153)	(21,692)	(119,282)
Interest expense	(44)	(75)	(190)	(218)	(1,833)
Interest income	1,394	1,991	4,122	6,988	20,751

Net loss	$(7,110)	$(5,392)	$(21,221)	$(14,922)	$(100,364)

Basic and diluted net loss per share	$(0.35)	$(0.27)	$(1.06)	$(0.75)

Shares used in calculation of basic and diluted net loss per share	20,091,283	20,035,738	20,077,505	19,842,907

See accompanying notes.

AVIGEN, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

			Period from
	Nine months ended		October 22, 1992
	September 30,		(inception)
			Through
	2002	2001	September 30, 2002

	(In thousands)
	(Unaudited)
Operating Activities
Net cash used in operating activities	$(18,957)	$(12,956)	$(86,290)
Investing activities
Purchases of property and equipment and construction in progress	(4,755)	(8,041)	(26,862)
Purchase of available for sale securities	(54,176)	(135,811)	(522,515)
Maturities of available for sale securities	71,764	96,186	407,275

Net cash provided by (used in) investing activities	12,833	(47,666)	(142,102)
Financing activities
Proceeds from long-term obligations	—	2,000	10,133
Payments on capital lease obligations	—	(44)	(2,154)
Proceeds from warrants and options exercised	826	883	12,799
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	14,987	205,619
Other financing activities	—	—	9,908

Net cash provided by financing activities	826	17,826	236,305
Net increase (decrease) in cash and cash equivalents	(5,298)	(42,796)	7,913
Cash and cash equivalents, beginning of period	13,211	58,579	—

Cash and cash equivalents, end of period	$7,913	$15,783	$7,913

Supplemental disclosure
Issuance of warrants in connection with building lease extension	$—	$—	$1,738

See accompanying notes

AVIGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Interim Financial Statements

     The accompanying unaudited condensed financial statements of Avigen, Inc., hereafter referred to as the “Company”, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results reported for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company’s transition report on Form 10-K for the transition period ended December 31, 2001, filed with the Securities and Exchange Commission.

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

     The following is a summary of cash and available for sale securities as of September 30, 2002 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$5,630	$—	$—	$5,630
Corporate debt securities	59,224	665	(99)	59,790
Federal agency obligations	42,791	1,059	—	43,850
Asset-backed and other securities	15,510	305	—	15,815

Total	$123,155	$2,029	$(99)	$125,085
Amounts reported as Cash and cash equivalents	7,913	—	—	7,913

Available for sale securities	$115,242	$2,029	$(99)	$117,172

     The following is a summary of cash and available for sale securities as of December 31, 2001 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$10,571	$—	$—	$10,571
Corporate debt securities	75,402	1,133	(39)	76,496
Federal agency obligations	45,732	996	(29)	46,699
Asset-backed and other securities	14,336	174	(22)	14,488

Total	$146,041	$2,303	$(90)	$148,254
Amounts reported as Cash and cash equivalents	13,211	—	—	13,211

Available for sale securities	$132,830	$2,303	$(90)	$135,043

The weighted average maturity of investments held at September 30, 2002 and December 31, 2001 was 403 days and 450 days, respectively, with $55.1 million and $43.7 million carrying a weighted average maturity of less than twelve months, and $70.0 million and $104.6 million carrying a weighted average maturity between one and three years, respectively.

3.	Comprehensive Loss

     Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Amounts in thousands)
Net loss	$(7,110)	$(5,392)	$(21,221)	$(14,922)
Other comprehensive income (loss)	334	1,981	(283)	2,908

Comprehensive loss	$(6,776)	$(3,411)	$(21,504)	$(12,014)

4.	Basic and Diluted Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and diluted equivalent stock options and warrants outstanding during the period. The Company excluded all outstanding stock options and warrants from the calculation of diluted loss per share, as they were antidilutive, for the three- and nine-month periods ended September 30, 2002 and 2001 and for the period from inception through September 30, 2002.

5.	Subsequent Event

     On October 22, 2002, the Company announced the implementation of a revised strategic plan to reduce the Company’s projected expense burn rate and extend the anticipated life of its existing financial resources. As a result, the Company reduced its workforce by approximately 28%, or 42 employees, primarily in operations and administration. This staff reduction is not expected to have a material impact on the Company’s current or planned clinical trials or other key product development efforts. The Company expects to report a charge of approximately $0.5 million in the fourth quarter in connection with the staff reduction.

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

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements regarding Avigen’s drug development programs, clinical trials, receipt of regulatory approval, expected expense savings and cash burn rate resulting from the implementations of Avigen’s revised strategic plan, capital needs, intellectual property, expectations, and intentions. In some cases, you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “intend,” and similar expressions intended to identify these statements as forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that might cause or contribute to such differences include uncertainties and delays in obtaining regulatory approval to proceed with clinical trials or market products, and those discussed herein and under the caption “Risk Factors” at the end of the Business section of Avigen’s Transition Report on Form 10-K for the six-month period ended December 31, 2001, filed with the Securities and Exchange Commission.

Overview

     Avigen is a leader in the development of gene therapy products, based on our AAV (adeno—associated virus) delivery platform technology. Our proposed gene delivery products are designed for direct administration to patients in order to achieve expression of therapeutic proteins within the body for the treatment of disease. We believe our gene-based products, by targeting the root cause of the disease at the fundamental cellular level, hold great promise for treating a wide variety of diseases and conditions that are not adequately addressed by current medical science. We believe our AAV gene delivery technology can be used to deliver genes that promote therapeutic responses in patients suffering from many types of illnesses, including genetic diseases such as hemophilia, and many non-genetic diseases such as Parkinson’s disease and congestive heart failure.

     Since our inception, we have devoted substantially all of our resources to research and development activities. We are a development stage company and have not received any revenue from the sale of products, and we do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our source of revenue, if any, for the next several years to consist of government grants and payments under collaborative arrangements. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. At September 30, 2002, we had an accumulated deficit of $100.4 million.

Results of Operations

Three Months Ended September 30, 2002 and 2001

     Grant and other revenue was $13,000 during the three months ended September 30, 2002 and zero for the three months ended September 30, 2001. Revenue for the quarter ended September 30, 2002 consisted of license revenue and did not include any grant revenue. We are not currently party to any active grants that would result in the receipt of future revenue payments and do not expect to receive significant additional revenue for the foreseeable future.

     Our research and development expenses totaled $6.3 million for the three months ended September 30, 2002, a 17% increase from $5.4 million for the same period in the prior year. Our scientific, manufacturing, and operations staff totaled approximately 139 positions at September

30, 2002, which represented an increase of 15% from September 30, 2001. Correspondingly, approximately half of the year-over-year increase in expenses was related to the growth in personnel. During the quarter ended September 30, 2002, we began to realize cost savings from operational and production efficiencies and reduced our consumption of laboratory and production materials by approximately $215,000. These savings were offset primarily by increased spending on our current clinical trial, increased spending on validation and process consulting services, and higher depreciation and maintenance costs associated with new facilities and equipment placed in service during the last year. We expect our total annual research and development expenses to decline in 2003 from the impact of our revised strategic plan that included a reduction of our workforce in October 2002. We also expect that our total annual research and development expenses in subsequent years to resume increasing from this new lower baseline as we continue to conduct our clinical trials, enhance our manufacturing capabilities, and expand our research programs for additional gene therapy applications.

     Our research and development expenses can be divided into two primary categories, representing costs to support research and preclinical development and costs to support clinical development for human clinical trials. Research and preclinical development costs include activities associated with general research and exploration, animal studies, production of vector for use by external collaborators in general research and exploration, and development of processes to translate research achievements into commercial scale capabilities. During the quarter ended September 30, 2002, our programs in the research and preclinical phase were directed primarily at potential treatments of hemophilia, Parkinson’s disease and congestive heart failure. Clinical development costs include activities associated with maintaining regulated and controlled processes, manufacturing vector for use in human clinical trials, and supporting patient accrual and patient administration within clinical trials. During the quarter ended September 30, 2002, our programs in the clinical development phase were directed at the potential treatment of hemophilia B and preparing for filing an IND for a potential treatment for Parkinson’s disease.

     We estimate that the split in costs associated with these two categories approximate the following (in thousands):

	Three months ended

	September 30, 2002	September 30, 2001

Research and preclinical development	$3,496	$2,791
Clinical development	2,833	2,594

Total research and development expenses	$6,329	$5,385

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

     The increase in our research and preclinical development expenses for the three months ended September 30, 2002 versus the three months ended September 30, 2001 reflects further expansion and diversification of our core research and preclinical work, primarily including costs associated with increased staff and new facilities. The increase in our clinical development expenses primarily reflects costs incurred by the clinics in association with treating patients during the quarter and other operating costs associated with running our clinical trials and enhancing our manufacturing capacity.

     General and administrative expenses totaled $2.1 million for the three-month period ended September 30, 2002, approximately 10% higher than the $1.9 million for the three-month period ended September 30, 2001, primarily due to higher personnel costs, including benefits and increased spending on professional services. We expect our general and administrative expenses to decline slightly in 2003 as a result of the reduction of our workforce in October 2002 and to remain at steady levels over subsequent years.

     Interest expense was $44,000 for the third quarter of 2002 compared to $75,000 for the same period last year. Interest expense for both periods primarily reflects the costs associated with long-term bank-borrowings, which totaled $8.0 million at both September 30, 2002 and 2001.

     Interest income decreased to $1.4 million for the three months ended September 30, 2002 from $2.0 million for the three months ended September 30, 2001. This decrease in interest income is primarily due to the decline in market interest rates between the comparable quarters, as well as the decrease in outstanding cash and available for sale securities balances as resources have been used to fund on-going operations and finance construction of additional research and development facilities.

Nine Months Ended September 30, 2002 and 2001

     Grant and other revenue were $29,000 and $86,000 during the nine months ended September 30, 2002 and 2001, respectively. Revenue for the nine months ended September 30, 2002 consisted of license revenue and did not include any grant revenue. Revenue for the nine months ended September 30, 2001 primarily consisted of grant revenue, which represented reimbursements under a grant from the National Institutes of Health, which expired in 2001.

     Our research and development expenses totaled $19.5 million for the nine months ended September 30, 2002 and represented an increase of approximately $3.2 million, or 21%, from the same period in the prior year. The increase in our scientific, manufacturing, and operations staff described in the discussion of the quarterly results above contributed to an increase in personnel costs for the nine month period ended September 30, 2002 of approximately $1.2 million over the level of these expenses in the same period last year. Total research and development costs also increased in the first nine months of 2002 above the levels incurred in the same period in the prior year due to $1.2 million higher payments to collaborators for support in clinical and preclinical projects, $0.6 million increased spending on validation and process consulting services, and $0.6 million higher depreciation expense related to new facilities and equipment placed in service during the last year.

     We estimate that the split in costs associated with the two primary categories of our research and development activities approximate the following (in thousands):

	Nine months ended

	September 30, 2002	September 30, 2001

Research and preclinical development	$10,933	$8,817
Clinical development	8,523	7,436

Total research and development expenses	$19,456	$16,253

     The increase in our research and preclinical development expenses for the nine months ended September 30, 2002 versus the nine months ended September 30, 2001 reflects the expansion and diversification of our core research and preclinical work, including higher costs associated with increased staff and new facilities and higher payments to third-party collaborators for their role in performing animal studies. The increase in our clinical development expenses primarily reflects a rise in the consumption of production materials used to produce higher quantities of vector during the period, costs incurred by the clinics in association with treating patients, and other operating costs associated with running our clinical trials and enhancing our manufacturing capacity. These increasing costs were partially offset by a decrease of approximately $300,000 in aggregate origination and milestone payments for patent licenses that were made during the nine-month period ended September 2001 that were not incurred in the comparable period of 2002.

     General and administrative expenses totaled $5.7 million for the nine months ended September 30, 2002 and $5.5 million for the same period in 2001. The slight increase in total general and administrative expenses between the two periods reflected a rise in other corporate costs, primarily consisting of legal expenditures in connection with the RCT litigation, partially offset by a $130,000 decline in total personnel costs, as increases in salaries, benefits, and recruiting were more than offset by the suspension of bonus payments earlier in 2002.

     Interest expense was $190,000 for the nine-month period ended September 30, 2002, compared to $218,000 for the same period last year. Interest expense for both periods primarily reflects the costs associated with long-term bank-borrowings, which totaled $8.0 million at both September 30, 2002 and 2001.

     Interest income decreased to $4.1 million for the nine months ended September 30, 2002 from $7.0 million for the nine months ended September 30, 2001. This decrease in interest income is primarily due to the decline in market interest rates between the comparable nine-month periods, as well as the decrease in outstanding cash and securities balances as resources have been used to fund on-going operations and finance construction of additional research and development facilities.

Liquidity and Capital Resources

     At September 30, 2002, total current assets, which include cash and cash equivalents, available for sale securities, restricted investments, and accrued interest, totaled approximately $126.8 million compared to approximately $150.0 million at December 31, 2001. During the nine-month period ended September 30, 2002, approximately $17.6 million was provided by investing activities primarily to fund ongoing operating costs. The decline in aggregate amount of cash, cash equivalents, and available for sale securities between December 31, 2001 and September 30, 2002 also included approximately $4.8 million used to finance construction and other capital expenditures partially offset by an increase of approximately $826,000 from proceeds received in connection with the exercise of previously issued warrants and options.

     Subsequent to September 30, 2002, we announced the implementation of a revised strategic plan to reduce our projected expense burn rate and extend the anticipated life of our existing financial resources. As a result, we reduced our workforce by approximately 28%, or 42 employees, primarily in operations and administration. We project the total costs of implementing the staff reduction at approximately $0.5 million and the future annual savings in personnel costs, including salaries, benefits and temporary staffing, to approximate $2.7 million.

     In June 2002, we amended the terms of a $10 million revolving line of credit which had been put in place with Wells Fargo Bank in June 2000 to provide support for construction related activities. Under the terms of the amendment, the expiration date of the borrowing was extended from June 1, 2003 to June 1, 2005, thereby deferring the timetable to repay principal borrowed for two years. Under the original terms of the revolving line of credit, we pledged a portion of our portfolio of available for sale securities as collateral and have identified the amount of the pledged securities as restricted investment on our balance sheets. As collateral for the revolving line of credit, these restricted investments would not be considered a current source of additional liquidity. The balance of restricted investments was $11.5 million at September 30, 2002.

     The following are contractual commitments at September 30, 2002 associated with debt obligations, lease obligations, and contractual commitments to fund third-party research and complete construction in progress (in thousands):

Payments Due by Period

		Less Than			After
Contractual Commitment	TOTAL	1 YEAR	2-3 YEARS	4-5 YEARS	5 YEARS

Revolving line of credit	$8,000	$—	$8,000	$—	$—
Operating leases	18,420	2,259	5,056	5,208	5,897
Research funding for third-parties	1,218	1,218	—	—	—
Construction in progress funding	186	186	—	—	—

Total Contractual Commitments	$27,824	$3,663	$13,056	$5,208	$5,897

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

     Cash expenditures have significantly exceeded revenue since our inception. Our operations have principally been funded through public offerings and private placements of equity securities. Since our initial public offering in May 1996, we have completed private placements of common stock and warrants to purchase our common stock, raising net proceeds of approximately $58.0 million, and two public offerings raising additional net proceeds of approximately $114.0 million. In addition, we also completed a sale of common stock to Bayer AG in February 2001 that raised net proceeds of $15.0 million. Also since our initial public offering, as a result of exercises of warrants and options to purchase our common stock, we raised an additional $12.8 million. The timing of and amounts realized from the exercise of these warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised from exercises of stock options and warrants in past periods should not be considered an indication of additional funds to be raised in future periods.

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

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We believe that with the implementation of our revised strategic plan, our cash burn rate will be approximately $25 million in 2003, and we anticipate that our capital resources as of September 30, 2002 will be adequate to fund our needs over the next four to five years. However, this forward-looking statement is based upon our current plans and assumptions, which may change. Our future operating and capital requirements will depend on many factors, including:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes us to other market risks. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting our investments to high quality issuers and highly liquid instruments with effective maturities of less than three years, and an average aggregate portfolio duration of approximately one year. Our entire portfolio is classified as non-trading and, as of September 30, 2002, consisted of approximately 83% fixed-rate securities and 17% variable-rate securities.

We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their September 30, 2002 levels, we estimate that the fair value of our securities portfolio would decline by approximately $1.3 million. Our estimated exposure at September 30, 2002 is lower than our estimated $1.8 million exposure at December 31, 2001 due to the reduction is size of the overall portfolio and the reduction in average aggregate duration. The modeling technique used measures duration risk sensitivity to estimate the potential change in fair value arising from an immediate hypothetical shift in market rates and quantifies the ending fair market value including principal and accrued interest.

Our long-term debt includes a $10.0 million revolving line of credit due June 1, 2005. Interest charged on the borrowing is based on LIBOR and is reset in three-month increments based on the date of each original drawdown. During the quarter ended September 30, 2002, the average annual rate of interest charged on the borrowing was approximately 3.38%.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Avigen that is required to be included in our periodic Securities and Exchange Commission filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation of these controls

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in one legal proceeding. On February 21, 2002, we filed a complaint in the United States District Court for the Northern District of California alleging that Research Corporation Technologies, (“RCT”), engaged in a breach of contract and breach of the implied covenant of good faith and fair dealing as a result of RCT’s failure to disclose material information to the Patent and Trademark Office in connection with the prosecution of U.S. Patent Application No. 07/789,917 and U.S. Patent Application No. 07/982,193 which issued as U.S. Patent No. 6,261,834 on July 17, 2001. In May 1992, we entered into a license agreement with RCT for rights to patent applications relating to a cell-specific promoter in AAV vectors. The license was exclusive and worldwide. In consideration for the license, we paid an initial license fee and issued 247,949 shares of our common stock. We believe that RCT’s actions have made the patents and patent applications covered by the license agreement unenforceable, and in so doing have destroyed the value of the exclusive patent license and therefore we terminated the license agreement. We are seeking financial damages and a determination by the court that RCT’s actions have rendered the patents’ claims unenforceable. On June 20, 2002, RCT filed an answer to the complaint and a counterclaim alleging the Company’s failure to pay royalties under the terminated license agreement and seeking $100,000 in damages. The Company responded to this counterclaim, denying the claim. Discovery has commenced and a trial is set for November 3, 2003.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

In October 2002, the Company announced the implementation of a revised strategic plan to reduce the Company’s projected expense burn rate and extend the anticipated life of its existing financial resources. As a result, the Company reduced its workforce by approximately 28%, or 42 employees, primarily in operations and administration. This staff reduction is not expected to have a material impact on the Company’s current or planned clinical trials or other key product development efforts. The Company expects to report a charge of approximately $0.5 million in the fourth quarter in connection with the staff reduction.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company’s Audit Committee to be performed by Ernst & Young, the company’s external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company. Following the quarterly period covered by this filing, the Audit Committee approved new or recurring engagements of Ernst & Young for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with such filings; and (2) all work required to be performed by Ernst & Young in connection with preparing and giving consents required to be given in connection with the Company’s filings with the Securities and Exchange Commission

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

AVIGEN, INC. (Registrant)

Date: November 12, 2002	/s/ JOHN MONAHAN

John Monahan Chief Executive Officer and President

Date: November 12, 2002	/s/ THOMAS J. PAULSON

Thomas J. Paulson Vice President Finance, Chief Financial and Accounting Officer, and Secretary

CERTIFICATION

     I, John Monahan, Chief Executive Officer of Avigen, Inc. (the “Company”), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Avigen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ JOHN MONAHAN

John Monahan Chief Executive Officer and President

CERTIFICATION

     I, Thomas J. Paulson, Chief Financial Officer of Avigen, Inc. (the “Company”), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Avigen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ THOMAS J. PAULSON

Thomas J. Paulson Vice President Finance, Chief Financial and Accounting Officer, and Secretary

EXHIBIT INDEX

Exhibit
No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
99.1	Certificate of Chief Executive Officer and Chief Financial Officer — Section 906

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.

**	Filed as exhibit 3.1.1 to Avigen’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2000 and incorporated herein by reference.