Form 10-Q
period 2003-03-31
AVIGEN INC \DE
filed 2003-05-14
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X|  No |_|

     As of May 2, 2003, the number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 20,124,765.

AVIGEN, INC.
FORM 10-Q
Quarter Ended March 31, 2003

Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except for share and per share information)

	March 31, 2003	December 31, 2002

	(Unaudited)	Note 1
ASSETS
Current Assets:
Cash and cash equivalents	$8,568	$7,879
Available-for-sale securities	95,933	99,845
Accrued interest	1,191	993
Prepaid expenses and other current assets	490	458

Total current assets	106,182	109,175
Restricted investments	11,500	11,500
Property and equipment, net	17,921	18,726
Deposits and other assets	1,231	1,285

Total assets	$136,834	$140,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$839	$1,156
Accrued compensation and related expenses	632	621
Deferred revenue – current	500	—

Total current liabilities	1,971	1,777
Long-term loan payable	8,000	8,000
Deferred rent	864	852
Deferred revenue	2,000	—
Stockholders’ Equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized,
20,124,765 and 20,100,546 shares issued and outstanding at
March 31, 2003 and December 31, 2002, respectively	20	20
Additional paid-in capital	235,437	235,337
Accumulated other comprehensive income	1,401	1,582
Deficit accumulated during the development stage	(112,859)	(106,882)

Total stockholders’ equity	123,999	130,057

Total liabilities and stockholders’ equity	$136,834	$140,686

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

			Period from October 22, 1992 (inception) Through March 31, 2003
	Three Months Ended March 31,

	2003	2002

Revenue	$30	$—	$817

Operating expenses:
Research and development	5,152	6,126	91,508
General and administrative	1,814	2,054	38,238
In-license fees	—	—	5,034

Total operating expenses	6,966	8,180	134,780

Loss from operations	(6,936)	(8,180)	(133,963)
Interest expense	(60)	(73)	(1,981)
Interest income	1,023	1,333	23,146
Other (expense) income, net	(4)	(27)	(61)

Net loss	$(5,977)	$(6,947)	$(112,859)

Basic and diluted net loss per share	$(0.30)	$(0.35)

Shares used in basic and diluted net
loss per share calculation	20,121,267	20,052,721

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,		Period from October 22, 1992 (inception) through March 31, 2003

	2003	2002

Operating Activities
Net cash used in operating activities	$(2,944)	$(5,533)	$(94,487)

Investing Activities
Purchases of property and equipment and construction
progress	(165)	(3,201)	(27,321)
Increase in restricted investments	0	(1,500)	(11,500)
Purchase of available-for-sale securities	(11,458)	(5,134)	(552,039)
Maturities of available-for-sale securities	15,190	19,131	457,510

Net cash provided by (used in) investing activities	3,567	9,296	(133,350)
Financing Activities
Proceeds from long-term obligations	—	—	10,133
Payments on capital lease obligations	—	—	(2,154)
Proceeds from warrants and options exercised	66	788	12,899
Proceeds from issuance of common stock, net of
issuance costs and repurchases	—	—	205,619
Other financing activities	—	—	9,908

Net cash provided by financing activities	66	788	236,405
Net increase in cash and cash equivalents	689	4,551	8,568
Cash and cash equivalents, beginning of period	7,879	13,211	—

Cash and cash equivalents, end of period	$8,568	$17,762	$8,568

Supplemental disclosures
Issuance of warrants in connection with building lease
extension	$—	$—	$1,738
Cash paid for interest	$60	$73	$1,488

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Interim Financial Statements

     Our accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the periods presented have been included. Operating results reported for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2002, filed with the Securities and Exchange Commission.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.      Cash and Cash Equivalents, Available-for-sale Securities, and Restricted Investments

   Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are recorded at cost, which approximates fair market value.

   Available-for-sale Securities

     We invest our excess cash balances in marketable securities, primarily corporate debt securities, federal agency obligations, asset-backed securities, and municipal bonds, with the primary investment objectives of preservation of principal, a high degree of liquidity, and maximum total return. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have classified our investments in marketable securities as available-for-sale. Available-for-sale securities are reported at market value and unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive income and as a separate component of stockholders’ equity until realized. A decline in the market value of a security below its cost that is deemed other than temporary is charged to earnings, and would result in the establishment of a new cost basis for the security.

     Our available-for-sale securities consist principally of obligations with a minimum short-term rating of A1/P1 and a minimum long-term rating of A– and with effective maturities of less than three years. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

   Restricted Investments

     In June 2000, we entered into a financing arrangement to support construction related activities. Under this arrangement, we have pledged $10.0 million of our portfolio of available-for-sale securities to secure this long-term obligation.

     In January 2002, we also entered into equipment operating leases for certain research and development equipment. Under the terms of these leases, we have pledged $1.5 million of our portfolio of available-for-sale securities to secure these equipment operating leases.

     At March 31, 2003 and December 31, 2002, $11.5 million were classified as restricted investments in long-term assets, representing the combined aggregate portion of our portfolio for available-for-sale securities that were pledged in connection with these two long-term liabilities.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of March 31, 2003 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$4,060	$—	$—	$4,060
Corporate debt securities	49,857	477	(7)	50,327
Federal agency obligations	36,790	602	—	37,392
Asset-backed and other securities	21,445	324	—	21,769
Short-term municipals	1,000	—	—	1,000
Treasury obligations	1,448	5	—	1,453

Total	114,600	1,408	(7)	116,001
Amounts reported as
Cash and cash equivalents	8,568	—	—	8,568
Restricted investments	11,500	—	—	11,500

Available-for-sale securities	$94,532	$1,408	$(7)	$95,933

     The weighted average maturity of investments held at March 31, 2003 was 392 days, with $56.6 million carrying a weighted average maturity of less than twelve months, and $59.4 million carrying a weighted average maturity of between one and three years.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2002 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$3,578	$—	$—	$3,578
Corporate debt securities	47,780	437	(11)	48,206
Federal agency obligations	42,977	855	—	43,832
Asset-backed and other securities	23,307	301	—	23,608

Total	117,642	1,593	(11)	119,224
Amounts reported as
Cash and cash equivalents	7,879	—	—	7,879
Restricted investments	11,500	—	—	11,500

Available-for-sale securities	$98,263	$1,593	$(11)	$99,845

     The weighted average maturity of investments held at December 31, 2002 was 421 days, with $56.3 million carrying a weighted average maturity of less than twelve months, and $62.9 million carrying a weighted average maturity of between one and three years.

3.       Deferred Revenue

     In March 2003, we received a $2.5 million milestone payment from Bayer Corporation under the terms of our collaboration agreement for the development of Coagulin-B, our product candidate for the treatment of hemophilia B. This amount has been recorded as deferred revenue at March 31, 2003 and will be recognized as revenue in our statement of operations ratably over the estimated remaining development period for this product of five years, or approximately $125,000 per quarter, beginning on April 1, 2003.

4.      Comprehensive Loss

     Comprehensive loss is comprised of net loss and unrealized holding gains and losses available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”

(Amounts in thousands)	Three Months Ended March 31,

	2003	2002

Net loss	$(5,977)	$(6,947)
Net unrealized loss on available-for-sale securities	(181)	(971)

Comprehensive loss	$(6,158)	$(7,918)

5.       Basic and Diluted Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the year. Securities that could potentially dilute basic earnings per share in the future, have been excluded from the diluted net loss per share computation because their inclusion would have been anti-dilutive, and were as follows:

	Three Months Ended March 31,

	2003	2002

Stock options outstanding	4,026,844	3,882,336
Warrants to purchase common stock	1,324,322	1,324,322

	5,351,166	5,206,658

6.       Reclassifications

We have reclassified certain prior year amounts to conform to our current year’s presentation of restricted investments to a long-term asset. The reclassification had no impact on our results of operations.

7.      Stock-Based Compensation

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

     We have elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for stock options granted to our employees and directors. Under APB 25, using the prescribed intrinsic value method of accounting, no compensation expense is recognized because the exercise price of the stock options equals the market price of the underlying stock on the date of the option grant.

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

     No stock-based employee compensation is reflected in our net loss as all options granted had an exercise price equal to the market value of our underlying common stock on the date of grant. The following table illustrates the effect on our net loss and loss per share if we had applied the fair value recognition provisions of FAS 123 to our stock-based employee compensation (in thousands, except for per share data):

	Three Months Ended March 31,

	2003	2002

Net loss — as reported	$(5,977)	$(6,947)
Less: Total stock-based employee
compensation expense determined under
the fair-value-based method for all awards	(3,349)	(4,014)

Net loss — pro forma	$(9,326)	$(10,961)

Net loss per share basic and diluted — as reported	$(0.30)	$(0.35)

Net loss per share basic and diluted — pro forma	$(0.46)	$(0.55)

     For purposes of disclosure pursuant to FAS 123 as amended by FAS 148, the estimated fair value of our employee stock options is amortized to expense over the vesting period of the options. We use the Black-Scholes option valuation model to estimate the fair value of our options on the date of grant with the following assumptions:

	Three Months Ended March 31,

	2003	2002

Expected volatility	1.9387	2.0901
Risk free interest rate	3.00%	4.00%
Expected life of options in years	5	5
Expected dividend yield	—	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis of financial conditions and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements about future events regarding our drug development programs, clinical trials, receipt of regulatory approval, expense savings and cash burn rate resulting from the implementations of our revised strategic plan, capital needs, intellectual property, and other events. In some cases, you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “intend,” and similar expressions intended to identify these statements as forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that might cause or contribute to such differences include uncertainties and delays in obtaining regulatory approval to proceed with clinical trials or market products, the occurrence of extraordinary transactions or events and those discussed under the caption “Risk Factors” below.

Overview

     Since our inception in 1992, we have focused on the development of adeno-associated-virus-based gene therapy products for the treatment of serious, chronic diseases. We have developed a proprietary gene delivery platform technology based on adeno-associated virus vectors, known as “AAV vectors”. We have assembled a broad base of proprietary intellectual property covering methods of transferring genes into cells, high-yield processes to manufacture contaminant-free AAV vectors, specific genes of interest and other proprietary technologies and processes. In addition, we have built the manufacturing capacity necessary to produce clinical-grade AAV vectors for our lead product candidates through commercial launch. We have also established expertise in preclinical research, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation.

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

We are conducting a phase I clinical trial for our first lead product candidate, Coagulin-B®, for the treatment of hemophilia B. We intend to submit an investigational new drug (IND) application with the Food and Drug Administration (FDA) for our second lead product candidate for the treatment of Parkinson’s disease later in 2003. Our product candidate for the treatment of hemophilia A, Coagulin-A™, is currently in preclinical development and based on those studies and the results of our clinical trials for hemophilia B, we expect to submit an IND with the FDA for Coagulin-A in 2004. We also have active research programs underway to explore certain potential neurologic, metabolic and cardiac disease targets.

     Since our inception, we have devoted substantially all of our resources to research and development activities. We are a development stage company and have not received any revenue from the sale of products, and we do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our sources of revenue, if any, for the next several years to consist of the amortization of deferred revenue, additional payments under collaborative arrangements, government grants, and license fees. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our products or ever achieve or sustain product revenues for profitability. At March 31, 2003, we had an accumulated deficit of $112.9 million.

Critical Accounting Policies.

     There have been no material changes to our critical accounting policies which are described in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

Results of Operations

Three Months Ended March 31, 2003 and 2002

   Revenue

     Revenue was $30,000 for the three months ended March 31, 2003. We did not record any revenue for the three months ended March 31, 2002. Revenue for the quarter ended March 31, 2003 consisted of $2,000 in royalties and $28,000 in new and annual maintenance research license fees. Research license agreements allow the licensee to make or use products using our patented AAV technologies for research purposes only, and do not allow for the use of our technologies in products for commercial sale. These licenses usually include initiation fees and annual maintenance fees. Royalty revenue is from a single royalty license, which allows for the development, manufacture, use and sale of products using our patented AAV technologies. We entered into this license agreement in July 2000. Future revenues are expected to consist primarily of the recognition of deferred revenue from the $2.5 million milestone payment received from Bayer in March 2003, which we will recognize ratably over the estimated remaining development period of five years, or approximately $125,000 per quarter. In the event that we enter a phase III clinical trial with our Coagulin-B product, we expect to earn additional revenues in connection with our collaboration agreement with Bayer; however, we cannot be certain when or if we will enter a phase III clinical trial with this product. We do not expect to earn any other significant revenues for the foreseeable future.

   Operating expenses

     Our research and development expenses totaled $5.2 million for the three months ended March 31, 2003, and $6.1 million for the same period in 2002. The decrease was primarily the result of strategic steps we took in the second half of 2002 to focus the work of our research and development organizations on our lead product development programs. This included a reduction in staff in October 2002 and the adoption of improvements in our manufacturing processes that achieved significant operating efficiencies and reduced the quantities of materials consumed without limiting our production capabilities. Our staff count dedicated to research and development activities totaled 85 at March 31, 2003 compared to 130 at March 31, 2002, or a decrease of approximately 35%. As a result, personnel costs decreased by approximately $560,000. Also as a result of the decrease in our staff count as well as the adoption of new manufacturing efficiencies in our processes, the costs associated with the use of materials to produce our AAV vector and perform our in-house research decreased by approximately $500,000 in the current quarter compared to the same quarter in the prior year. Our research and development expenses also declined by approximately $240,000 in lower expenses for preclinical activities with third-party collaborations, primarily based on the near completion of our primary animal study for Parkinson’s disease, approximately $150,000 in lower expenses for consulting services from third parties, including the non-cash charge of $70,000 for options granted to non-employees, and approximately $95,000 for validation services for newly-built facilities in early 2002 that did not impact 2003. These expense declines were partially offset by severance payments made to two executives that resigned in February 2002 of approximately $235,000 and higher depreciation expense for assets placed in service between March 31, 2002 and March 31, 2003.

     As we continue to benefit from the cost reductions associated with the strategic steps we took in the second half of 2002, as described above, and including our expectations of further efficiencies in our vector production processes, we expect total research and development spending for the year ending December 31, 2003 to decline from the levels reported for the full year of 2002 without adversely affecting the progress of those product development programs. We also expect that total research and development spending in subsequent years will begin to increase from our 2003 levels as we continue to conduct our clinical trials and to the extent we enhance our manufacturing capabilities and expand our research programs for additional gene therapy applications.

     General and administrative expenses totaled $1.8 million for the three months ended March 31, 2003 and $2.1 million for the same period in 2002. The decrease between the two periods was primarily due to decreased personnel costs of approximately $160,000, primarily related to lower bonus accruals in the first quarter of 2003, decreased litigation-related legal fees of approximately $110,000, primarily related to the settlement of our lawsuit with Research Corporation Technologies, Inc., and decreased costs for facilities-related and other corporate expenses of approximately $150,000. These lower costs were partially offset by an increase of $160,000 for patent-related legal fees and other professional services and information services. We expect our general and administrative expenses for the year ending December 31, 2003 to continue to decline below the levels reported for the 2002 year and to remain steady or increase slightly in subsequent years from the 2003 full-year levels.

   Interest Income

     Interest income totaled $1.0 million for the three months ended March 31, 2003, down from $1.3 million for the three months ended March 31, 2002. Almost all of our interest income comes from our investments in high-grade marketable securities of government and corporate debt with an average maturity of approximately one year.

     The decrease in interest income for the quarter ended March 31, 2003 as compared to the prior year quarter was primarily due to the decline in market interest rates between the two periods, as well as the decrease in outstanding cash and securities balances due to resources having been used to fund our on-going operations and finance construction for additional research and development facilities.

Research and development expenses

     Our research and development expenses can be divided into two primary functions, representing costs to support research and preclinical development and costs to support clinical development for human clinical trials. Research and preclinical development costs include activities associated with general research and exploration, animal studies, production of vector for use by external collaborators in general research and exploration, and development of processes to translate research achievements into commercial scale capabilities. During the three-month periods ended March 31, 2003 and 2002, our programs in the research and preclinical phase were directed primarily at our targeted potential treatments of both hemophilia A and B, Parkinson’s disease and congestive heart failure. Clinical development costs include activities associates with maintaining regulated and controlled processes, manufacturing vector for use in human clinical trials, and supporting patient accrual and patient administration within clinical trials. During the three-month periods ended March 31, 2003 and 2002, our programs in the clinical development phase were directed at our targeted potential treatments of both hemophilia B and Parkinson’s disease.

     We estimate that the split in costs associated with these two categories approximate the following (in thousands):

	Three Months ended

	March 31, 2003	March 31, 2002

Research and preclinical development	$3,021	$3,624
Clinical development	2,131	2,502

Total research and development expenses	$5,152	$6,126

     Because a significant percentage of our research and development resources are dedicated to activities that focus on fundamental AAV vector characteristics and production and administration techniques, which are considered platform technologies that may be used in many different product applications, the majority of our costs are not directly attributed to individual projects. Decisions regarding our project management and resource allocation are primarily based on interpretations of scientific data, rather than cost allocations. Our estimates of costs between research and preclinical development and clinical development are primarily based on staffing roles within our research and development departments. As such, costs allocated to specific projects may not necessarily reflect the actual costs of those efforts and, therefore, we do not generally evaluate actual costs incurred on a project-by-project basis. In addition, we are unable to estimate the future costs to complete any specific projects.

     The decrease of approximately $600,000 in our research and preclinical development expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 primarily reflected our efforts to focus on our lead programs, and included lower personnel costs of approximately $130,000 due to the reduction in staff level, lower payments to third-party collaborators of approximately $240,000, primarily to support the progress in our preclinical animal study for the treatment of Parkinson’s disease, lower costs associated with the use of materials to produce our AAV vector and perform our in-house research of approximately $290,000, lower facilities-related expenses of approximately $70,000, and a lower non-cash charge for options granted to non-employees of approximately $70,000. These decreases were partially offset by increased charges for depreciation of approximately $200,000.

     Clinical development expenses decreased by approximately $370,000 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 primarily reflecting the impact of the staff reduction that occurred in October 2002 and the time delay since treating our last patient in our hemophilia B clinical trial in November 2002. The decrease in expenses included approximately $160,000 in lower personnel costs, approximately $210,000 in lower costs associated with the use of materials to produce our AAV vector, and $160,000 in lower costs for consulting services from third parties and validation services for our pilot plant in early 2002 that did not impact 2003. These decreases were partially offset by increased expenses of approximately $70,000 associated with monitoring the progress of previously treated patients and approximately $90,000 for higher depreciation.

Liquidity and Capital Resources

     Since our inception in 1992, we have funded our operations primarily through public offerings and private placements of our equity securities. Since our initial public offering in May 1996, we have completed private placements and two public offerings of equity securities raising net proceeds of approximately $186.3 million, including a sale of common stock to Bayer AG in February 2001 pursuant to a collaboration agreement that raised net proceeds of $15.0 million. Also, during the period since May 1996, as a result of exercises of warrants and options to purchase our common stock, we raised an additional $12.9 million. The timing of and amounts realized from the exercise of these warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised from exercises of stock options and warrants in past periods should not be considered an indication of additional funds to be raised in the future periods.

     In addition to funding our operations through sales of our common stock, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with third parties to conduct research and development and using consultants, where appropriate. We expect to incur additional future expenses, resulting in significant additional cash expenditures, as we continue to expand our research and development activities and undertake additional preclinical studies and clinical trials of our gene therapy product candidates. We also expect to incur substantial additional expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     At March 31, 2003, we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $116.0 million, compared to approximately $119.2 million at December 31, 2002. At both dates, $11.5 million was pledged to secure the long-term liabilities of our line of credit and equipment operating leases and is reported as a long-term asset and would not be considered a current source of additional liquidity.

     The following are contractual commitments at March 31, 2003 associated with debt obligations, lease obligations, and contractual commitments to fund third-party research (in thousands):

	Payments Due by Period

Contractual Commitment	TOTAL	Less Than 1 YEAR	2-3 YEARS	4-5 YEARS	After 5 YEARS

Revolving line of credit	$8,000	$—	$8,000	$—	$—
Operating leases	17,300	2,053	5,112	5,018	5,117
Research funding for third parties	660	660	—	—	—

Total Contractual Commitments	$25,960	$2,713	$13,112	$5,018	$5,117

     We enter into commitments to fund collaborative research and clinical work performed by third parties. While these contracts are cancelable by either party, we expect the research studies and clinical work to be completed as defined in the terms of the agreements, and all amounts paid when due. Payments scheduled under these contracts are included in the table above under research funding for third parties.

     During the three-month period ended March 31, 2003, net cash used in operating activities was $2.9 million compared to $5.5 million for the same period in the prior year. This change in cash used in operating activities between the two periods was primarily due to the $2.5 million milestone payment from Bayer Corporation received in March 2003 and recorded as deferred income, and approximately $1.0 million in lower net loss in the 2003 period, offset by additional cash used to make payments against accounts payable and other accrued liabilities.

     During the three-month period ended March 31, 2003, approximately $3.6 million and $66,000, respectively, were provided by investing and financing activities, primarily to fund ongoing operations. The cash provided by investing activities consisted of maturities, net of purchases, of available-for-sale securities, offset in part by purchases of property and equipment of $165,000. The cash provided by financing activities consisted of proceeds from the exercise of options during the year.

     During the three-month period ended March 31, 2002, approximately $9.3 million and $788,000, respectively, were provided by investing and financing activities, primarily to fund ongoing operations. The cash provided by investing activities consisted of maturities, net of purchases, of available-for-sale securities, offset in part by purchases of property, equipment and construction in progress of $3.2 million and increases in restricted investments of $1.5 million. The cash provided by financing activities consisted of proceeds from the exercise of options and warrants during the year.

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We believe that with the implementation of our current strategic plan, our cash burn rate should not exceed $25 million in 2003, and we anticipate that our capital resources at March 31, 2003 will be adequate to fund our future needs over the next four years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

  continued scientific progress in research and development programs;

  the scope and results of preclinical studies and clinical trials;

  the time and costs involved in obtaining regulatory approvals;

  the costs involved in filing, prosecuting and enforcing patent claims and other intellectual property rights;

  competing technological developments;

  the cost of manufacturing scale-up;

  the cost of commercialization activities; and

  other factors which may not be within our control.

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

RISK FACTORS

     This section discusses certain risks that should be considered by stockholders and prospective investors in Avigen. Some of these risks are discussed in other contexts in other sections of this report.

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of March 31, 2003, we had an accumulated deficit of $112.9 million. Developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully complete development of our proposed products, obtain required regulatory approvals and manufacture and market our products directly or through business partners.

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

AAV technology is new and developing rapidly; there is limited clinical data and new information may arise which may cause delays in designing our protocols, submitting applications that satisfy all necessary regulatory review requirements, and ultimately completing the clinical trials of our products

     Clinical trials are governed by regulations enforced by the FDA. Our technology is fairly new, and we have limited historical data from preclinical studies or clinical trials that are often necessary to satisfy the FDA’s regulatory review process. In addition, as new information about the technology becomes available, it may change perceptions of previously accepted data, which could require additional periods of time to review and interpret these data. For example, while animals in preclinical studies do not appear to develop antibodies to the AAV vector or the expressed protein, it remains to be seen whether our product candidates cause patients to develop antibodies to these potential products or the proteins produced by these potential products. Such antibodies could make our product ineffective or lead to unwanted side effects. In addition, as previously discussed, one human subject in our clinical trial experienced a mild, temporary elevation of two liver enzymes, which was not seen in any of the animal models, and was not able to sustain steady factor IX expression beyond five weeks. Consequently, we may encounter deficiencies in the design or application stages while developing our clinical trial studies, or in the subsequent implementation stages of such studies, which could cause us or the FDA to delay, suspend or terminate our trials at any time.

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

     Potential problems we may encounter in the implementation stages of our studies include the chance that we may not be able to conduct clinical trials at preferred sites, obtain sufficient test subjects or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, the FDA may temporarily suspend clinical trials at any time if it believes the subjects participating in trials are being exposed to unacceptable health risks, if it finds deficiencies in the clinical trial process or conduct of the investigation, or to better analyze data surrounding any unexpected developments. For example, progress in our current Coagulin-B clinical trial has been interrupted twice to better analyze data from unexpected observations. These included the identification of vector fragments in the seminal fluid of two early patients beyond an expected timeframe and the development of the temporary elevation in the levels of two liver enzymes in one patient treated with a higher dose.

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

If Research Corporation Technologies is able to enforce patent protection for certain formulation technologies, the rights to which were previously licensed to us, the commercializing of our Coagulin-B product may be prevented or delayed

     In May 1992, we entered into a license agreement with Research Corporation Technologies, Inc. (RCT) for rights to an invention related to a cell-specific promotor in AAV vectors. The invention was the subject of a pending U.S. patent application at the time the license agreement was entered into. Two U.S. patents relating to the invention subsequently issued: U.S. Patent Nos. 5,252,479 and 6,261,834. In February 2002, we filed a complaint against RCT for breach of contract in connection with the license agreement and exercised our right to terminate the license agreement. In our complaint, we sought financial damages and a determination by the court that RCT’s actions rendered U.S. Patent No. 6,261,834 unenforceable and that this was a breach of the terms of the license agreement. RCT then filed a counter-claim alleging our failure to pay royalties under the license agreement and seeking $100,000 in damages. In February 2003, we entered into an agreement with RCT resulting in the dismissal of both our complaint and RCT’s counterclaim; however, this agreement and dismissal do not affect our rights to assert unenforceability and/or invalidity of any of RCT’s patents in any future proceedings or suit. If RCT is successful in enforcing these patent rights against us in the future, we may be forced to develop alternative technologies to replace the functions of the technologies covered by the RCT patents. Any requirements to modify the formulation of our Coagulin-B product from what is being tested in clinical trials could cause substantial delays in our current and future clinical trials, which would delay our ability to market our Coagulin-B product. In addition, if we are unable to develop alternative technologies to replace the functions of the technologies covered by the RCT patents, we may be forced to seek a new license from RCT to market our Coagulin-B product, which we may not be able to do, or may only be able to do on unfavorable terms.

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

We may need to secure additional financing to complete the development and commercialization of our products

     We anticipate that our existing capital resources as of March 31, 2003, will be adequate to fund our needs for at least the next four years. However, we may require additional funding to complete the research and development activities currently contemplated and to commercialize our products. Our future capital requirements will depend on many factors, including:

  continued scientific progress in research and development programs;

  the scope and results of preclinical studies and clinical trials;

  the time and costs involved in obtaining regulatory approvals;

  the costs involved in filing, prosecuting and enforcing patent claims;

  the cost of manufacturing scale-up;

  the cost of commercialization activities; and

  other factors which may not be within our control.

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

Our stock price is volatile, and as a result investing in our common stock is very risky

     From January 1, 2001 to April 30, 2003, our stock price has fluctuated between a range of $22.50 and $2.75 per share. We believe that various factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

  technological innovations or regulatory approvals;

  results of clinical trials;

  new products by us or our competitors;

  developments or disputes concerning patents or proprietary rights;

  achieving or failing to achieve certain developmental milestones;

  public concern as to the safety of gene therapy, recombinant biotech or traditional pharmaceutical products;

  health care or reimbursement policy changes by governments or insurance companies;

  developments in relationships with corporate partners; or

  a change in financial estimates or securities analysts’ recommendations.

In addition, in recent years, the stock market in general, and the shares of biotechnology and health care companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may cause the market price of our common stock to decline dramatically.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes us to other market risks. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting our investments to high quality issuers and highly liquid instruments with effective maturities of less than three years, and an average aggregate portfolio duration of approximately one year. Our entire portfolio is classified as available-for-sale and, as of March 31, 2003, consisted of approximately 85% fixed-rate securities and 15% variable-rate securities.

     We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their March 31, 2003 levels, we estimate that the fair value of our securities portfolio would decline by approximately $1.1 million. Our estimated exposure at March 31, 2003 is lower than our estimated $1.3 million exposure at December 31, 2002 due to the reduction is size of the overall portfolio and the reduction in average aggregate duration of the instruments. The modeling technique used measures duration risk sensitivity to estimate the potential change in fair value arising from an immediate hypothetical shift in market rates and quantifies the ending fair market value including principal and accrued interest.

Our long-term debt includes a $10.0 million revolving line of credit due June 1, 2005, of which we have drawn down $8.0 million in cash that would need to be repaid. Interest charged on the borrowing is based on LIBOR and is reset in three-month increments based on the date of each original drawdown. As of March 31, 2003, the average annual rate of interest charged on the borrowing was approximately 2.88%.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this quarterly report, our president and chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, our president and chief executive officer, along with our chief financial officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company that is required to be disclosed by us in this quarterly report. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On February 12, 2003, we settled a lawsuit that we had filed on February 21, 2002 in the United States District Court for the Northern District of California alleging that Research Corporation Technologies, Inc. (RCT) engaged in a breach of contract as a result of RCT’s failure to disclose material information to the Patent and Trademark Office in connection with the prosecution of U.S. Patent Application No. 07/789,917 relating to a cell-specific promoter in

AAV vectors which issued as U.S. Patent No. 6,261,834 on July 17, 2001. In May 1992, we entered into a license agreement with RCT for rights to the invention that was covered by the claims of U.S. Patent No. 6,261,834. The license was exclusive and worldwide and included two issued U.S. patents as well as foreign counterparts. In consideration for the license, we paid an initial license fee and issued 247,949 shares of our common stock to RCT. On June 20, 2002, RCT filed an answer to the complaint and a counterclaim alleging our failure to pay royalties under the license agreement and seeking $100,000 in damages. The parties agreed to the dismissal of both our complaint and RCT’s counterclaim with prejudice except that the parties’ agreement and the dismissal does not affect our rights to assert unenforceability and/or invalidity of any of RCT’s patents, including U.S. Patent No. 6,261,834 (and any co-pending applications, continuations, continuations in part, reexaminations, reissues, and divisionals thereof, and any foreign counterparts thereof, if applicable) in any future proceeding or suit. On February 21, 2003, the United States District Court for the Northern District of California, having learned of the parties’ agreement to dismiss our complaint and RCT’s counterclaim, dismissed the lawsuit without prejudice.

     As of April 30, 2003, we were not involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved our recurring engagements of Ernst & Young for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with such filings; and (2) all work required to be performed by Ernst & Young in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
4.1*	Specimen Common Stock Certificate
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
**	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (Commission file number 0-28272), as filed with the SEC on September 27, 2000.

(b)      Reports on Form 8-K

      None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIGEN, INC.

Date: May 9, 2003	By:	/s/ JOHN MONAHAN

John Monahan
Chief Executive Officer and President

Date: May 9, 2003	By:	/s/ THOMAS J. PAULSON

Thomas J. Paulson
Vice President Finance,
Chief Financial and Accounting Officer, and
Secretary

CERTIFICATION

I, John Monahan, certify that:

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ THOMAS J. PAULSON

Thomas J. Paulson
Vice President, Finance,
Chief Financial and Accounting Officer, and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
4.1*	Specimen Common Stock Certificate
99.1	Certificate of Chief Executive Officer and Chief Financial Officer – Section 906

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
**	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (Commission file number 0-28272), as filed with the SEC on September 27, 2000.