Form 10-Q
period 2003-06-30
AVIGEN INC \DE
filed 2003-08-08
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-28272

AVIGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3647113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Harbor Bay Parkway
Alameda, California 94502
(Address of principal executive offices and zip code)

(510) 748-7150
(Registrant’s telephone number,
including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|    No |_|

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    Yes |X|    No |_|

     As of August 1, 2003, the number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 20,124,765.

AVIGEN, INC.
FORM 10-Q
Quarter Ended June 30, 2003

Coagulin-B® is a registered trademark of Avigen, Inc.
Coagulin-A™ is a trademark of Avigen, Inc.

Item 1.    Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)
	June 30, 2003	December 31, 2002

	(Unaudited)	Note 1
ASSETS
Current Assets:
Cash and cash equivalents	$5,764	$7,879
Available-for-sale securities	93,336	99,845
Accrued interest	1,000	993
Prepaid expenses and other current assets	760	458

Total current assets	100,860	109,175

Restricted investments	11,928	11,500
Property and equipment, net	16,999	18,726
Deposits and other assets	967	1,285

Total assets	$130,754	$140,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$1,286	$1,156
Accrued compensation and related expenses	509	621
Deferred revenue – current	500	—

Total current liabilities	2,295	1,777

Long-term loan payable	8,000	8,000
Deferred rent	882	852
Deferred revenue	1,875	—

Stockholders’ equity:

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 20,124,765 and 20,100,546 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	20	20
Additional paid-in capital	235,454	235,337
Accumulated other comprehensive income	1,145	1,582
Deficit accumulated during development stage	(118,917)	(106,882)

Total stockholders’ equity	117,702	130,057

Total liabilities and stockholders’ equity	$130,754	$140,686

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)
	Three months ended June 30,		Six months ended June 30,		Period from October 22, 1992 (inception) through June 30, 2003

	2003	2002	2003	2002

Revenue	$128	$16	$158	$16	$945
Operating Expenses:
Research and development	5,239	7,001	10,391	13,127	96,747
General and administrative	1,737	1,528	3,551	3,582	39,975
In-license fees	—	—	—	—	5,034

Total operating expenses	6,976	8,529	13,942	16,709	141,756

Loss from operations	(6,848)	(8,513)	(13,784)	(16,693)	(140,811)
Interest expense	(59)	(73)	(119)	(146)	(2,040)
Interest income	880	1,459	1,903	2,825	24,026
Other expense, net	(31)	(37)	(35)	(97)	(92)

Net loss	$(6,058)	$(7,164)	$(12,035)	$(14,111)	$(118,917)

Basic and diluted net loss per common share	$(0.30)	$(0.36)	$(0.60)	$(0.70)

Shares used in basic and diluted net loss per common share calculation	20,124,765	20,084,472	20,122,758	20,069,235

See accompanying notes.

AVIGEN, INC.
(A development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six months ended June 30,		Period from October 22, 1992 (inception) through June 30, 2003

	2003	2002

Operating Activities
Net cash used in operating activities	$(7,617)	$(12,524)	$(99,160)
Investing Activities
Purchases of property and equipment	(209)	(4,316)	(27,365)
Increase in restricted investments	(428)	(1,500)	(11,928)
Purchase of available-for-sale securities	(39,486)	(22,550)	(580,067)
Maturities of available-for-sale securities	45,559	30,388	487,879

Net cash provided by (used in) investing activities	5,436	2,022	(131,481)
Financing Activities
Proceeds from long-term obligations	—	—	10,133
Payments on capital lease obligations	—	—	(2,154)
Proceeds from warrants and options exercised	66	820	12,899
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	—	205,619
Other financing activities		—	9,908

Net cash provided by financing activities	66	820	236,405
Net (decrease) increase in cash and cash equivalents	(2,115)	(9,682)	5,764
Cash and cash equivalents, beginning of period	7,879	13,211	—

Cash and cash equivalents, end of period	$5,764	$3,529	$5,764

Supplemental disclosure
Issuance of warrants in connection with building lease extension	$—	$—	$1,738
Cash paid for interest	$119	$146	$1,547

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.     Interim Financial Statements

         Our accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results reported for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2002, filed with the Securities and Exchange Commission.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     We have reclassified certain prior year amounts to conform to our current year’s presentation of restricted investments as a long-term asset. The reclassification had no impact on our results of operations.

2.     Stock-Based Compensation

     The information regarding net loss and loss per share as required by FAS 123 “Accounting for Stock-Based Compensation” has been determined as if we had accounted for our employee stock options under the fair value method prescribed by FAS 123. The resulting effect on net loss and loss per share pursuant to FAS 123 is not likely to be representative of the effects on net loss and loss per share pursuant to FAS 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

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
	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss – as reported	($6,058)	($7,164)	($12,035)	($14,111)

Less: Total stock-based employee compensation expense determined under the fair-value-base method for all awards	(3,295)	(3,839)	(6,634)	(7,856)

Net loss – pro forma	($9,353)	($11,003)	($18,669)	($21,967)

Net loss per common share basic and diluted – as reported	($0.30)	($0.36)	($0.60)	($0.70)

Net loss per common share basic and diluted – pro forma	($0.46)	($0.55)	($0.93)	($1.09)

     For purposes of disclosure pursuant to FAS 123, as amended by FAS 148, the estimated fair value of our employee stock options is amortized to expense over the vesting period of the options. We use the Black-Scholes option valuation model to estimate the fair value of our options on the date of grant. Options that were granted during the three and six months ended June 30, 2003 and 2002 were valued with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Expected volatility	2.0224	2.0901	2.0207	2.0901
Risk free interest rate	3.00%	4.00%	3.00%	4.00%
Expected life of options in years	5	5	5	5
Expected dividend yield	—	—	—	—

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

3.     Cash and Cash Equivalents, Available-for-sale Securities, and Restricted Investments

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

 In January 2002, we entered into equipment operating leases for certain research and development equipment. Under the terms of these leases, we have pledged $1.5 million of our portfolio of available-for-sale securities to secure these equipment operating leases.

  In May 2003, we secured two letters of credit to serve as security deposits in connection with a building lease that became effective July 1, 2003. This building lease was executed in

February 2000 and replaced our previous building lease and sublease on the same premises that expired June 30, 2003 under the original terms of the agreements. Under the terms of these letters of credit, we have pledged $428,000 of our portfolio of available-for-sale securities to secure these letters of credit.

     At June 30, 2003 and December 31, 2002, $11.9 million and $11.5 million, respectively, were classified as restricted investments in long-term assets, representing the combined aggregate portion of our portfolio for available-for-sale securities that was pledged in connection with these three long-term liabilities.

   The following is a summary of cash, restricted investments, and available-for-sale securities as of June 30, 2003 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$2,270	$—	$—	$2,270
Corporate debt securities	51,032	487	(13)	51,506
Federal agency obligations	33,824	382	—	34,206
Asset-backed and other securities	20,261	290	(4)	20,547
Short-term municipals	2,000	—	—	2,000
Treasury obligations	496	3	—	499

Total	109,883	1,162	(17)	111,028
Amounts reported as:
Cash and cash equivalents	5,764	—	—	5,764
Restricted investments	11,928	—	—	11,928

Available-for-sale securities	$92,191	$1,162	$(17)	$93,336

 The weighted average maturity of investments held at June 30, 2003 was 421 days, with $52.8 million carrying a weighted average maturity of less than twelve months, and $58.2 million carrying a weighted average maturity of between one and three years.

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
Amounts reported as:
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

4.     Deferred Revenue

      In March 2003, we received a $2.5 million payment from Bayer Corporation under the terms of our collaboration agreement for the development of Coagulin-B, our product candidate for the treatment of hemophilia B. This amount was recorded as deferred revenue and is being recognized as revenue in our statements of operations ratably over the estimated remaining development period for this product of five years, or approximately $125,000 per quarter, beginning with the three-month period ended June 30, 2003.

5.     Comprehensive Loss

      Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”

(Amounts in thousands)	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss	$(6,058)	$(7,164)	$(12,035)	$(14,111)
Net unrealized gain (loss) on available-for-sale securities	(256)	355	(437)	(616)

Comprehensive loss	$(6,314)	$(6,809)	$(12,472)	$(14,727)

5.     Basic and Diluted Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the year. Securities that could potentially dilute basic earnings per share in the future, have been excluded from the diluted net loss per share computation because their inclusion would have been anti-dilutive, and were as follows:
	June 30,

	2003	2002

Stock options outstanding	4,282,299	3,863,469
Warrants to purchase common stock	1,324,322	1,324,322

	5,606,621	5,187,791

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

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements about future events and results regarding our drug development programs, clinical trials, receipt of regulatory approval, expense savings and cash burn rate resulting from the implementations of our revised strategic plan, capital needs, intellectual property, and other events. In some cases, you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “intend,” and similar expressions intended to identify these statements as forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that might cause or contribute to such differences include uncertainties and delays in obtaining regulatory approval to proceed with clinical trials or to market products, the occurrence of extraordinary transactions or events and other factors discussed under the caption “Risk Factors” below and elsewhere in this report.

Overview

      Since our inception in 1992, we have focused on the development of adeno-associated virus-based gene therapy products for the treatment of serious, chronic diseases. We have developed a proprietary gene delivery platform technology based on adeno-associated virus vectors, known as “AAV vectors”. We have assembled a broad base of proprietary intellectual property covering methods of transferring genes into cells, high-yield processes to manufacture contaminant-free AAV vectors, specific genes of interest and other proprietary technologies and processes. In addition, we have built the manufacturing capacity necessary to produce clinical-grade AAV vectors for our lead product candidates through commercial launch. We have also established expertise in preclinical research, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation.

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

Solving complex biological responses in the developing field of human genetics makes product development challenging; however, we believe that our AAV vectors have the potential to effectively deliver genes that will promote therapeutic responses in patients suffering from many types of diseases. Our efforts are primarily focused on our two lead product candidates. We are conducting a phase I clinical trial for our first lead product candidate, Coagulin-B®, for the treatment of hemophilia B, with our collaborators at Stanford, the Children’s Hospital of Philadelphia, and the University of Pittsburgh.

We have enrolled six subjects in this trial, all of them having been treated prior to December 2002. During the first six months of 2003, we have gathered and analyzed additional interim data from these subjects, with the primary focus on evaluating the cause of the unexpected response from one of the subjects which was reported in December 2002. That subject had demonstrated therapeutic circulating levels of factor IX for approximately four weeks, before experiencing a temporary elevation in the levels of two liver enzymes and a sudden decline in the effectiveness of the Coagulin-B treatment. As a result of this analysis, and after considering any potential health risks to future subjects, we submitted modifications to our clinical trial protocol to the Food and Drug Administration (FDA) and expect to resume treating subjects later in the year.

 We also intend to submit an investigational new drug (IND) application to the FDA and submit a plan for a clinical trial for our second lead product candidate, for the treatment of Parkinson’s disease, prior to the end of 2003. Our other hemophilia product candidate for the treatment of hemophilia A, Coagulin-A™, is currently in preclinical development. The timing of any IND submission to the FDA for Coagulin-A™ will be based on the degree of later stage success of our Coagulin-B® trial. We also have a number of other active research programs underway to explore potential neurologic, metabolic and cardiac disease targets.

     Since our inception, we have devoted substantially all of our resources to research and development activities. We are a development stage company and have not received any revenue from the sale of products. We do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our source of revenue, if any, for the next several years to consist of payments under collaborative arrangements, government grants, and license fees. We have incurred losses since our inception and expect to incur substantial losses at least over the next several years due to ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our products or ever achieve or sustain product revenues or profitability. At June 30, 2003, we had an accumulated deficit of $118.9 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $111.0 million. We expect to spend between $20 and $25 million in 2003 to support our clinical and research and development activities, and we anticipate that our capital resources at June 30, 2003 will be adequate to fund our future operating needs over the next four years.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We believe the following accounting policies, in addition to those described in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, to be critical.

Revenue recognition

Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreements, generally the development phase. This development phase can be defined as a specified period of time, however, in certain cases, the collaborative agreement specifies a development phase that culminates with milestone objectives but does not have a fixed date and requires us to estimate the time period over which to recognize this revenue. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering our past experience with similar objectives, level of effort, and stage of development. If our estimate of the development phase time period increases, the amount of revenue we recognize related to up front license and technology access fees for a given period would decrease.

    Grant revenue is recorded in the period in which the revenue is earned as defined by the grant agreement and primarily includes amounts earned pursuant to reimbursements under government grants.

     Royalty revenue from license agreements is recorded as earned in accordance with the contract terms when third-party results can be reliably determined and receipt of payment is reasonably assured.

Non-refundable product license fees, including fees associated with research license agreements, for which we have no further performance obligations, and no continuing involvement requirements, are recognized on the earlier of when the payments are received or when collection is assured.

Valuation of investments in financial instruments

Investments in financial instruments are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. Our investment portfolio does not include equity securities or derivative financial instruments that could subject us to material market risk; however, we do invest in corporate obligations that subject us to varying levels of credit risk. If the fair value of a financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of these investments may not be fully recoverable, the impairment is considered other than temporary. An other than temporary decline in fair value of a financial instrument would be subject to write-down with a charge in net loss. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value with our investment advisors on a regular basis. For the six months ended June 30, 2003, we did not have any write down as a result of our determinations that declines in fair value of financial instruments were other than temporary.

Impairment of property and equipment

We have invested significant amounts on construction for improvements to our research and development facilities, with the largest portion of our spending made to modify manufacturing facilities that are intended to comply with requirements of government mandated manufacturing rules for pharmaceutical production. These assets could be subject to write-down for impairment in the event that our facilities are deemed to fail to comply with these government mandated policies and procedures. These assets could also be subject to write-down to the extent that facilities could be idled due to the adoption of operating efficiencies for an other than a temporary period, resulting in excess capacity. The determination of whether an impairment in use is other than temporary requires significant judgment, and could have a material effect on our balance sheet and our results of operations. For the six months ended June 30, 2003, we did not write down the value of any of our property and equipment for impairments in fair value.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

Revenue

     Revenue was $128,000 for the three months ended June 30, 2003, compared to $16,000 for the three months ended June 30, 2002. Revenue for the quarter ended June 30, 2003 consisted of $3,000 in royalties and the recognition of $125,000 of deferred revenue from the $2.5 million payment received from Bayer in March 2003. This payment is being recognized ratably over the estimated remaining development period of our hemophilia B product, which is five years, resulting in revenue recognition of $125,000 per quarter. Revenue for the quarter ended June 30, 2002 consisted of $13,000 in royalties and $3,000 in research license fees. Research license agreements allow the licensee to make or use products using our patented AAV technologies for research purposes only, and do not allow for the use of our technologies in products for commercial sale. These licenses usually include initiation fees and annual maintenance fees. Royalty revenue is from a single royalty license, which allows for the development, manufacture, use and sale of products using our patented AAV technologies. We entered into this license agreement in July 2000.

 In the event that we enter a phase II/III clinical trial with our Coagulin-B product, we expect to earn additional revenues in connection with our collaboration agreement with Bayer, however, we cannot be certain when or if we will enter a phase II/III clinical trial. We do not expect to earn any other significant revenues for the foreseeable future.

Operating expenses

Our research and development expenses totaled $5.2 million for the three months ended June 30, 2003, compared to $7.0 million for the same period in 2002. The decrease was primarily the result of strategic steps we took in the second half of 2002 to focus the work of our research and development organizations on our lead product development programs. This included a reduction in staff in October 2002 and the implementation of other operational efficiencies that have not limited our production capabilities. Our staff count dedicated to research and development activities totaled 80 at June 30, 2003 compared to 138 at June 30, 2002, or a decrease of approximately 42%. As a result, personnel costs for the second quarter of 2003 decreased by approximately $640,000 from the second quarter of 2002. In addition, the implementation of new manufacturing efficiencies and the reduction of our clinical manufacturing schedule to match the immediate needs of our trials decreased our consumption and expense for materials used to produce our AAV vector and perform our in-house research by approximately $1.0 million in the second quarter of 2003 from the second quarter of 2002. In the second quarter of 2003 we also reduced expenses for services from third-party collaborators associated with our preclinical animal studies and our clinical trial by approximately $365,000 compared to the second quarter of the prior year. The reduction in clinical trial expense was due to the fact that the last new subject that was treated in our trial was in November 2002. In the second quarter of 2002, our expenses for other third-party consulting services was approximately $375,000 higher than in the second quarter of 2003 and primarily related to validation services for new facilities and other process improvements. These aggregate declines in comparable year-over-year research and development expenses were partially offset by higher employee relocation costs of approximately $130,000 and higher facilities-related and depreciation expenses of approximately $310,000 in the second quarter of 2003 compared to the second quarter of 2002, as well as the reversal of a bonus accrual in the second quarter of 2002 in an amount approximately $185,000 higher than the amount recorded in the second quarter of 2003.

 We expect total research and development spending for the year ending December 31, 2003 to decline from the levels reported for the full year of 2002 due to the benefits from the cost reductions associated with the strategic steps we took in the second half of 2002, as described above, as well as from expected further efficiencies in our vector production processes. We also expect that total research and development spending in subsequent years will begin to increase from our 2003 levels as we continue to conduct our clinical trials and to the extent we enhance our manufacturing capabilities and expand our research and development programs for additional gene therapy applications.

General and administrative expenses totaled $1.7 million for the three months ended June 30, 2003 compared to $1.5 million for the same period in 2002. General and administrative expenses were generally lower in the second quarter of 2003 compared to 2002 due to decreased personnel costs of approximately $75,000, decreased litigation-related legal fees of approximately $45,000, primarily related to the settlement of our lawsuit with Research Corporation Technologies, Inc., and lower expenses for other corporate costs of approximately $100,000. These expense reductions in the second quarter of 2003 were more than offset by higher patent-related legal fees and other professional services and information services of approximately $45,000 compared to 2002, and the reversal of a bonus accrual in the second quarter of 2002 in an amount approximately $380,000 higher than the bonus reversal amount recorded in the second quarter of 2003. We expect our general and administrative expenses for the year ending December 31, 2003 to be below the levels reported for the 2002 year and to remain steady or increase slightly in subsequent years from the 2003 full-year levels.

Interest Income

  Interest income totaled $880,000 for the three months ended June 30, 2003, down from $1.5 million for the three months ended June 30, 2002. Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt.

The decrease in interest income for the quarter ended June 30, 2003 as compared to the prior-year quarter was primarily due to the decline in market interest rates between the two periods, as well as the decrease in outstanding cash and securities balances as resources were used to fund our on-going operations and finance the construction for additional research and development facilities.

Six Months Ended June 30, 2003 and 2002

Revenue

   Revenue was $158,000 for the six months ended June 30, 2003 compared to $16,000 for the six months ended June 30, 2002. Revenue for the 2003 period primarily included the recognition of $125,000 of deferred revenue from the $2.5 million payment received from Bayer in March 2003, as described above. Revenue for the 2003 period also consisted of $5,000 in royalties and $28,000 in new and annual maintenance research license fees. Revenue for the

2002 period consisted of the $13,000 in royalties and $3,000 in research license fees recognized in the second quarter of 2002.

Operating expenses

   Our research and development expenses totaled $10.4 million for the six months ended June 30, 2003, compared to $13.1 million for the same period in 2002. As a result of our lower staff levels between the two periods, personnel costs for the first six months of 2003 decreased by approximately $1.1 million compared to the prior year period. The implementation of new manufacturing efficiencies and the reduction of our clinical manufacturing schedule to match the immediate needs of our trials decreased our consumption and expense for materials to produce our AAV vector and perform our in-house research by approximately $1.5 million for the first six months of 2003 from the prior year period. In the first six months of 2003 we also reduced expenses for services from third-party collaborators associated with our preclinical animal studies and our clinical trial by approximately $515,000 compared to the first six months of 2002. The reduction in clinical trial expense was due to the fact that the last new subject that was treated in our trial was in November 2002. During the first six months of 2002, our expenses for other third-party consulting services was approximately $660,000 higher than in the first six months of 2003 and were primarily related to validation services for new facilities and other process improvements. These aggregate declines in comparable year-over-year research and development expenses were partially offset by higher employee relocation costs of approximately $130,000, severance payments made to two executives that left the company in February 2003 of approximately $260,000, and higher facilities-related and depreciation expenses of approximately $600,000 for the first six months of 2003 compared to the same period in 2002.

General and administrative expenses totaled $3.6 million for both the six-month periods ended June 30, 2003 and 2002. General and administrative expenses were generally lower in the first six months of 2003 compared to 2002 due to decreased litigation-related legal fees of approximately $150,000 and lower expenses for other corporate costs of approximately $275,000, partially offset by higher patent-related legal fees and other professional services and information services of approximately $200,000. Also, for the six months ended June 30, 2002, we reversed a bonus accrual in an amount that was approximately $190,000 higher than the bonus reversal amount recorded in the first six months of 2003.

Interest Income

Interest income totaled $1.9 million for the six months ended June 30, 2003, down from $2.8 million for the six months ended June 30, 2002. The decrease in interest income for the six months ended June 30, 2003 as compared to the prior year period was primarily due to the general decline in market interest rates between the two periods, as well as the decrease in outstanding cash and securities balances due to resources having been used to fund our on-going operations and finance construction for additional research and development facilities.

Research and development expenses

Our research and development expenses can be divided into two primary functions, representing costs to support research and preclinical development and costs to support clinical development for human clinical trials. Research and preclinical development costs include activities associated with general research and exploration, animal studies, production of vector for use by external collaborators in general research and exploration, and development of processes to translate research achievements into commercial scale capabilities. During the six-month periods ended June 30, 2003 and 2002, our programs in the research and preclinical phase were directed primarily at our targeted potential treatments for hemophilia, Parkinson’s disease and other neurobiological targets. Clinical development costs include activities associated with maintaining regulated and controlled processes, manufacturing vector for use in human clinical trials, and supporting patient enrollment and patient administration within clinical trials. During the six-month periods ended June 30, 2003 and 2002, our programs in the clinical development phase were directed at our targeted potential treatments for hemophilia B and Parkinson’s disease.

 We estimate that the split in costs associated with these two categories approximate the following (in thousands):
	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Research and preclinical development	$3,531	$3,839	$6,552	$7,437
Clinical development	1,708	3,162	3,839	5,690

Total research and development expenses	$5,239	$7,001	$10,391	$13,127

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

Three Months Ended June 30, 2003 and 2002

     The decrease of $308,000 in our research and preclinical development expenses for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, primarily reflected our efforts to focus on our lead programs, and included lower personnel costs of approximately $290,000 due to the reduction in our staff level, lower payments to third-party collaborators of approximately $240,000, primarily to support preclinical animal studies, and lower costs associated with the use of materials to produce our AAV vector and perform our in-

house research of approximately $190,000. These decreases were partially offset by higher facilities-related and depreciation expenses of approximately $165,000, and higher expenses related to relocation in 2003 and the impact of the reversal of the bonus accrual in 2002, totaling approximately $260,000.

Clinical development expenses decreased by $1.5 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, primarily reflecting the impact of the staff reduction that occurred in October 2002 and lower expenses for materials since we did not need to manufacture any new patient doses for our hemophilia B clinical trial. The decrease in expenses for the second quarter of 2003 compared to 2002 included approximately $350,000 in lower personnel costs, approximately $820,000 in lower costs associated with the use of materials to produce our AAV vector, approximately $170,000 in lower costs associated with treating and monitoring patients in our clinical trial, and approximately $320,000 in lower costs for consulting and validation services. These decreases were partially offset by higher facility-related and depreciation expenses of approximately $145,000 in the second quarter of 2003 compared to 2002.

Six Months Ended June 30, 2003 and 2002

 The decrease of $885,000 in our research and preclinical development expenses for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, primarily included lower personnel costs of approximately $475,000 due to the reduction in our staff level, lower payments to third-party collaborators of approximately $415,000, primarily to support preclinical animal studies, lower costs associated with the use of materials to produce our AAV vector and perform our in-house research of approximately $500,000, and lower expenses for non-cash charges for stock-based compensation related to options granted to non-employees of approximately $120,000. These decreases were partially offset by higher facilities-related and depreciation expenses of approximately $340,000 and higher expenses for relocation and severance payments of approximately $315,000 in total for the first six months of 2003 compared to 2002.

    Clinical development expenses decreased by $1.8 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, primarily reflecting the impact of the staff reduction that occurred in October 2002 and lower expenses for materials since we did not need to manufacture any new patient doses for our hemophilia B clinical trial. The decrease in expenses for the first six months of 2003 compared to the first six months of 2002 included approximately $670,000 in lower personnel costs, approximately $1.0 million in lower costs associated with the use of materials to produce our AAV vector, approximately $100,000 in lower costs associated with treating and monitoring patients in our clinical trial, and approximately $500,000 in lower costs for consulting and validation services. These decreases were partially offset by higher facility-related and depreciation expenses of approximately $270,000 and higher expenses related to severance payments of approximately $160,000 for the first six months of 2003 compared to 2002.

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

At June 30, 2003, we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $111.0 million, compared to approximately $119.2 million at December 31, 2002. At June 30, 2003 and December 31, 2002, $11.9 million and $11.5 million, respectively, was pledged to secure certain long-term liabilities. These long-term liabilities include $10.0 million for our line of credit, $1.5 million for equipment operating leases, and approximately $428,000 for letters of credit that we entered into in May 2003 which serve as security deposits on our building lease. Our restricted investments are reported as a long-term asset and would not be considered a current source of additional liquidity.

The following are contractual commitments at June 30, 2003 associated with debt obligations, lease obligations, and contractual commitments to fund third-party research (in thousands):
	Payments Due by Period

Contractual Commitment	TOTAL	Less Than 1 YEAR	1–3 YEARS	4–5 YEARS	After 5 YEARS

Revolving line of credit	$8,000	$—	$8,000	$—	$—
Operating leases	16,774	2,477	5,273	4,810	4,214
Research funding for third parties	892	892	—	—	—

Total Contractual Commitments	$25,666	$3,369	$13,273	$4,810	$4,214

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

     During the six-month period ended June 30, 2003, net cash used in operating activities was $7.6 million compared to $12.5 million for the same period in the prior year. This change in cash used in operating activities between the two periods was primarily due to the receipt of a $2.5 million payment from Bayer Corporation in March 2003 which was recorded as deferred revenue, and approximately $2.1 million in lower net loss in the 2003 period.

     During the six-month period ended June 30, 2003, approximately $5.4 million and $66,000, respectively, were provided by investing and financing activities. The cash provided by investing activities consisted of maturities, net of purchases, of available-for-sale securities, offset in part by purchases of property and equipment of $209,000 and increases in restricted investments of $428,000. The cash provided by financing activities consisted of proceeds from the exercise of stock options in the first quarter.

    During the six-month period ended June 30, 2002, approximately $2.0 million and $820,000, respectively, were provided by investing and financing activities. The cash provided by investing activities consisted of maturities, net of purchases, of available-for-sale securities, offset in part by purchases of property, equipment and construction in progress of $4.3 million for research and development facilities that were completed near the end of 2002 and increases in restricted investments of $1.5 million. The cash provided by financing activities consisted of proceeds from the exercise of stock options and warrants during the year.

     We believe we will continue to require substantial additional funding in order to complete the clinical and research and development activities currently contemplated and to commercialize our proposed products. As a result, we expect to spend between $20 million and $25 million in 2003 to support our clinical and research and development activities, and we anticipate that our capital resources at June 30, 2003 will be adequate to fund our future operating needs over the next four years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:
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

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of June 30, 2003, we had an accumulated deficit of $118.9 million. Developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully complete development of our proposed products, obtain required regulatory approvals and manufacture and market our products directly or through business partners.

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

Our stock price is also influenced by public perception. For example, in January 2003, a report of serious adverse events in a retroviral trial for infants with severe combined immune deficiency (SCID) in France and subsequent FDA actions putting related trials on hold in the United States had a significant impact on the public perception and stock price of all companies involved in gene therapy. Avigen’s stock declined despite the fact that we do not work with retroviruses or with infants with SCIDS and our clinical trial was not affected by the FDA’s actions in this case.

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

      Potential problems we may encounter in the implementation stages of our studies include the chance that we may not be able to conduct clinical trials at preferred sites, obtain sufficient test subjects or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, the FDA may temporarily suspend clinical trials at any time if it believes the subjects participating in trials are being exposed to unacceptable health risks, if it finds deficiencies in the clinical trial process or conduct of the investigation, or to better analyze data surrounding any unexpected developments. For example, progress in our current Coagulin-B clinical trial has been interrupted twice to better analyze data from unexpected observations. These included the identification of vector fragments in the seminal fluid of two early patients beyond an expected timeframe and the development reported in December 2002 of a temporary elevation in the levels of two liver enzymes in one patient treated with a higher dose.

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

      To date, we have filed a number of patent applications in the United States relating to technologies we have developed or co-developed. In addition, we have acquired exclusive and non-exclusive licenses to certain issued patents and pending patent applications. We cannot guarantee that patents will issue from these applications or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect our technologies.

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

If Research Corporation Technologies is able to enforce patent protection for certain formulation technologies, the rights to which were previously licensed to us, the commercializing of our Coagulin-B proposed product may be prevented or delayed

     In May 1992, we entered into a license agreement with Research Corporation Technologies, Inc. (RCT) for rights to an invention related to a cell-specific promotor in AAV vectors. The invention was the subject of a pending U.S. patent application at the time the license agreement was entered into. Two U.S. patents relating to the invention subsequently issued: U.S. Patent Nos. 5,252,479 and 6,261,834. In February 2002, we filed a complaint against RCT for breach of contract in connection with the license agreement and exercised our right to terminate the license agreement. In our complaint, we sought financial damages and a determination by the court that RCT’s actions rendered U.S. Patent No. 6,261,834 unenforceable and that this was a breach of the terms of the license agreement. RCT then filed a counter-claim alleging our failure to pay royalties under the license agreement and seeking $100,000 in damages. In February 2003, we entered into an agreement with RCT resulting in the dismissal of both our complaint and RCT’s counterclaim; however, this agreement and dismissal do not affect our rights to assert unenforceability and/or invalidity of any of RCT’s patents in any future proceedings or suit. If RCT is successful in enforcing these patent rights against us in the future, we may be forced to develop alternative technologies to replace the functions of the technologies covered by the RCT patents. Any requirements to modify the formulation of our Coagulin-B proposed product from what is being tested in clinical trials could cause substantial delays in our current and future clinical trials, which would delay our ability to market our Coagulin-B proposed product. In addition, if we are unable to develop alternative technologies to replace the functions of the technologies covered by the RCT patents, we may be forced to seek a new license from RCT to market our Coagulin-B proposed product, which we may not be able to do, or may only be able to do on unfavorable terms.

If we are able to bring our potential products to market, we continue to face a number of risks including our inexperience in marketing or selling our potential products, the acceptance of AAV gene therapy products by physicians and insurers, our ability to price our products effectively and to obtain adequate reimbursement for sales of our products.

     Even if we are able to develop our potential products and obtain necessary regulatory approvals, we have no experience in marketing or selling any of our proposed products. We intend to enter into distribution and marketing agreements with other companies for our products and do not anticipate establishing our own sales and marketing capabilities for any of our potential products in the foreseeable future. For example, we have entered into an exclusive worldwide marketing and distribution agreement with Bayer Corporation for our Coagulin-B proposed product. However, if Bayer Corporation does not perform under this agreement, we would need to market this product ourselves, and we may not be able to establish adequate marketing capabilities for this product. Similarly, we may not be able to develop adequate marketing capabilities for our other potential products, either on our own or through other third parties.

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

We have limited experience in manufacturing our potential products at a commercial scale, which raises uncertainty about our ability to manufacture our potential products cost-effectively

     Even if we are able to develop our potential products and obtain necessary regulatory approvals, we have limited experience in manufacturing any of our proposed products on a commercial basis. If we are unable to manufacture our products in a cost-effective manner, we are not likely to become profitable. We have not yet received a license from the FDA for our manufacturing facilities, and cannot apply for one until we submit our product for commercial approval. Even if we do receive a manufacturing license, we may fail to maintain adequate compliance with the FDA’s regulations concerning current good manufacturing practices (cGMP), in which case the license, and our authorization to manufacture product, could be revoked.

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

We may need to secure additional financing to complete the development and commercialization of our products

     We anticipate that our existing capital resources as of June 30, 2003, will be adequate to fund our needs for at least the next four years. However, we may require additional funding to complete the research and development activities currently contemplated and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

Risks Related to Our Stock

Anti-takeover effects of certain charter provisions and Delaware law may negatively affect the ability of a potential buyer to purchase some or all of our stock at an otherwise advantageous price, which may limit the price investors are willing to pay for our common stock

     Certain provisions of our charter and Delaware law may negatively affect the ability of a potential buyer to attempt a takeover of Avigen, which may have a negative effect on the price investors are willing to pay for our common stock. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. This would enable the Board of Directors to establish a shareholder rights plan, commonly referred to as a “poison pill,” which would have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of Avigen. In addition, our board of directors is divided into three classes, and each year on a rotating basis the directors of one class are elected for a three-year term. This provision could have the effect of making it less likely that a third party would attempt to obtain control of Avigen through Board representation. Furthermore, certain other provisions of our charter may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

Our stock price is volatile, and as a result investing in our common stock is very risky

     From June 30, 2001 to July 31, 2003, our stock price has fluctuated between a range of $21.50 and $2.75 per share. We believe that various factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:
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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose us to other market risks. None of our investments are held for trading purposes. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting our investments to high quality issuers and highly liquid instruments with effective maturities of less than three years, and an average aggregate portfolio duration of approximately one year. Our entire portfolio is classified as available-for-sale and, as of June 30, 2003, consisted of approximately 90% fixed-rate securities and 10% variable-rate securities.

     We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their June 30, 2003 levels, we estimate that the fair value of our securities portfolio would decline by approximately $1.2 million. Our estimated exposure at June 30, 2003 is lower than our estimated $1.3 million exposure at December 31, 2002 due to the reduction is size of our overall portfolio, and is lower than our estimated $1.8 million exposure at December 31, 2001 due to the reduction in size of the overall portfolio and the reduction in average aggregate duration of the instruments. The modeling technique used measures duration risk sensitivity to estimate the potential change in fair value arising from an immediate hypothetical shift in market rates and quantifies the ending fair market value including principal and accrued interest.

     Our long-term debt includes a $10.0 million revolving line of credit due June 1, 2005, of which we have drawn down $8.0 million in cash that will need to be repaid. Interest charged on the borrowing is based on LIBOR and is reset in three-month increments based on the date of each original drawdown. As of June 30, 2003, the average annual rate of interest charged on the borrowing was approximately 2.72%.

Item 4.    Controls and Procedures

     Evaluation of disclosure controls and procedures.    Our management, with the participation of our chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003 and concluded that they were effective to provide a reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

     Changes in internal controls.    There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     The settlement of our lawsuit with Research Corporation Technologies, Inc. was previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

As of July 31, 2003, we were not involved in any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

 None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders for the year ended December 31, 2002 was held on May 22, 2003.

The matters voted upon at the Annual Meeting and the voting of stockholders with respect thereto are as follows:

1.  Each of Philip J. Whitcome, Ph.D. and John K.A. Prendergast, Ph.D., were elected as a Class II director to hold office until our 2006 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. The voting results were as follows:
Philip J. Whitcome, Ph.D.
For	14,714,264
Withhold	298,134
Abstain	-0-
Broker non-votes	-0-

John K.A. Prendergast, Ph.D.
For	14,131,381
Withhold	881,017
Abstain	-0-
Broker non-votes	-0-

     Our Class III directors, John Monahan, Ph.D. and Daniel Vapnek, Ph.D., will each continue to serve on our Board of Directors until our 2004 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class I directors, Zola Horovitz, Ph.D. and Yuichi Iwaki, M.D., Ph.D., will each continue to serve on our Board of Directors until our 2005 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

2.  The selection of Ernst & Young LLP as our independent auditors for our fiscal year ending December 31, 2003 was ratified. The voting results were as follows:

For	14,565,981
Against	107,604
Abstain	5,389
Broker non-votes	-0-

Item 5.    Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved our recurring engagements of Ernst & Young LLP for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with such filings; and (2) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission.

Item 6.    Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
4.1*	Specimen Common Stock Certificate
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
**	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (Commission file number 0-28272), as filed with the SEC on September 27, 2000.

(b)  Reports on Form 8-K

     On April 30, 2003, we filed a current report on Form 8-K to furnish the announcement of our financial results for the first quarter of fiscal year 2003, which announcement included our consolidated statements of operations and consolidated balance sheets for the period.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIGEN, INC.

Date: August 4, 2003	By: /s/ JOHN MONAHAN

John Monahan
Chief Executive Officer and President

Date: August 4, 2003	By: /s/ THOMAS J. PAULSON

Vice President Finance,
Chief Financial and Accounting Officer,
and Secretary

EXHIBIT INDEX
Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
4.1*	Specimen Common Stock Certificate
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
**	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (Commission file number 0-28272), as filed with the SEC on September 27, 2000.