Form 10-Q
period 2003-09-30
AVIGEN INC \DE
filed 2003-11-13
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of November 6, 2003, the number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 20,195,881.

AVIGEN, INC.
FORM 10-Q
Quarter Ended September 30, 2003

INDEX

	PART I. FINANCIAL INFORMATION	PAGE
Item 1	Financial Statements (unaudited)
	Condensed Balance Sheets at September 30, 2003 and December 31, 2002	3
	Condensed Statements of Operations	4
	Three and nine months ended September 30, 2003 and 2002 and the period
	from October 22, 1992 (inception) through September 30, 2003
	Condensed Statements of Cash Flows	5
	Nine months ended September 30, 2003 and 2002 and the period from
	October 22, 1992 (inception) through September 30, 2003
	Notes to Condensed Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	33
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	33
Item 2	Changes in Securities and Use of Proceeds	33
Item 3	Defaults upon Senior Securities	34
Item 4	Submission of Matters to a Vote of Security Holders	34
Item 5	Other Information	34
Item 6	Exhibits and Reports on Form 8-K	35
SIGNATURES

Coagulin-B® is a registered trademark of Avigen, Inc.
Coagulin-A™ is a trademark of Avigen, Inc.

Item 1.	Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$ 6,246	$ 7,879
Available-for-sale securities	87,100	99,845
Accrued interest	957	993
Prepaid expenses and other current assets	684	458

Total current assets	94,987	109,175
Restricted investments	11,928	11,500
Property and equipment, net	16,131	18,726
Deposits and other assets	912	1,285

Total assets	$ 123,958	$ 140,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$ 1,748	$ 1,156
Accrued compensation and related expenses	520	621
Deferred revenue — current	500	—

Total current liabilities	2,768	1,777
Long-term loan payable	8,000	8,000
Deferred rent	927	852
Deferred revenue	1,750	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares
authorized, 20,164,009 and 20,100,546 shares issued and
outstanding at September 30, 2003 and December 31, 2002,
respectively	20	20
Additional paid-in capital	235,562	235,337
Accumulated other comprehensive income	757	1,582
Deficit accumulated during development stage	(125,826)	(106,882)

Total stockholders’ equity	110,513	130,057

Total liabilities and stockholders’ equity	$ 123,958	$ 140,686

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from October 22, 1992 (inception) through September 30, 2003
	2003	2002	2003	2002
Revenue	$ 140	$ 13	$ 298	$ 29	$ 1,085
Operating expenses:
Research and development	5,594	6,329	15,985	19,456	102,341
General and administrative	2,084	2,144	5,635	5,726	42,059
In-license fees	—	—	—	—	5,034

Total operating expenses	7,678	8,473	21,620	25,182	149,434

Loss from operations	(7,538)	(8,460)	(21,322)	(25,153)	(148,349)
Interest expense	(54)	(44)	(173)	(190)	(2,094)
Interest income	699	1,414	2,602	4,239	24,725
Other expense, net	(16)	(20)	(51)	(117)	(108)

Net loss	$ (6,909)	$ (7,110)	$ (18,944)	$ (21,221)	$(125,826)

Basic and diluted net loss per common share	$ (0.34)	$ (0.35)	$ (0.94)	$ (1.06)

Shares used in basic and diluted net
loss per common share calculation	20,143,101	20,091,283	20,129,479	20,077,505

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,		Period from October 22, 1992 (inception) through September 30, 2003
	2003	2002
Operating Activities
Net cash used in operating activities	$(12,985)	$(18,957)	$(104,528)

Investing Activities

Purchases of property and equipment	(309)	(4,755)	(27,465)
Increase in restricted investments	(428)	(1,500)	(11,928)
Purchase of available-for-sale securities	(58,072)	(52,676)	(598,653)
Maturities of available-for-sale securities	69,993	71,764	512,313

Net cash provided by (used in) investing activities	11,184	12,833	(125,733)

Financing Activities

Proceeds from long-term obligations	—	—	10,133
Payments on capital lease obligations	—	—	(2,154)
Proceeds from warrants and options exercised	168	826	13,001
Proceeds from issuance of common stock, net of
issuance costs and repurchases	—	—	205,619
Other financing activities	—	—	9,908

Net cash provided by financing activities	168	826	236,507
Net (decrease) increase in cash and cash
equivalents	(1,633)	(5,298)	6,246
Cash and cash equivalents, beginning of period	7,879	13,211	—

Cash and cash equivalents, end of period	$ 6,246	$ 7,913	$ 6,246

Supplemental disclosure
Issuance of warrants in connection with building
lease extension	$ —	$ —	$ 1,738
Cash paid for interest	$ 173	$ 190	$ 1,601

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Interim Financial Statements

     Our accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results reported for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2002, filed with the Securities and Exchange Commission.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Loss — as reported	$(6,909)	$(7,110)	$(18,944)	$(21,221)
Add: Stock-based employee compensation
included in reported Net Loss	—	—	28	—
Less: Total stock-based employee
compensation expense determined under the
fair-value-base method for all awards	(2,890)	(3,742)	(9,523)	(11,598)

Net loss — pro forma	$(9,799)	$(10,852)	$(28,439)	$(32,819)

Net loss per common share basic and diluted — as reported	$(0.34)	$ (0.35)	$ (0.94)	$ (1.06)

Net loss per common share basic and diluted — pro forma	$(0.49)	$ (0.54)	$ (1.41)	$ (1.63)

     For purposes of disclosure pursuant to FAS 123, as amended by FAS 148, the estimated fair value of our employee stock options is amortized to expense over the vesting period of the options. We use the Black-Scholes option valuation model to estimate the fair value of our options on the date of grant. Options that were granted during the three and nine months ended September 30, 2003 and 2002 were valued with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected volatility	1.991	2.0901	2.0043	2.0901
Risk free interest rate	3.0%	4.00%	3.0%	4.00%
Expected life of options in years	5	5	5	5
Expected dividend yield	—	—	—	—

     For equity awards to non-employees, including lenders, lessors and consultants, we apply the Black-Scholes method to determine the fair value of such investments. The options and warrants granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense over the period of services received or the term of the related financing.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models, including Black-Scholes, require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock options are not traded, they have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing option valuation models, including Black-Scholes, do not necessarily provide a reliable single measure of the fair value of our stock options.

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

     In May 2003, we secured two letters of credit to serve as security deposits in connection with a building lease that became effective July 1, 2003. This building lease was executed in February 2000 and replaced our previous building lease and sublease on the same premises that expired September 30, 2003 under the original terms of the agreements. Under the terms of these letters of credit, we have pledged $428,000 of our portfolio of available-for-sale securities to secure these letters of credit.

     At September 30, 2003 and December 31, 2002, $11.9 million and $11.5 million, respectively, were classified as restricted investments in long-term assets, representing the combined aggregate portion of our portfolio for available-for-sale securities that was pledged in connection with these three long-term liabilities.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of September 30, 2003 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$ 2,204	$ —	$—	$ 2,204
Corporate debt securities	49,336	369	(2)	49,703
Federal agency obligations	28,467	173	—	28,640
Asset-backed and other securities	20,164	221	(4)	20,381
Short-term municipals	2,700	—	—	2,700
Treasury obligations	1,646	1	(1)	1,646

Total	104,517	764	(7)	105,274
Amounts reported as:
Cash and cash equivalents	6,246	—	—	6,246
Restricted Investments	11,928	—	—	11,928

Available for sale securities	$ 86,343	$764	$(7)	$ 87,100

     The weighted average maturity of our investment portfolio at September 30, 2003 was 418 days, with $47.5 million carrying a weighted average maturity of less than twelve months, and $57.8 million carrying a weighted average maturity of between one and three years.

The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2002 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$ 3,578	$ —	$ —	$ 3,578
Corporate debt securities	47,780	437	(11)	48,206
Federal agency obligations	42,977	855	—	43,832
Asset-backed and other securities	23,307	301	—	23,608
Short-term municipals	—	—	—	—
Treasury obligations	—	—	—	—

Total	117,642	1,593	(11)	119,224
Amounts reported as:
Cash and cash equivalents	7,879	—	—	7,879
Restricted Investments	11,500	—	—	11,500

Available for sale securities	$ 98,263	$1,593	$(11)	$ 99,845

     The weighted average maturity of investments held at December 31, 2002 was 421 days, with $56.3 million carrying a weighted average maturity of less than twelve months, and $62.9 million carrying a weighted average maturity of between one and three years.

4.    Deferred Revenue

     In March 2003, we received a $2.5 million payment from Bayer Corporation under the terms of our collaboration agreement for the development of Coagulin-B, our product candidate for the treatment of hemophilia B. This amount was recorded as deferred revenue and is being recognized as revenue in our statements of operations ratably over the estimated remaining development period for this product of five years, or approximately $125,000 per quarter.

5.    Comprehensive Loss

     Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Loss	$(6,909)	$(7,110)	$(18,944)	$(21,221)
Net unrealized gain (loss) on
available-for-sale securities	(388)	334	(825)	(283)

Comprehensive loss	$(7,297)	$(6,776)	$(19,769)	$(21,504)

6.    Basic and Diluted Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the year. Securities that could potentially dilute basic earnings per share in the future, have been excluded from the diluted net loss per share computation because their inclusion would have been anti-dilutive, and were as follows:

	September 30,
	2003	2002
Stock options outstanding	4,424,064	4,273,991
Warrants to purchase common stock	1,222,568	1,324,322

	5,646,632	5,598,313

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

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements about future events and results regarding our drug development programs, clinical trials, receipt of regulatory approval, expense savings and cash burn rate resulting from the implementation of our revised strategic plan, capital needs, intellectual property, and other events. In some cases, you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “intend,” and similar expressions intended to identify these statements as forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that might cause or contribute to such differences include uncertainties and delays in obtaining regulatory approval to proceed with clinical trials or to market products, the occurrence of extraordinary transactions or events and other factors discussed under the caption “Risk Factors” below and elsewhere in this report.

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

     Solving complex biological responses in the developing field of human genetics makes product development challenging; however, we believe that our AAV vectors have the potential to effectively deliver genes that will promote therapeutic responses in patients suffering from many types of diseases. Our efforts are primarily focused on our two lead product candidates. We are conducting a phase I clinical trial for our first lead product candidate, Coagulin-B, for the treatment of hemophilia B, with our collaborators at Stanford, the Children’s Hospital of Philadelphia, and the University of Pittsburgh.

     We have enrolled six subjects in this trial, all of them were treated prior to December 2002.  During the first nine months of 2003, we gathered and analyzed additional interim data from these subjects, with the primary focus on evaluating the cause of the unexpected response from one of the subjects which was reported in December 2002. That subject had demonstrated therapeutic circulating levels of factor IX for approximately four weeks, before experiencing a temporary elevation in the levels of two liver enzymes and a sudden decline in the effectiveness of the Coagulin-B treatment. As a result of this analysis, and after considering any potential health risks to future subjects, we submitted modifications to our clinical trial protocol to the Food and Drug Administration (FDA) to enhance subject monitoring and add dose cohorts. As of September 30, 2003, we had received approval from both the FDA and the Institutional Review Boards at both The Children’s Hospital of Philadelphia and Stanford University Medical Center to resume treating subjects.

     In October 2003, we presented a proposed clinical protocol for our second lead product candidate, AV201, for the treatment of advanced Parkinson’s disease at a meeting of the National Institutes of Health (NIH) Recombinant DNA Advisory Committee (RAC). The RAC is charged with reviewing all human gene transfer clinical trials to be performed in U.S. clinical sites in which NIH funding is involved directly or indirectly, and all protocols that contain unique or novel issues. We incorporated the feedback from the RAC meeting and submitted an investigational new drug (IND) application to the FDA in early November 2003, along with a final plan for a clinical trial for AV201.

     Our other programs include a second hemophilia product candidate for the treatment of hemophilia A, Coagulin-A, which is currently in preclinical development. The timing of any IND submission to the FDA for Coagulin-A will be based on the degree of later stage success of our Coagulin-B trial. We also have a number of other active research programs underway to explore additional potential neurologic, metabolic and cardiac disease targets.

     Since our inception, we have devoted substantially all of our resources to research and development activities. We are a development stage company and have not received any revenue from the sale of products or any significant revenue from collaboration agreements. We do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our source of revenue, if any, for the next several years to consist of payments under collaborative arrangements, government grants, and license fees. We have incurred losses since our inception and expect to continue to incur substantial losses at least over the next several years due to the lack of any substantial revenue and ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our products or ever achieve or sustain product revenues or profitability. At September 30, 2003, we had an accumulated deficit of $125.8 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $105.3 million. We believe that our capital resources at September 30, 2003 will be adequate to fund our current operating needs over the next three to four years.

Critical Accounting Policies

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We believe the following accounting policies to be critical.

Revenue recognition

     Revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements is recognized ratably over the relevant periods specified in the agreements, generally the development phase. This development phase can be defined as a specified period of time, however, in certain cases, the collaborative agreement specifies a development phase that culminates with milestone objectives but does not have a fixed date and requires us to estimate the time period over which to recognize this revenue. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering our past experience with similar objectives, level of effort, and stage of development. If our estimate of the development phase time period increases, the amount of revenue we recognize related to up-front license and technology access fees for a given period would decrease.

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

Valuation of investments in financial instruments

     Investments in financial instruments are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. Our investment portfolio does not include equity securities or derivative financial instruments that could subject us to material market risk; however, we do invest in corporate obligations that subject us to varying levels of credit risk. If the fair value of a financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of these investments may not be fully recoverable, the impairment is considered other-than-temporary. An other-than-temporary decline in fair value of a financial instrument would be subject to write-down with a charge in net loss. The determination of whether a decline in fair value is other-than-temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other-than-temporary declines in value with our investment advisors on a regular basis. For the nine months ended September 30, 2003, we did not have any write down as a result of our determinations that declines in fair value of financial instruments were other-than-temporary.

Impairment of property and equipment

     We have invested significant amounts on construction for improvements to our research and development facilities, with the largest portion of our spending made to modify manufacturing facilities that are intended to comply with requirements of government mandated manufacturing rules for pharmaceutical production. These assets could be subject to write-down for impairment in the event that our facilities are deemed to fail to comply with these government mandated policies and procedures or if the product for which the manufacturing facilities have been constructed do not receive regulatory approval. These assets could also be subject to write-down to the extent that facilities could be idled due to the adoption of operating efficiencies for an other than a temporary period, resulting in excess capacity. The determination of whether an impairment in use is other-than-temporary requires significant judgment, and could have a material effect on our balance sheet and our results of operations. For the nine months ended September 30, 2003, we did not write down the value of any of our property and equipment for impairments in fair value.

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

Results of Operations

Three Months Ended September 30, 2003 and 2002

   Revenue

     Revenue was $140,000 for the three months ended September 30, 2003, compared to $13,000 for the same period in 2002. Revenue for the three months ended September 30, 2003 consisted of $2,000 in royalties, $13,000 in research license origination fees, and the recognition of $125,000 of deferred revenue from the $2.5 million payment received from Bayer in March 2003. This payment from Bayer is being recognized ratably over the estimated remaining development period of our hemophilia B product, which was estimated at five years from the date of the payment, resulting in revenue recognition of $125,000 per quarter beginning with the second quarter of 2003. Revenue for the three months ended September 30, 2002 consisted of $3,000 in royalties and $10,000 in research license origination fees. Research license agreements allow the licensee to make or use products using our patented AAV technologies for research purposes only, and do not allow for the use of our technologies in products for commercial sale. These licenses usually include initiation fees and annual maintenance fees. Royalty revenue is from a single royalty license, which allows for the development, manufacture, use and commercial sale of products using our patented AAV technologies. We entered into this license agreement in July 2000.

     In the event that we enter a phase II/III clinical trial with our Coagulin-B product, we expect to earn additional revenues in connection with our collaboration agreement with Bayer, however, we cannot be certain when or if we will enter a phase II/III clinical trial. We do not expect to earn any other significant revenues for the foreseeable future.

   Research and Development Expenses

     Our research and development expenses totaled $5.6 million for the three months ended September 30, 2003, compared to $6.3 million for the same period in 2002. The decrease was primarily the result of strategic steps we took in the second half of 2002 to focus the work of our research and development organizations on our lead product development programs. This included a reduction in staff in October 2002 and the implementation of other operational efficiencies without limiting our production capabilities. Our staff count dedicated to research and development activities totaled 77 at September 30, 2003 compared to 139 at September 30, 2002, or a decrease of approximately 45%. In addition, during the last 12 months, we have limited our clinical manufacturing schedule to match the immediate needs of our trials and implemented new manufacturing efficiencies that have decreased our consumption and related expense for materials used to produce our AAV vector and to perform our in-house research. As a result of these changes, personnel-related expenses and expenses for materials used to produce our AAV vector and perform our in-house research for the three months ended September 30, 2003 decreased by approximately $725,000 and $650,000, respectively, from the same period in 2002. In addition, research and development expenses for the three months ended September 30, 2003 compared to the same period in 2002 decreased as expenditures to third-party collaborators associated with our clinical trial decreased by approximately $240,000, due to the fact that the last new subject that was treated in our trial was in November 2002, and expenses for consulting services decreased by approximately $215,000, primarily related to validation services for new facilities and other process improvements that were completed in 2002. These aggregate declines in comparable year-over-year research and development expenses were partially offset by higher expenses for services from third-party collaborators associated with our preclinical animal studies of approximately $950,000, primarily related to our work with Parkinson’s disease, and higher depreciation and other facilities-related expenses of approximately $240,000 for the three months ended September 30, 2003 compared to the same period in 2002.

     We expect total research and development spending for the year ending December 31, 2003 to remain below the levels reported for the full year of 2002 due to the benefits from the cost reductions associated with the strategic steps we took in the second half of 2002, as described above, as well as from expected further efficiencies in our vector production processes. We also expect that total research and development spending in 2004 will begin to increase from our 2003 levels as we continue to conduct our hemophilia B clinical trial, which as of September 30, 2003 had received approval from the FDA and clinical site Institutional Review Boards to resume treating subjects, begin a new Parkinson’s Disease clinical trial, which we expect to begin in 2004 once we receive the approval of our IND filing with the FDA, and to the extent we enhance our manufacturing capabilities and expand our research and development programs for additional gene therapy applications.

   General and Administrative Expenses

     General and administrative expenses totaled $2.1 million for each of the three months ended September 30, 2003 and 2002. General and administrative expenses were slightly lower in the third quarter of 2003 compared to the same quarter in 2002 due to lower bonus accruals and decreases in other personnel-related costs of approximately $130,000, which was partially offset by higher patent-related legal fees and facilities-related expenses of approximately $90,000. We expect our general and administrative expenses for the year ending December 31, 2003 to approximate the levels reported for the 2002 year and to remain steady or increase slightly in subsequent years from the 2003 full-year levels.

   Interest Income

     Interest income totaled $699,000 for the three months ended September 30, 2003, down from $1.4 million for the three months ended September 30, 2002. Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt.

     The decrease in interest income for the quarter ended September 30, 2003 as compared to the same period in 2002 was primarily due to the decline in market interest rates between the two periods, as well as the decrease in outstanding cash and securities balances as resources were used to fund our on-going operations.

Nine Months Ended September 30, 2003 and 2002

   Revenue

     Revenue was $298,000 for the nine months ended September 30, 2003 compared to $29,000 for the nine months ended September 30, 2002. Revenue for the 2003 period included the recognition of $250,000 of deferred revenue from the $2.5 million payment received from Bayer in March 2003, as described above. Revenue for the 2003 period also consisted of $7,000 in royalties and $41,000 in new and annual maintenance research license fees. Revenue for the 2002 period consisted of $16,000 in royalties and $13,000 in new and annual maintenance research license fees.

   Research and Development Expenses

     Our research and development expenses totaled $16.0 million for the nine months ended September 30, 2003, compared to $19.5 million for the same period in 2002. The decrease was primarily the result of the strategic steps we took in the second half of 2002, as discussed above, which reduced our staff levels, the reduction in 2003 of our clinical manufacturing schedule to match the immediate needs of our trials, as well as the implementation of operational efficiencies over the last 12 months which have significantly reduced our consumption of materials used to produce our AAV vector. As a result of these changes, personnel-related expenses for the nine months ended September 30, 2003 decreased by approximately $1.9 million from the same period in 2002, and expenses for materials used to produce our AAV vector and to perform our in-house research decreased by approximately $2.1 million for the nine months ended September 30, 2003 compared to the same period in 2002. In addition, research and development expenses for the nine months ended September 30, 2003 decreased due to lower expenditures to third-party collaborators associated with our clinical trial of approximately $340,000, and for consulting services of approximately $840,000 from the same period in 2002. These aggregate declines in year-over-year research and development expenses were partially offset by higher expenses for services from third-party collaborators associated with our preclinical animal studies of approximately $510,000, primarily related to our work with Parkinson’s disease, higher depreciation and other facilities-related expenses of approximately $840,000, and higher costs for severance and relocation expenses, primarily related to executive level positions, of approximately $430,000 for the nine months ended September 30, 2003 as compared to the same period in 2002.

   General and Administrative Expenses

     General and administrative expenses totaled $5.6 million for the nine months ended September 30, 2003, compared to $5.7 million for the same period in 2002. General and administrative expenses were slightly lower in the first nine months of 2003 compared to the same period in 2002 due to decreased litigation-related legal fees of approximately $180,000, primarily related to the settlement of our lawsuit with Research Corporation Technologies, Inc., and decreased personnel-related and facilities related costs of approximately $200,000, partially offset by higher patent-related legal fees and other professional and information services of approximately $280,000.

   Interest Income

     Interest income totaled $2.6 million for the nine months ended September 30, 2003, down from $4.2 million for the nine months ended September 30, 2002. The decrease in interest income was primarily due to the general decline in market interest rates between the two periods, as well as the decrease in outstanding cash and securities balances due to resources having been used to fund our on-going operations.

Research and development expenses

     Our research and development expenses can be divided into two primary functions, costs to support research and preclinical development and costs to support preparation for and implementation of human clinical trials. Research and preclinical development costs include activities associated with general research and exploration, animal studies, production of vector for use by external collaborators in general research and exploration, and development of processes to translate research achievements into commercial scale capabilities. During the nine-month periods ended September 30, 2003 and 2002, our programs in the research and preclinical phase were directed primarily at our targeted potential treatments for hemophilia, Parkinson’s disease and other neurobiological targets. Clinical development costs include activities associated with preparing for regulatory approvals, maintaining regulated and controlled processes, manufacturing vector for use in human clinical trials, and supporting patient enrollment and patient administration within clinical trials. During the nine-month periods ended September 30, 2003 and 2002, our programs in the clinical development phase were directed at our targeted potential treatments for hemophilia B and Parkinson’s disease.

     We estimate that the split in costs associated with these two categories approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Research and preclinical development	$3,765	$3,496	$10,317	$10,933
Clinical development	1,829	2,833	5,668	8,523

Total research and development expenses	$5,594	$6,329	$15,985	$19,456

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

Three Months Ended September 30, 2003 and 2002

     The increase of $268,000 in our research and preclinical development expenses for the three months ended September 30, 2003, compared to the same period in 2002, was primarily due to changes in costs for the following:

•	higher expenditures for services from third-party collaborators associated with our preclinical animal studies of $900,000, primarily related to our work with Parkinson’s disease,
•	lower personnel-related costs of $400,000, primarily reflecting the impact of a staff reduction that occurred in October 2002, and
•	lower materials expenses of $350,000 as a result of decreased consumption of materials from implemented operating efficiencies for the production of our AAV vectors.

     The decrease of $1.0 million in our clinical development expenses for the three months ended September 30, 2003, compared to the same period in 2002, was primarily due to changes in costs for the following:

•	lower personnel-related costs of $300,000, primarily reflecting the impact of a staff reduction that occurred in October 2002,
•

lower materials expenses of $300,000 as a result of decreased consumption of materials due to reductions in our clinical manufacturing schedule to match the needs of our trials and from implementations of manufacturing efficiencies for the production of our AAV vectors,

•	lower expenditures to third-party collaborators associated with treating and monitoring subjects in our clinical trial of $250,000, and
•	lower consulting and validation services expenses of $200,000, primarily related to new facilities and other process improvements completed in 2002.

Nine Months Ended September 30, 2003 and 2002

     The decrease of $617,000 in our research and preclinical development expenses for the nine months ended September 30, 2003, compared to the same period in 2002, was primarily due to changes in costs for the following:

•	lower personnel-related expenses of $900,000, primarily reflecting the impact of a staff reduction that occurred in October 2002,
•	lower materials expenses of $825,000 as a result of decreased consumption of materials from implemented operating efficiencies for the production of our AAV vectors,
•	higher expenditures for services from third-party collaborators associated with our preclinical animal studies of $325,000, primarily related to our work with Parkinson’s disease,
•	higher depreciation and other facilities-related expenses of $400,000, due to new facilities placed in service in the second half of 2002, and
•	higher costs for severance and relocation expenses of $325,000, primarily involving executive level positions.

     The decrease of $2.9 million in our clinical development expenses for the nine months ended September 30, 2003, compared to the same period of 2002, was primarily due to changes in costs for the following:

•	lower personnel-related costs of $1.0 million, primarily reflecting the impact of a staff reduction that occurred in October 2002,
•

lower materials expenses of $1.3 million as a result of decreased consumption of materials due to reductions in our clinical manufacturing schedule to match the needs of our trials and from implementations of manufacturing efficiencies for the production of our AAV vectors,

•	lower expenditures to third-party collaborators associated with treating and monitoring subjects in our clinical trial of $350,000,
•	lower consulting and validation services expenses of $650,000, primarily related to new facilities and other process improvements completed in 2002, and
•	higher depreciation and other facilities-related expenses of $425,000, due to new facilities placed in service in the second half of 2002.

Liquidity and Capital Resources

     Since our inception in 1992, we have funded our operations primarily through public offerings and private placements of our equity securities. Since our initial public offering in May 1996, we have completed private placements and two public offerings of equity securities raising net proceeds of approximately $186.3 million, including a sale of common stock to Bayer AG in February 2001 pursuant to a collaboration agreement that raised net proceeds of $15.0 million. Also, during the period since May 1996, as a result of exercises of warrants and options to purchase our common stock, we raised an additional $13.0 million. The timing of and amounts realized from the exercise of these warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised from exercises of stock options and warrants in past periods should not be considered an indication of additional funds to be raised in the future periods.

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

     At September 30, 2003, we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $105.3 million, compared to approximately $119.2 million at December 31, 2002. At September 30, 2003 and December 31, 2002, $11.9 million and $11.5 million, respectively, was pledged to secure certain long-term liabilities. These long-term liabilities include $10.0 million for our line of credit, $1.5 million for equipment operating leases, and approximately $428,000 for letters of credit that we entered into in May 2003 which serve as security deposits on our building lease. Our restricted investments are reported as a long-term asset and would not be considered a current source of additional liquidity.

     The following are contractual commitments at September 30, 2003 associated with debt obligations, lease obligations, and contractual commitments to fund third-party research (in thousands):

		Payments Due by Period
Contractual Commitment	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving line of credit	$ 8,000	$ —	$ 8,000	$ —	$ —
Operating leases	16,159	2,485	5,256	4,857	3,561
Research funding for third parties	1,567	1,567	—	—	—

Total Contractual Commitments	$25,726	$4,052	$13,256	$4,857	$3,561

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

     During the nine months ended September 30, 2003, net cash used in operating activities was $13.0 million compared to $19.0 million for the same period in 2002. This change in cash used in operating activities between the two periods was primarily due to the lower net loss of $18.9 million in 2003 compared to the $21.2 million in 2002, the receipt of a $2.5 million payment from Bayer Corporation in March 2003 which was recorded as deferred revenue, and higher payables of $491,000 due to the increase in preclinical animal studies.

     During the nine months ended September 30, 2003, $11.2 million and $168,000 was provided by investing and financing activities, respectively. The cash provided by investing activities consisted of maturities, net of purchases, of available-for-sale securities of $11.9 million, offset in part by purchases of property and equipment of $309,000 and increases in restricted investments of $428,000. The cash provided by financing activities consisted of proceeds from the exercise of stock options and warrants during the year.

     During the nine months ended September 30, 2002, $12.8 million and $826,000 was provided by investing and financing activities, respectively. The cash provided by investing activities consisted of maturities, net of purchases, of available-for-sale securities of $19.1 million, offset in part by purchases of property and equipment of $4.8 million for research and development facilities that were completed near the end of 2002 and increases in restricted investments of $1.5 million. The cash provided by financing activities consisted of proceeds from the exercise of stock options and warrants during the year.

     We believe we will continue to require substantial additional funding in order to complete the clinical and research and development activities currently contemplated and to commercialize our proposed products. We believe that our capital resources at September 30, 2003 will be adequate to fund our current operating needs over the next three to four years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

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

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales or any significant revenues from collaboration agreements. As of September 30, 2003, we had an accumulated deficit of $125.8 million. Developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully complete development of our proposed products, obtain required regulatory approvals and manufacture and market our products directly or through business partners.

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

The success of our technology in animal models does not guarantee that the same results will be replicated in humans

     Even though our product candidates have shown successful results in mouse, dog, and non-human primate models, animals are different than humans and results in animal models may not be replicated in our clinical trials with humans. For example, while the results of our gene therapy treatment for hemophilia B were favorable and demonstrated sustained long-term expression in both dogs and mice for multiple years, one human subject who demonstrated therapeutic levels of circulating factor IX when given a comparable dose size to that used in the successful animal studies was not able to sustain steady factor IX expression beyond five weeks. In addition, this human subject experienced a mild, temporary elevation of two liver enzymes, which was not seen in any of the animal models. Consequently, you should not rely on the results in any of our animal models as being predictive of the results that we will see in our clinical trials with humans.

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

We may need to secure additional financing to complete the development and commercialization of our products

     We anticipate that our existing capital resources as of September 30, 2003, will be adequate to fund our needs for at least the next three to four years. However, we may require additional funding to complete the research and development activities currently contemplated and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

Our stock price is volatile, and as a result investing in our common stock is very risky

     From September 30, 2001 to October 31, 2003, our stock price has fluctuated between a range of $14.77 and $2.75 per share. We believe that various factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose us to other market risks. None of our investments are held for trading purposes. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting our investments to high quality issuers and highly liquid instruments with effective maturities of less than three years, and an average aggregate portfolio duration of approximately one year. Our entire portfolio is classified as available-for-sale and, as of September 30, 2003, consisted of approximately 92% fixed-rate securities and 8% variable-rate securities.

     We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their September 30, 2003 levels, we estimate that the fair value of our securities portfolio would decline by approximately $1.2 million. Our estimated exposure at September 30, 2003 is lower than our estimated $1.3 million exposure at December 31, 2002 due to the reduction is size of our overall portfolio, and is lower than our estimated $1.8 million exposure at December 31, 2001 due to the reduction in size of the overall portfolio and the reduction in average aggregate duration of the instruments. The modeling technique used measures duration risk sensitivity to estimate the potential change in fair value arising from an immediate hypothetical shift in market rates and quantifies the ending fair market value including principal and accrued interest.

     Our long-term debt includes a $10.0 million revolving line of credit due September 1, 2005, of which we have drawn down $8.0 million in cash that will need to be repaid. Interest charged on the borrowing is based on LIBOR and is reset in three-month increments based on the date of each original drawdown. As of September 30, 2003, the average annual rate of interest charged on the borrowing was approximately 2.72%.

Item 4.     Controls and Procedures

     Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003 and concluded that they were effective to provide a reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

     Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of October 31, 2003, we were not involved in any material legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds

On August 15, 2003, Avigen issued a total of 34,244 shares of its common stock at an aggregate purchase price of $88,769 upon the exercise of warrants previously sold in a private placement. These shares were issued to Union d’etudes et d’investissement in reliance on Section 4(2) under the Securities Act, in that they were issued to the original purchaser of the warrants. These purchaser represented, in connection with such purchase of the warrants, that they were accredited investors as defined in the Regulation D under the Securities Act.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved our recurring engagements of Ernst & Young LLP for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with such filings; (2) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission; and (3) advice in preparing for the internal control documentation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

______________________________________

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
**

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (Commission file number 0-28272), as filed with the SEC on September 27, 2000.

(b) Reports on Form 8-K

     On July 30, 2003, we filed a current report on Form 8-K to furnish the announcement of our financial results for the second quarter of fiscal year 2003, which announcement included our consolidated statements of operations and consolidated balance sheets for the period.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   AVIGEN, INC.

Date: November 6, 2003	By:	/s/ JOHN MONAHAN

John Monahan Chief Executive Officer and President
Date: November 6, 2003	By:	/s/ THOMAS J. PAULSON

Thomas J. Paulson Vice President Finance, Chief Financial and Accounting Officer, and Secretary

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
4.1*	Specimen Common Stock Certificate
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________________

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
**

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (Commission file number 0-28272), as filed with the SEC on September 27, 2000.