Form 10-K
period 2003-12-31
AVIGEN INC \DE
filed 2004-03-15
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________to __________.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $60,080,000 based upon the closing sale price of the registrant’s Common Stock as reported on the NASDAQ National Market on such date(1).

The number of outstanding shares of the registrant’s Common Stock as of March 1, 2004, was 20,353,387 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

(1)	Excludes approximately 3,900,000 shares of the registrant’s Common Stock held by directors and executive officers of the registrant, and by each person known by the registrant to own 5% or more of the registrant’s outstanding Common Stock at June 30, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to:

•	the potential of our product development programs, including Coagulin-B for hemophilia and AV201 for Parkinson’s disease;

•	our anticipation of receiving clearance to begin our AV201 trial;

•	our intention to submit an IND to the FDA regarding our AV333 potential product;

•	our expectations as to when we will file investigational new drug applications for our other product candidates currently in preclinical development;

•	our expectations with respect to the clinical development of our product candidates, our clinical trials and the regulatory approval process;

•	our expectations as to the various products that we are developing;

•	our expectations relating to our selection of additional disease targets;

•	our expectations with regard to our future operational and manufacturing capabilities;

•	our estimates regarding our capital requirements, how long our current capital resources will last, and our needs for additional financing; and

•	our expectations related to licensing opportunities for products and intellectual property.

We have identified these forward-looking statements by using terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions which imply that the statements relate to future events or expectations. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors,” in Item 1 below. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K.

You should read this Form 10-K and the documents that we incorporate by reference completely and with the understanding that our actual future results may be materially different from what we currently expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business

Overview

Avigen focuses on the development of pharmaceutical products for the treatment of serious and chronic hematological and neurological diseases. We have developed proprietary DNA-based drug delivery technologies, including our proprietary gene-delivery platform based on adeno-associated virus (AAV) vectors. We are using our DNA-based drug delivery technologies to develop products designed to treat hematological and neurological diseases that are difficult to treat using conventional pharmaceutical drugs. Our most advanced product development programs are designed to utilize our AAV vector technology to deliver DNA into the cells of patients in order to generate the expression of therapeutic proteins to treat hemophilia and Parkinson’s disease.

We are also applying our experience with hematological and neurological diseases in an effort to develop additional potential products. In 2003, we initiated a preclinical development program to treat neuropathic pain. The product candidate we are developing for the treatment of neuropathic pain is designed to utilize our non-viral DNA delivery system in order to deliver small amounts of therapeutic proteins to a localized part of the body for a short period of time.

Avigen, Inc. is a Delaware corporation that was incorporated on October 22, 1992 and is based in the San Francisco Bay Area.

Company Strategy and Highlights

Our strategy is to focus on hematological and neurological diseases that are not adequately addressed by current pharmaceutical and surgical treatments and to develop therapies with improved safety, convenience, and efficacy. We select our product development programs based on a combination of internal research and external collaborations. We select these product candidates from targets in medical fields we believe compliment our scientific expertise and offer us potential commercialization opportunities appropriate for a company of our size and financial resources. Some factors that impact our selection decisions include potential market size and the estimated population size, duration, and cost of anticipated clinical trials. In this manner, we may also evaluate opportunities for the acquisition of compounds to develop conventional pharmaceutical drugs within our areas of expertise that have previously undergone target optimization and preclinical development.

In 2003, we completed an internal reorganization in order to position ourselves to be able to transition promising research projects into viable preclinical candidates for human clinical trials more efficiently. In so doing, we advanced our potential product for the treatment of Parkinson’s disease by filing an investigational new drug (IND) application with the Food and Drug Administration (FDA) and restarted our clinical trial of Coagulin-B for the treatment of hemophilia B, which had been suspended for much of the year while we modified our protocol to address an unexpected response observed in a trial participant in December 2002. In addition to the continued development of our core programs, we accelerated the development of a new preclinical candidate for the treatment of neuropathic pain, we strengthened our management team and our intellectual property portfolio, we continued to make significant advances in the development of our AAV vector and non-viral DNA-based drug delivery technologies, and we enhanced our understanding of how our product candidates that utilize these delivery technologies interact with the human immune system. Research and commercial collaborations are a key component to all of our current product development programs.

We are actively enrolling subjects in our ongoing clinical trial for Coagulin-B. In September 2003, this clinical trial for Coagulin-B for the treatment of hemophilia was approved to resume enrollment by both the FDA and the institutional review boards (IRBs) of our clinical sites. Coagulin-B is our first clinical candidate and is a DNA-based drug used to deliver the gene for factor IX, which is deficient in patients with this blood clotting disorder. Our preclinical studies, in which hemophilia B dogs were treated with the gene for factor IX, demonstrated that we could produce sustained levels of protein in dogs sufficient to completely reverse their bleeding disorder. Through December 2003, we had treated six subjects in our phase I clinical trial in which we delivered Coagulin-B directly to the liver. In late 2002, we achieved factor IX levels in a human subject that were similar to those observed in preclinical animal models and were sufficient to reverse the bleeding disorder. The trial was placed on hold when the subject experienced a temporary elevation in the levels of two liver enzymes, a result not observed in the animal models, and simultaneously experienced a decrease in factor IX levels to below the expected beneficial threshold. During this time, all other liver function tests were normal and the subject reported no other symptoms and continued to feel healthy.

In November 2003, we filed an IND for our second clinical candidate AV201 for the treatment of advanced Parkinson’s disease. Parkinson’s disease is a devastating neurodegenerative condition characterized by compromised motor skills, uncontrolled movements, and tremors. AV201 is a DNA-based drug designed to deliver the gene for aromatic amino acid decarboxylase, or AADC. Primate models of Parkinson’s disease have demonstrated a dose-dependent improvement of symptoms after treatment with AV201. There is no guarantee, however, that similar results will be obtained in humans. We have completed the manufacture of the drug needed for the trial and continue to move forward with other preparatory work in anticipation of receiving clearance to begin the trial.

In 2003, we expanded our development pipeline by initiating preclinical development of AV333 for the treatment of chronic neuropathic pain. AV333 is a DNA-based drug designed to deliver the gene for interleukin-10 (IL-10), an anti-inflammatory protein that has been shown to be effective in treating neuropathic pain in established animal models. There is no guarantee, however, that similar results will be obtained in humans. In 2003, we exclusively licensed intellectual property rights for the treatment of neuropathic pain with IL-10. Pending the results of additional efficacy and toxicology studies, we intend to submit an IND to the FDA in order to initiate a clinical trial.

In 2003, we expanded the use of our DNA-based drug delivery platform through the use of our non-viral DNA delivery technologies for our AV333 product candidate. Like our AAV vectors, our non-viral DNA delivery system is designed to transfer potentially therapeutic DNA to a patient’s cells. However, non-viral DNA differs from our AAV vectors in that it is designed to deliver small amounts of protein to isolated and localized parts of the body. Our use of non-viral DNA is a natural extension of our core AAV technology, which requires the production of non-viral DNA as an intermediate step in the manufacture of AAV vectors.

Finally, in the last year, we supplemented the strong hematology experience of our management team, led by Dr. Glenn Pierce, with the addition of experienced senior members to our neurobiology team. Dr. Dawn McGuire, a board-certified neurologist with extensive experience in neurotherapeutic drug development, was hired as our Chief Medical Officer. Dr. Kirk Johnson also joined the management team as Associate Vice President to head our Preclinical Development department. We expect that Dr. Johnson’s expertise in pharmacology and toxicology will significantly enhance our ability to transition drugs from preclinical to clinical development stages. Dr. Pierce has extensive experience with DNA-based drug delivery and has exhibited strong leadership skills with research and clinical development. We believe this diverse but complimentary senior management team will allow us to tackle a broader range of pharmaceutical product targets and improve the overall quality and speed of our drug development efforts. In March 2004, Kenneth Chahine was appointed as our Chief Executive Officer, President and a director following the resignation of John Monahan from these positions. Dr. Chahine previously served as our Chief Operating Officer since July 2002.

Product Development Programs

Our current product development programs, which have progressed beyond early research stages, are:

Program	Disease	Protein/Enzyme	Target Cell	Status
Hematology	Hemophilia B	Factor IX	Liver	Phase I
Neurology	Parkinson’s disease	Aromatic amino acid decarboxylase	Brain	IND filed
Neurology	Neuropathic pain	Interleukin-10	Intrathecal space surrounding the spinal cord	Preclinical
Hematology	Hemophilia A	Factor VIII	Liver	Preclinical

Hemophilia

The Disease

Hemophilia is an inherited blood clotting disorder characterized by the reduction or absence of a clotting factor. There are two major forms of hemophilia: hemophilia B, in which patients are deficient in the factor IX protein, and hemophilia A, in which patients are deficient in the factor VIII protein.

Due to the inability to produce sustained levels of factor VIII or factor IX in the body, patients with hemophilia can experience frequent internal bleedings during the course of normal daily activities. Currently, patients in developed countries with a severe form of the disease, inject themselves with factor VIII or factor IX several times a week in response to these bleeding episodes.

Unmet Medical Need — hemophilia B

Over the last 25 years, researchers have established that sustained levels of circulating factor IX protein equivalent to only 1% of the normal level found in humans confers a significant benefit to patients diagnosed with hemophilia B by reducing the frequency of spontaneous bleeding episodes. Researchers have also shown that elevation of the levels of factor IX protein to 3% to 5% of the normal level found in humans will significantly reduce the patient’s reliance on replacement injections of factor IX and greatly improve the patient’s quality of life and decrease associated complications.

Current protein replacement therapy can be effective, but has significant limitations:

•	Protein injections do not provide a constant and sustained level of circulating protein; rather, they provide only temporary relief and when protein breaks down after a few days, the bleeding recurs.

•	Administration requires two to three intravenous injections per week for patients on prophylactic treatment.

•	Recurring internal bleeding episodes typically take place in the joints and soft tissue, frequently resulting in crippling muscle, bone, and joint problems. Patients also are at risk for permanent disability or death from brain hemorrhage or other catastrophic bleeding.

•	When blood-derived replacement therapy is used there is a small risk of blood-transmitted viral infection.

Coagulin-B

Our Coagulin-B product candidate was designed to address the shortcomings of protein replacement therapy. Coagulin-B is a DNA-based drug designed to deliver the gene for factor IX via a catheter into the patient’s liver, the organ normally responsible for producing factor IX in the body. Once in the liver cells, Coagulin-B is designed to cause the gene for factor IX to be used by those cells to continuously produce quantities of factor IX protein sufficient for clotting blood.

If effective, this treatment would:

•	Deliver therapeutic levels of factor IX protein into the blood of treated patients over a prolonged period.

•	Reduce or eliminate weekly injections.

•	Produce stable levels of factor IX that are intended to reduce or eliminate bleeding in the joints and soft tissue. This would reduce the crippling effects of the disease and prevent the fatal bleeds that can occur in the central nervous system.

•	Reduce the indirect costs associated with joint replacement and care.

Market for Hemophilia Treatment

According to data published by the National Hemophilia Foundation, hemophilia B affects approximately one in every 30,000 males worldwide, afflicting an estimated 10,000 to 15,000 individuals in developed countries. It is estimated that 40% to 50% of those affected with either form of hemophilia have a severe form of the disease. According to this data, the average annual amount spent for currently available factor IX protein by patients suffering from hemophilia B, exceeds $100,000 per year. Based on this information, we believe that the current market for providing recombinant protein factor IX to patients in developed countries, who have a severe form of the disease, exceeds $400 million per year. In addition, because protein therapy is often ineffective in preventing muscle, bone, or joint damage, patients may also require an additional $100,000 to $150,000 in indirect medical care each time surgery is required.

This same published data estimates that hemophilia A affects approximately one in every 10,000 males worldwide, afflicting approximately 40,000 to 50,000 individuals in developed countries. Like factor IX, the estimated average cost of currently available replacement protein factor VIII exceeds $100,000 per year per patient. Based on this information, we believe the current market for providing protein factor VIII to patients in developed countries, who have a severe form of the disease exceeds $2 billion per year. Because the protein therapy has not proven effective in preventing musculoskeletal damage, indirect costs of medical care are also estimated to cost hemophilia A patients an additional $100,000 to $150,000 each time surgery is required.

Preclinical Studies

We have demonstrated long-term expression of the clotting factors in dog models with a single injection of our AAV vectors containing the gene for either factor IX or VIII. In studies with hemophilic dogs, we have achieved levels of factor IX from 5% to 15% and levels of factor VIII of between 1.5% and 2.5% of normal. Hemophilic dogs treated with AAV, including the first dog treated more than 5 years ago, continue to express therapeutic and stable levels of factor IX and factor VIII. Additional species, including mice, rats, rabbits and non-human primates have also exhibited long term and stable expression of therapeutic levels of factor IX protein over periods ranging from months to years.

The success of our technology in animal models, however, does not mean that we will be able to obtain the same results in humans. Animals are different than humans and we have encountered difficulties in our clinical trials with humans that we did not encounter in our dog models. For example, the one human subject who demonstrated therapeutic levels of circulating factor IX when given a comparable dose size to that used in the successful dog studies was not able to sustain steady factor IX expression beyond five weeks and developed other complications not experienced by the dogs. See “Clinical Trial Update” and “Risk Factors—The success of our technology in animal models does not guarantee that the same results will be replicated in humans” below.

Clinical Trial Update

We have been actively enrolling subjects in our Coagulin-B phase I study since receiving approval from both the FDA and the IRBs of our clinical sites to resume treating patients in September 2003. In December 2002, our Coagulin-B phase I study was put on hold due to an unexpected response observed in a trial participant. Prior to December 2002, six subjects with severe hemophilia B were treated in our phase I study with administration of Coagulin-B directly into the liver. The first four subjects had received relatively lower doses of the DNA drug. All of these subjects tolerated the procedures well and showed no side effects or drug-related toxicity. None of the first four subjects exhibited consistent levels of factor IX above 1.0% of normal, however. Subjects five and six received a higher dose, which was predicted to have a therapeutic effect based on the results of our preclinical animal studies. Both of these subjects tolerated the procedures well, with subject five exhibiting measurable levels of circulating factor IX in excess of 10% of the normal level found in humans for approximately four weeks after gene transfer. In week four, subject five experienced a temporary elevation in the levels of two liver enzymes, at which point the circulating levels of factor IX began to decline rapidly. During this time, all other liver function tests were normal and the subject reported no other symptoms and reported feeling healthy. The temporary elevation of liver enzymes reversed naturally without further medical intervention. Subject six exhibited much lower levels of circulating factor IX for a few weeks. Subject six did not experience an elevation in the levels of his liver enzymes.

In December 2002, we suspended enrollment of additional subjects in our phase I study in order to gather additional data from the current study participants and to evaluate the cause of the temporary elevation of liver enzymes, its potential connection to the decline in effectiveness of our proposed Coagulin-B treatment, and any potential health risks to future subjects. Relying on four years of safety data, covering multiple nonclinical studies in mice, rats, rabbits, dogs, and non-human primates, and 13 human subjects in two phase I clinical trials using our AAV vector gene delivery technology, we submitted modifications to our clinical trial protocol to the FDA in early 2003.

In September 2003, we were approved to resume enrollment of subjects by the FDA and the IRBs of our clinical sites, at a dose that, while still predicted to be therapeutic based on our preclinical studies, is lower than the dose at which the elevated liver enzymes were observed. If subjects at this dose do not exhibit an elevation of liver enzymes or other side effects, we will resume treatment of subjects at the previous higher dose.

Challenges

Although Coagulin-B is in clinical trials, it is still in a development stage. As a result, we continue to face challenges in the development of our Coagulin-B product candidate, including unexpected responses that have caused the performance of Coagulin-B in humans to differ from that which we observed in preclinical animal models. While these unexpected responses have not threatened the health of the subjects participating in our clinical trial, they have raised issues regarding the effectiveness and expected performance of Coagulin-B in humans. Since these responses have proven difficult to replicate in animal models, we do not fully understand why we have observed these unexpected responses. In order to improve our understanding of the factors that have lead to these responses, we will need to treat additional subjects. We continue to evaluate data from all subjects treated in this clinical trial with regard to the impact of the human immune system on the effectiveness of the Coagulin-B treatment. The results of this evaluation may require us to make additional modifications to our Coagulin-B clinical trial protocol, which would require additional regulatory reviews and approvals by the FDA and the IRBs of our clinical sites. In addition, the challenges and delays we have experienced to date have impacted subject recruitment and our ability to schedule subject treatments in a timely manner. We expect this clinical trial to continue to be impacted by these challenges, as well as other challenges we face discussed in “Risk Factors” below.

Parkinson’s Disease

The Disease

Parkinson’s disease is the second most common neurodegenerative disease after Alzheimer’s disease. Parkinson’s disease affects an estimated 2.5 million people in developed countries worldwide. Primary features of Parkinson’s disease include tremor, gait difficulty, postural instability, and rigidity. Parkinson’s disease results from a decrease in the levels of dopamine, a neurotransmitter, required in the brain for normal voluntary movement.

Dopamine, produced in a region of the brain called the substantia nigra and released to another region of the brain called the striatum, is required for normal movement. In patients who suffer from Parkinson’s disease, by the time the disease becomes clinically apparent, about 80% of the cells in the substantia nigra are estimated to have died or have degenerated by a mechanism that is not yet understood. As these cells continue to die, the signs and symptoms of the disease become more difficult to manage with current drug therapies, and the quality of life becomes severely compromised.

Unmet Medical Need

The primary treatment for Parkinson’s disease is an oral administration of L-dopa, a dopamine precursor, which can be converted into dopamine in the substantia nigra by the enzyme aromatic amino acid decarboxylase, or AADC. Dopamine itself cannot be used to treat Parkinson’s disease because it cannot pass through the blood brain barrier. Early in the development of the disease, orally-administered L-dopa/carbidopa is able to restore dopamine levels required for normal movement.

However, as the disease progresses, the remaining cells of the substantia nigra continue to die. This continued neurodegeneration results in a deficiency of AADC which is required to convert the orally administered L-dopa to dopamine to achieve therapeutic benefit. Over a period of approximately 5 to 10 years from the onset of Parkinson’s disease, the required doses of L-dopa must be regularly increased from about 0.3 gram per day to about 1 gram per day in order to achieve a therapeutic benefit. Higher doses of L-dopa increase the risk of debilitating side-effects, including severe uncontrolled movements, or dyskinesias. In later stages, Parkinson’s disease becomes a condition without any satisfactory treatment for the majority of people afflicted.

AV201

We designed our AV201 product candidate to restore the effectiveness of L-dopa as a therapy for Parkinson’s disease. AV201 is a DNA-based drug that encodes the gene for human AADC. AV201 is surgically delivered using a proprietary delivery method to the healthy striatum in the brain where dopamine is needed. By restoring the levels of the enzyme AADC, AV201 restores the effectiveness of L-dopa. Since AADC cannot make dopamine in the absence of orally-administered L-dopa, the activity and therapeutic effect of AV201 can potentially be manipulated by a patient and physician by regulating the amount of oral L-dopa administered.

Another appealing characteristic of AV201 is the ability of physicians to non-invasively monitor a patient’s production of AADC after surgery. We have demonstrated that using a technique known as positron emission tomography (PET), the production of AADC can be measured by the strength of a fluorescent signal that it emitted when AADC interacts with an L-dopa analog.

Market for Parkinson’s Disease Treatment

Parkinson’s disease affects an estimated 2.5 million people in developed countries according to prevalence rates from epidemiologic studies and World Health Organization population data. Based on information obtained from industry reports, we believe that the current amount spent on drugs to treat Parkinson’s disease worldwide is approximately $1 billion per year. Approximately 50% of this market represents sales of L-dopa in various formulations. The cost of the disease increases as it progresses, both due to the need for increasing doses of therapeutic drugs, and because of an increasing need for assistance in performing activities of daily living. In 1999, a French study reported that drug costs were estimated to represent only 22% of the total costs for patients with Parkinson’s disease, and that half of the patients in the study reported requiring help to perform daily living activities.

Preclinical Studies

Our preclinical rodent and primate data suggest that AV201 is a promising treatment for advanced Parkinson’s disease. Like human patients, rodent and primate models of advanced Parkinson’s disease have few functional cells in the substantia nigra and fail to respond to L-dopa therapy.

When treated with AV201, rodent and primate models have displayed:

•	a dose dependent increase in AADC activity as measured by PET,

•	a decrease in the requirement for oral L-dopa, and

•	a significant improvement in motor skills and Parkinson’s symptoms.

Several primates treated more than three years ago continue to show constant levels of AADC production as measured by PET and a decrease in Parkinsonian disease characteristics. The success of our technology in animal models, however, does not mean that we will be able to obtain the same results in humans. See “Risk Factors—The success of our technology in animal models does not guarantee that the same results will be replicated in humans” below.

Clinical Trial

On November 5, 2003 we filed an IND with the FDA seeking approval to initiate a phase I dose-escalating clinical trial to assess the safety of AV201. We are currently responding to a request for more information from the FDA. Drug manufacture for the trial has been completed, and other preparatory work continues to move forward in anticipation of receiving clearance to begin the trial.

Chronic Neuropathic Pain

The Disease

Pain is generally classified into two categories: nociceptive pain and neuropathic pain. Nociceptive pain describes a normal pain in response to an injury to the body. Nociceptive pain is acute, usually localized, and warns of existing or impending tissue injury. Neuropathic pain, in contrast, is pain that is initiated or caused by direct damage or other insult to a nerve, often spreads to other areas of the body, and persists long after the time of the initial injury.

Neuropathic pain can be caused by many different insults and diseases including cancer, nerve damage caused by diabetes or chemotherapeutic agents, amputation, and viral infections such as herpes zoster (which causes shingles) and HIV. Many of the diseases that can lead to neuropathic pain are long lasting, thereby resulting in a chronic pain condition.

Neuropathic pain can present an aching, burning or sharply cutting sensation. Patients have reported that simple tasks, such as putting on socks, can be excruciatingly painful and that normal tactile sensations, like a light breath, can cause a skin burning sensation. Severe, spontaneous pain, in the absence of any stimulus, is also commonly reported.

Unmet Medical Need

Patients with neuropathic pain are under-served, despite a common understanding among researchers in the field of the pathophysiology and molecular biology of the condition. Drugs including gabapentin (Neurontin), lidocaine patch (Lidoderm), tramadol (Ultram), antiepileptics, and tricyclic antidepressants are generally successful in approximately one-third of patients, about one-third of the time. Other patients, with severe neuropathic pain, rely on oral or injected opioids for pain relief, such as morphine, but these opioid therapies typically require substantial dose increases over time, and patients endure side effects such as sedation, cognitive impairment, severe constipation, itching and edema. Addiction is also a major concern for both the patient and the treating physician, as is the stigma of using narcotics.

AV333

Traditionally, development of treatments for neuropathic pain have focused on drugs that interact directly with neural cells. However, the theory that neurons are solely responsible for promoting and maintaining the pain state cannot adequately explain several types of pain states such as:

•	pain in the absence of direct nerve injury such as a viral infection;

•	extra-territorial pain or pain distant from any insult to a nerve;

•	mirror-image pain or pain that is perceived not only in the affected tissue, but also in the corresponding part of the healthy side of the body; and

•	phantom limb pain or pain located in an appendage that no longer exists due to amputation.

Mounting evidence supports the theory that other cells in the nervous system called glia cells may hold the key to neuropathic pain. Glia cells make up 70% to 80% of the cells in the nervous system and play numerous roles in maintaining the stability of the normal functions of the nervous system.

Data from our collaborators demonstrate that glia cells release proteins that promote and maintain an inflammatory state following nerve insult. Such an inflammatory state can cause adjacent neurons to send pain signals to the brain in the absence of any actual or ongoing injury.

AV333 is a DNA-based drug that may address shortcomings of current neuropathic pain treatments. AV333 is based on our non-viral DNA delivery system and carries the gene for interleukin-10 (IL-10). IL-10 is a naturally occurring protein with powerful anti-inflammatory properties.

Clinically, AV333 is designed to be delivered intrathecally (into the fluid surrounding the spinal cord) near the glial and nerve cells responsible for transmitting the pain signal. Potentially, IL-10 would be produced by these or by neighboring cells and shut down the inflammatory process that is promoting or maintaining the pain state.

Market for Neuropathic Pain Treatment

According to the International Association for the Study of Pain and other sources, pain accounts for over 70 million office visits per year in the United States. An American Pain Society study in 1999 found that over 50% of individuals with chronic, non-cancer-related pain classify their pain as severe or very severe, and that fewer than half of these feel that their pain is adequately controlled by currently available medication. Over 600,000 patients with diabetic neuropathy, 500,000 patients with post-herpetic neuralgia (shingles), 300,000 cancer patients, 100,000 patients with spinal cord injuries and another 200,000 with complex regional pain syndrome, multiple sclerosis, phantom pain, stroke and HIV suffer neuropathic pain. In 2002, sales of oral opioids were estimated to exceed $2 billion and in 2003, sales of Gabapentin, prescribed for both moderate neuropathic pain and for epilepsy, were estimated to exceed $2.7 billion.

Preclinical Data

In a commonly used rat model of neuropathic pain, intrathecal administration of IL-10-encoding plasmid DNA exhibited good reversal of chronic neuropathic pain for over a month. The unique profile observed represents both the impetus and foundation for seriously considering AV333 as a pharmaceutical for neuropathic pain. The success of our technology in animal models, however, does not mean that we will be able to obtain the same results in humans. See “Risk Factors—The success of our technology in animal models does not guarantee that the same results will be replicated in humans” below.

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

Research and Development Expenses

We incurred research and development expenses of approximately $21.8 million and $24.8 million in fiscal 2003 and 2002, respectively, and $11.5 million for the six months ended December 31, 2001, and $17.0 million for the fiscal year ended June 30, 2001. Of these amounts, we received $86,000 in reimbursements from a research grant for the fiscal year ended June 30, 2001, and reported such receipts as revenue on our statements of operations. No reimbursements by third parties were received for the years ended December 31, 2003 and 2002, or the six months ended December 31, 2001, and we are not currently a party to any collaborative agreements that would reimburse any future research and development expenses by a third party.

DNA-Based Drugs

Many serious human diseases are caused by the absence or malfunction of proteins. Genes control the production of these proteins. There are generally two approaches for making proteins: protein-based drugs and DNA-based drugs.

Protein-based drugs are administered to patients by intravenous or subcutaneous injection. While protein-based drugs are in many cases extremely effective, they have several shortcomings. Diseases caused by chronic protein deficiencies, such as anemia, hemophilia, diabetes and most metabolic conditions, require prolonged and steady maintenance of protein levels, which in turn requires frequent injections. Even then the proteins are not usually present at their optimal level, but rather fluctuate considerably above and below their ideal therapeutic levels. In addition, proteins injected intravenously cannot access the central nervous system and therefore have limited use in treating diseases such as Parkinson’s disease and neuropathic pain.

DNA-based drugs deliver the gene, not the protein. As a result, the patient’s own cells make the protein. This affords the ability to produce an appropriate level of a therapeutic protein over a prolonged period, which would free patients from frequent injections as well as address diseases currently untreatable with protein replacement therapies such as many neurological disorders. In addition, by producing steady protein expression, DNA-based drugs would modulate the fluctuations in protein levels. We are not aware of any DNA-based drugs that have received regulatory approval for commercial sale in the United States.

Adeno-Associated Virus Vectors

AAV comprises DNA encapsulated or packaged in a protein shell. To convert AAV into a pharmaceutical drug, we take advantage of the virus’ protein shell which has evolved to efficiently deliver genes to cells, but replace the virus’ normal DNA with a therapeutic gene of interest. This altered or recombinant virus is called a vector. The AAV vector is now designed to be used to efficiently transfer the therapeutic DNA to the patient’s own cells where it can be used as a template to make continuous levels of therapeutic protein.

AAV is unique from other viral vector-based systems in several regards:

•	Safety—The AAV virus has never been associated with any human disease. More than 80% of the population has been exposed to AAV.

•	Efficiency—AAV is very efficient at getting into cells.

•	Potential for prolonged, high-level gene expression — Genes delivered in AAV vectors have demonstrated stable, high-level expression for months to years in many animal models.

•	Versatility—AAV is designed to deliver many different genes (more than 30 to date in animal studies) to a wide range of cell types including muscle, liver, central nervous system, and skin.

•	Stability—AAV vector is stable under a wide range of conditions which should simplify manufacturing, storage and handling of the final product.

Non-Viral DNA

Non-viral DNA is DNA that is not encapsulated or packaged in a protein shell. Non-viral DNA is very safe and stable, but is less efficient than AAV at entering cells, produces smaller amounts of protein and results in short-lived expression of the therapeutic gene. These differences make non-viral DNA useful when only a small amount of protein is required for a period of weeks or months. Non-viral vectors can typically be readministered if longer expression is required.

AAV Vector Manufacturing

We believe our current manufacturing facility has the capacity to manufacture sufficient quantities of our AAV vectors, in compliance with current good manufacturing practices (cGMP), to support our research efforts, our clinical trials and the commercial launch of Coagulin-B.

In 2003, we made significant progress towards improving our AAV vector manufacturing capabilities. In addition to successfully manufacturing clinical grade drug for our Parkinson’s disease clinical trial, we improved our vector manufacturing productivity, large-scale manufacturing and purification technology and sterile-fill capability.

We currently produce our AAV vectors with a proprietary process called DNA transfection. In DNA transfection, the DNA templates necessary to produce a functional AAV vector are transiently transferred to a cell in culture.

We believe that transfection offers many advantages over other methods of making AAV:

•	Helper virus free—no live human pathogenic virus (e.g., adenovirus or herpes virus) is used in the manufacturing process.

•	High-titer—more vector production per cell than that of other manufacturing methods.

•	Flexibility—also allows us to develop new vectors quickly and easily.

•	Scaleable—other helper viruses need not be produced for large scale manufacturing.

AAV Purification

We currently have the capability to purify AAV vectors using either density centrifugation or chromatographic means.

Density centrifugation separates the virus by its density compared to other impurities such as cell debris. While the scalability of this purification method is limited, compared to classic column chromatographic techniques, it offers several advantages to early product development. Most significantly, it allows us to purify multiple AAVs or serotypes which are closely related, but not identical, to our clinical product.

Chromatographic purification separates the virus by its ability to bind to certain chemicals versus other impurities including cell debris and unpackaged DNA. Once a product has progressed through preclinical development and initial phase I clinical testing, using chromatorgraphic techniques is preferred. Avigen has developed chromatographic purification methods which allow us to purify commercial quantities of AAV vector.

We have designed and constructed our manufacturing facilities to accommodate large-scale vector production, as well as to meet the requirements of government mandated policies for pharmaceutical manufacturing, known as current good manufacturing practices (cGMPs). All of our facilities and long-lived assets are located in the United States. Our production process is inherently scalable by increasing the number of roller bottles per production run. We use automated robotic equipment to manipulate the roller bottles in a clean environment to maintain the purity and consistency of the vector product.

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

We also use certain hazardous materials, chemicals, biological materials, and various radioactive compounds in our research and development activities, which make us subject to a number of environmental laws and regulations, including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and the Resource Conservation and Recovery Act. We do not believe that our current level of use of these controlled substances will require any material capital expenditures for environmental control facilities for the next few years. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, we could be held liable for any damages that result from accidental contamination or injury.

Collaboration Agreements

Research and commercial collaborations are a key element of our strategy. We consider entering into collaboration agreements when we feel they will enhance our potential success to commercialize our products in the future. Our strategy is to partner our products after they have entered the clinical trial phase in order to retain a larger interest in their potential commercial value. We look for the opportunity to partner with other leaders in the field that we feel could help enhance our chances of success in clinical trials or product distribution. An example of such a collaboration is our partnership with Bayer Corporation for Coagulin-B, our AAV gene therapy product for hemophilia B.

Bayer Corporation. In November 2000, we announced a collaboration agreement with Bayer Corporation, a worldwide health care and life sciences company and leader in the development, manufacture, and distribution of hemophilia treatments. Under the terms of the agreement, Bayer, in collaboration with Avigen, will conduct any Phase II/III clinical trials for Coagulin-B and Bayer will receive exclusive worldwide marketing and distribution rights to any resulting products. We will file for any regulatory approvals and will be the holder of such regulatory licenses worldwide, including the United States, the European Union, Canada, and Japan. We will manufacture any products developed and will receive a substantial share of the gross revenues from potential future Coagulin-B sales, as well as royalties on the net sales of the product. The agreement also calls for Bayer to make milestone payments to us, pay for third-party costs of the clinical trials, and pay our costs of manufacturing AAV vector used in the clinical trials. Under the terms of the agreement, in November 2000, Bayer purchased shares of our common stock for $15 million, or $47.82 per share, which was set at a premium to the market price at the time the agreement was announced. The sale of the common stock to Bayer was completed in February 2001. In March 2003, we received an additional $2.5 million payment from Bayer under the terms of this agreement.

Patents and Intellectual Property

Patents and other proprietary rights are important to our business. Our intellectual property strategy is to file patent applications that protect our technology, inventions and improvements to our inventions that we consider commercially important to the development of our business. We also rely on a combination of trade secrets, know-how and licensing opportunities to develop and protect intellectual property rights pertaining to our products and technology. As of March 1, 2004, we owned, co-owned, or held licenses to 37 issued U.S. patents and 41 pending

U.S. patent applications, as well as 13 issued non-U.S. patents and 70 pending non-U.S. patent applications. The patents in which we own or hold as licensees protect rights that relate to the formulation of specific AAV vectors, methods of vector production, methods of tissue administration, and treatment of specific disease indications using AAV vectors. All issued patents within our current portfolio are scheduled to expire in the U.S. between 2008 and 2020.

The intellectual property rights these patents cover that are important to us are:

•	specific AAV vectors, including AAV vectors containing any type of cytokine, tumor suppressor or suicide gene, which may have important applications in cancer and neuropathic pain applications, as well as vectors containing enzymes associated with lysosomal storage diseases;

•	high-yield methods of producing AAV vectors free from contamination from wild-type AAV or adenovirus, and large-scale manufacturing and purification processes;

•	methods of administering AAV vectors, including to skeletal muscle, cardiac muscle, and smooth muscle, as well as delivery to the bloodstream, including intravenous (IV) and intra-arterial (IA) injection and delivery to the nervous system; and

•	the use of AAV vectors for treating certain diseases such as hemophilia A, hemophilia B, Parkinson’s disease, cancer, anemia, cardiomyopathies, and lysosomal storage diseases.

When we identify previously patented technologies that we believe are critical to the development and commercialization of our gene therapy products, we seek to in-license such rights under the most favorable terms. Such licenses normally last for the life of the underlying patent. Licenses typically require us to pay license fees and royalties based on the net sales of products that fall within the scope of the license. Some licenses require us to exercise our best efforts to achieve research, clinical, and commercial milestones and may require us to make additional payments upon the completion of such milestones. In some cases, we were required to issue shares of our common stock, or warrants to purchase shares of our common stock at some future period, as partial consideration upon initiation of the license. Our failure to achieve any required development milestones or to negotiate appropriate extensions of any of our license agreements or to make all required milestone and royalty payments when due, and the subsequent decision of any such institution to terminate such license, could have a material adverse effect on our financial position.

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

The Rockefeller University and Yale University.    In September of 2002, we entered into an agreement with The Rockefeller University and Yale University for rights to certain patents related to the delivery of recombinant AAV vectors to the nervous system, and to the use of such vectors for ameliorating symptoms of central nervous system disorders. The license is non-exclusive for the duration of the last to expire patent, or until approximately 2018.

University of Colorado.    In November, 2003, we entered into an agreement with the University of Colorado for rights to certain intellectual property related to the treatment of chronic pain. The license is exclusive for the duration of any issued patents embodying the licensed intellectual property, or until approximately 2023.

When we are party to co-owned technologies, we often seek to acquire exclusive licenses to the shared rights of our co-owner to the technologies. Licenses to co-owned technologies include:

Johns Hopkins University (JHU).    In September 1999, we entered into an agreement with JHU granting Avigen an exclusive license to JHU’s rights in co-owned patents related to administration methods using AAV vectors and delivery methods for providing a therapeutic effect in any cardiomyopathy. The methods covered by this license include skeletal, smooth, and cardiac muscle, as well as delivery to the bloodstream, including intravenous and intraarterial injection. This license excludes use to such methods to treat Pompe disease and alpha-1-antitrypsin. The license is for the duration of the underlying patents, or until approximately 2016.

Lawrence Berkeley National Laboratory (LBL).    In July 2001, we entered into an agreement with LBL granting Avigen an exclusive license to LBL’s rights in co-owned patents related to the treatment of Parkinson’s disease. The license is for the duration of the last to expire patent, or until approximately 2018.

In consideration for each of the seven licenses listed above, we paid an initial license fee and are required to pay the licensor royalties based on net sales of future products that utilize the licensed technology. In connection with the licenses to BTG International and the University of Colorado, we also issued warrants to purchase shares of our common stock at strike prices equal to the fair market value of our common stock on the respective effective date of each license agreement.

We currently investigate and use certain gene sequences or proteins encoded by those sequences, including certain forms of the factor VIII gene, IL-10 gene, and manufacturing processes that may be or become patented by others, for which we do not currently own patent rights. As a result, we may be required to obtain licenses to these known gene sequences or proteins or other technology in order to continue to test, use or market products. However, we may not be able to obtain these licenses on terms favorable to us, if at all.

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

Competition

Pharmaceutical drug development is a highly competitive arena. Within this arena, gene therapy drug development is a new and rapidly evolving field that is expected to continue to undergo significant and rapid technological change. We expect that we will experience intense competition both from other companies in the gene therapy field and from companies that have other forms of treatment for the diseases currently being targeted. Ultimately, we believe that if we do develop products that receive regulatory approval for commercialization, we will compete primarily on the basis of the efficacy of the treatment with the products.

We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms that are exploring gene-based drugs or are actively engaged in gene delivery research and development. These include companies making protein therapies for hemophilia, such as Aventis S.A., Bayer Corporation, which produces factor VIII for the treatment of hemophilia A that is outside of the scope of our collaboration agreement, Baxter Healthcare Corporation, CSL Therapeutics, and Wyeth. We are also aware of other companies actively engaged in other types of gene therapy product development programs, including Cell Genesys, Inc., Corautus Genetics, Inc., GenVec, Inc., and Targeted Genetics Corporation.

Our products for neurologic diseases will face competition from both branded pharmaceuticals and generic compounds. Therapies for advanced Parkinson’s disease are marketed by companies including GlaxoSmithKline plc, Pfizer Inc., Boehringer-Ingelheim GmbH, and Medtronic Inc.. We are also aware of products for Parkinson’s disease currently in development at both pharmaceutical and biotechnology firms including Schering-Plough Corporation, Schwartz Pharma AG, NeuroSearch A/S, Ceregene Inc., and Juvantia Pharma Ltd. Therapies for chronic pain range from over-the-counter compounds, such as aspirin, to opioids, such as morphine. Off-label use of compounds such as the anti-epileptic Neurontin (gabapentin, Pfizer), also represent significant competition for this indication. We are aware of additional compounds for chronic pain that are currently in development at numerous companies including Bayer, GlaxoSmithKline, Merck & Co., Inc., Novartis AG, Pfizer, Cognetix, Inc., GW Pharmaceuticals plc, Indevus Pharmaceuticals, Inc., Nastech Pharmaceutical Company Inc., Renovis, Inc., and Pain Therapeutics, Inc.

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

Government Regulation

The production and marketing of our proposed products and our research and development activities are subject to regulation for safety, efficacy, and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products and personnel are subject to rigorous regulation by the FDA and the National Institutes of Health (NIH). The Federal Food, Drug, and Cosmetic Act, as amended, the regulations promulgated under such Act, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotional practices, and import and export of drugs and biological products. We believe that our current proposed products will be regulated as biologics by the FDA and comparable foreign regulatory bodies.

Gene therapy is, however, a relatively new technology and has not been extensively tested in humans. The regulatory requirements governing gene therapy products are uncertain and are subject to change. No gene therapy products have been approved to date in the United States. Product development and approval within this regulatory framework can be unpredictable and may result in considerable time and expense to us.

The Drug Approval Process

The steps required before our proposed products may be marketed in the United States generally include:

•	preclinical laboratory testing and preclinical animal studies;

•	the submission to the FDA of an investigational new drug application for review before the commencement of any human clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	the submission to the FDA of a Biologics License Application (BLA), or New Drug Application (NDA), for a biological product;

•	successful inspection of manufacturing facilities by the FDA as part of the BLA or NDA approval process; and

•	FDA approval of the BLA or NDA prior to any commercial sale or shipment of the biological product.

Domestic drug and biological manufacturing establishments are subject to inspections at any time by the FDA and must comply with good manufacturing practices regulations enforced by the FDA, even at the clinical testing phase, through its facilities inspection program. Manufacturers of biological products also must comply with FDA general biological product standards. Because our manufacturing facilities are located in California, we are also required to obtain a drug manufacturing license from the State of California for any of our products administered to humans, including products used in clinical trials.

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

The FDA is known to view gene therapy as a relatively new technology, with little data regarding long-term safety. As a result, the FDA may require long-term monitoring of all patients that participate in each phase of our clinical trials. The FDA may also require us to undertake post-marketing clinical studies, sometimes referred to as phase IV clinical trials, which could require extensive patient monitoring and record keeping and may result in restricted marketing of our products for an extended period of time.

Marketing Applications

After the completion of all three clinical trial phases, if the data indicate that the product is safe and effective, a BLA or NDA is filed with the FDA for approval of the manufacture, marketing, sale, and commercial shipment and distribution of the tested product. The marketing application must contain all of the information on the product gathered to date, including data from the clinical trials, and must be in the appropriate format.

Once a BLA or NDA submission is accepted for review by the FDA, the Federal Food, Drug and Cosmetic Act allows the FDA 180 days in which to review it and respond to the applicant. The review process can be significantly extended by FDA requests for additional information or clarification of information already provided in the submission, or the FDA may refuse to file the application. The FDA may also choose to refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. However, the FDA is not bound by the recommendations of any advisory committee.

If the FDA is satisfied that all regulatory criteria are met, it will issue an approval letter, authorizing commercial marketing for the product for certain indications. Such product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. If the FDA is not satisfied that all regulatory criteria are met, it may refuse to accept a BLA submission or issue a refusal to file letter, it may refuse to approve a BLA submission, or it may issue a not-approvable letter.

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

Other Regulations

In addition to regulations enforced by the FDA, in the U.S. we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other federal, state and local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, we could be held liable for any damages that result from accidental contamination or injury and this liability could exceed our resources.

Our clinical trials may also involve subjects that reside outside of the U.S. which can involve subsequent monitoring of the subjects’ responses at clinical sites outside the U.S. where other regulations apply.

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

Employees

As of March 1, 2004, Avigen had 95 full-time employees, including 26 with Ph.D. degrees and 5 with M.D. degrees. Approximately 76 employees are involved in our research and development activities, including research, preclinical development, process development, clinical affairs, regulatory affairs, clinical manufacturing, and quality assurance and quality control, and 19 employees are involved in general administration, finance, legal, and business development activities. We also rely on a number of temporary staff positions and third-party consultants to supplement our workforce. None of our employees are represented by a collective bargaining agreement nor have we ever experienced a work stoppage. We believe that our relationship with our employees is good.

Available Information and Website Address

Our website address is www.avigen.com; however, information found on our website is not incorporated by reference into this Annual Report on Form 10-K. We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on or through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish it to the SEC. You can also request copies of such documents by contacting our Investor Relations Department at (510) 748-7150 or sending an email to ir@avigen.com.

RISK FACTORS

This section briefly discusses certain risks that should be considered by stockholders and prospective investors in Avigen. Many of these risks are discussed in other contexts in other sections of this report.

We expect to continue to operate at a loss and we may never achieve profitability

Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of December 31, 2003, we had an accumulated deficit of $132.7 million. Developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully complete development of our proposed products, obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

Our clinical trials to date for Coagulin-B for the treatment of hemophilia B have been conducted with a small number of patients over a short period of time, and the results reported may not be indicative of future results in a larger number of patients or have lasting effects

Our current Coagulin-B clinical trial studies are based upon the evaluations of very small groups of patients and any reported progress or results may not be indicative of subsequent progress or results achieved from larger populations. As our Coagulin-B clinical trial is still in a very early stage, we do not yet know if any favorable results achieved will have a lasting effect. Further, we have experienced difficulties in obtaining positive results in humans reflective of the positive results we obtained in animal models. If a larger population of patients does not experience positive results, or any favorable results do not demonstrate a lasting effect, this product candidate may not receive approval from the FDA for further studies or commercialization. If we are not able to proceed with, or decide to abandon our Coagulin-B development program, our business prospects may be substantially impaired.

The success of our technology in animal models does not guarantee that the same results will be replicated in humans

Even though our product candidates have shown successful results in mouse, dog, and non-human primate models, animals are different than humans and results in animal models may not be replicated in our clinical trials with humans. For example, while the results of our gene therapy treatment for hemophilia B were favorable and demonstrated sustained long-term expression in both dogs and mice for multiple years, one human subject who demonstrated therapeutic levels of circulating factor IX when given a comparable dose size to that used in the successful animal studies was not able to sustain steady factor IX expression beyond five weeks. In addition, this human subject experienced a mild, temporary elevation of two liver enzymes, which was not seen in any of the animal models. Further, we have experienced an immune system response to Coagulin-B that we did not observe in the animal models, which we have not yet been able to, and may not be able to, adequately address. Consequently, you should not rely on the results in any of our animal models as being predictive of the results that we will see in our clinical trials with humans.

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

Our stock price is also influenced by public perception. For example, in January 2003, a report of serious adverse events in a retroviral trial for infants diagnosed with severe combined immunodeficiency (SCID) in France and subsequent FDA actions putting related trials on hold in the United States had a significant impact on the public perception and stock price of all companies involved in gene therapy. Avigen’s stock declined despite the fact that we do not work with retroviruses or with infants diagnosed with SCID and our clinical trial was not affected by the FDA’s actions in this case.

Other potential adverse events in the field of gene therapy may occur in the future that could result in greater governmental regulation of our potential products and potential regulatory delays relating to the testing or approval of our potential products.

AAV technology is new and developing rapidly; there is limited clinical data and new information may arise which may cause delays in designing our protocols, submitting applications that satisfy all necessary regulatory review requirements, and ultimately completing the clinical trials of our products

Clinical trials are governed by regulations enforced by the FDA. Our technology is fairly new, and we have limited historical data from preclinical studies or clinical trials that are often necessary to satisfy the FDA’s regulatory review process. In addition, as new information about the technology becomes available, it may change perceptions of previously accepted data, which could require additional periods of time to review and interpret these data. For example, while animals in preclinical studies do not appear to develop antibodies to AAV vectors or any expressed protein, further clinical testing is required to confirm to what extent our product candidates might cause human patients to develop antibodies to these potential products or the proteins produced by these potential products. Such antibodies could make our product ineffective or lead to unwanted side effects. In addition, as previously discussed, one human subject in our clinical trial experienced a mild, temporary elevation of two liver enzymes, which was not seen in any of the animal models, and was not able to sustain steady factor IX expression beyond five weeks. Consequently, we may encounter deficiencies in the design or application stages while developing our clinical trial studies, or in the subsequent implementation stages of such studies, which could cause us or the FDA to delay, suspend or terminate our trials at any time.

Because our product candidates are in an early state of development, there is a high risk that they may never be commercialized

All of our product candidates are in early stages of development. We do not have any product candidates that have received regulatory approval for commercial sale, and we face the risk that none of our product candidates will ever receive regulatory approval. We have one product candidate in clinical trials, Coagulin-B for the treatment of hemophilia B. This product candidate is only in phase I of the clinical trial process. We have applied for an IND for our second product candidate, AV201 for the treatment of Parkinson’s disease, and are currently responding to requests from the FDA for additional information. We are not aware of any other gene therapy products of other companies that have received regulatory approval for commercial sale in the United States, and do not expect any of our prospective products, including Coagulin-B and AV201, to be commercially available for at least several years. As results of future stages of our clinical trials become available and are evaluated, we may decide at any time to discontinue any further development of one or more of our product candidates.

The testing of our potential products relies heavily on the voluntary participation of patients in our clinical trials, which is not within our control, and could substantially delay or prevent us from completing development of such products

The development of our potential products is dependent upon collecting sufficient data from human clinical trials to demonstrate safe and effective results. We have experienced delays in enrolling patients in our clinical trials for Coagulin-B, and we may experience similar difficulties in the future. Any delay or failure to recruit sufficient numbers of patients to satisfy the level of data required to be collected under our clinical trial protocols could prevent us from developing any products we may target.

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

Because of the risks and uncertainties in biopharmaceutical development, our products could take a significantly longer time to gain regulatory approval than we expect or may never gain FDA approval. If we do not receive these necessary approvals from the FDA, we will not be able to generate substantial revenues that would be necessary to become profitable.

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

If patents can be obtained, we cannot assure you that any of these patents will provide us with any competitive advantage. For example, others may independently develop similar technologies or duplicate any technology developed by us, and patents may be invalidated or held unenforceable in litigation.

In addition, several of our patents and patent applications are co-owned with co-inventors or institutions. To date, we have negotiated exclusive licenses for many of our co-owned technologies. However, if we cannot negotiate exclusive rights to other co-owned technology, each co-inventor may have rights to independently make, use, offer to sell or sell the patented technology. Commercialization, assignment or licensing of the technology by a co-owner could harm our business.

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

We may be required to obtain rights to proprietary genes and other technologies to further develop our business, which may not be available or may be costly

We currently investigate and use certain gene sequences or proteins encoded by those sequences, including the factor VIII and IL-10 genes, and manufacturing processes that are or may become patented by others. As a result, we may be required to obtain licenses to these gene sequences or proteins or other technology in order to test, use or market products. We may not be able to obtain these licenses on terms favorable to us, if at all. In connection with our efforts to obtain rights to these gene sequences or proteins or other technology, we may find it necessary to convey rights to our technology to others. Some of our products may require the use of multiple proprietary technologies. Consequently, we may be required to make cumulative royalty payments to several third parties. These cumulative royalties could become commercially prohibitive. We may not be able to successfully negotiate these royalty adjustments to a cost effective level, if at all.

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

If we are able to bring our potential products to market, we continue to face a number of risks including our inexperience in marketing or selling our potential products, the acceptance of our products by physicians and insurers, our ability to price our products effectively and to obtain adequate reimbursement for sales of our products.

Even if we are able to develop our potential products and obtain necessary regulatory approvals, we have no experience in marketing or selling any of our proposed products. We intend to enter into distribution and marketing agreements with other companies for our products and do not anticipate establishing our own sales and marketing capabilities for any of our potential products in the foreseeable future. For example, we have entered into an exclusive worldwide marketing and distribution agreement with Bayer Corporation for our Coagulin-B proposed product. However, if Bayer Corporation does not perform under this agreement, we would need to identify an alternative marketing and distribution partner, or market this product ourselves, and we may not be able to establish adequate marketing capabilities for this product. Similarly, we may not be able to develop adequate marketing capabilities for our other potential products, either on our own or through other third parties.

Our success is dependent on acceptance of our products. We cannot assure you that our products will achieve significant market acceptance among patients, physicians or third-party payors, even if we obtain necessary regulatory and reimbursement approvals. Failure to achieve significant market acceptance will harm our business. In addition, we cannot assure you that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a profitable basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect that such potential proposals or managed care efforts may have on our business.

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

We are aware that other companies are conducting preclinical studies and clinical trials for viral and non-viral gene therapy products that could compete with products we are developing. See “Item 1. Business—Competition” for a more detailed discussion of the competition we face.

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

We may lose access to critical materials from single source suppliers, which is not within our control and could delay us from manufacturing materials needed to support our clinical trials or future commercialization

We obtain materials used in the manufacture of our clinical products from a number of suppliers, some of whom are our sole qualified source of these materials. We qualify the suppliers of our clinical materials according to cGMP regulations. If we were to lose access to critical materials from any of these sole-source suppliers, we would be required to obtain a new source of the materials. It could take us several months to qualify new suppliers before we could use their materials in the manufacture of our clinical products.

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

We may need to secure additional financing to complete the development and commercialization of our products

We anticipate that our existing capital resources as of December 31, 2003, will be adequate to fund our needs for at least the next three to four years. However, we may require additional funding to complete the research and development activities currently contemplated and to commercialize our products. Our future capital requirements will depend on many factors, including:

•	continued scientific progress in research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patent claims;

•	the costs involved in obtaining licenses to patented technologies from third-parties that may be needed to commercialize our products;

•	the cost of manufacturing scale-up;

•	the cost of commercialization activities; and

•	other factors which may not be within our control.

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

Our stock price is volatile, and as a result investing in our common stock is very risky

From January 1, 2002 to March 1, 2004, our stock price has fluctuated between a range of $11.58 and $2.75 per share. We believe that various factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

•	technological innovations or regulatory approvals;

•	results of clinical trials;

•	new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	achieving or failing to achieve certain developmental milestones;

•	public concern as to the safety of gene therapy, recombinant biotechnology or traditional pharmaceutical products;

•	health care or reimbursement policy changes by governments or insurance companies;

•	developments in relationships with corporate partners; or

•	a change in financial estimates or securities analysts’ recommendations.

In addition, in recent years, the stock market in general, and the shares of biotechnology and health care companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may cause the market price of our common stock to decline dramatically.

Item 2.    Properties

We lease approximately 112,500 square feet in two adjacent buildings of manufacturing, research laboratory and office space in an established commercial neighborhood in Alameda, California. In June 2003, a lease and sublease that accounted for approximately 45,000 square feet in one building expired; however, we had previously negotiated an extension for the combined space that went into effect in July 2003 and runs for five more years and expires in 2008. We also have a 10-year lease for 67,500 square feet in a second building adjacent to the original facility that was entered into in December 2000. The lease of this second building will expire in November 2010. We believe that these facilities will be adequate to meet our property needs for at least the next two years.

Item 3.    Legal Proceedings

As of March 1, 2004, we were not involved in any legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Our executive officers and their respective ages and positions as of March 12, 2004, are as follows:

Name	Age	Position
Philip J. Whitcome, Ph.D.	55	Chairman of the Board
Kenneth G. Chahine, Ph.D.	39	President, Chief Executive Officer and Director
Thomas J. Paulson	57	Vice President, Finance, Chief Financial Officer and Secretary
Glenn Pierce, Ph.D., M.D.	48	Vice President, Research and Clinical Development
Dawn McGuire, M.D.	50	Chief Medical Officer

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

Kenneth G. Chahine, Ph.D., was appointed President, Chief Executive Officer and director of Avigen in March 2004. Dr. Chahine joined Avigen in 1998, was appointed Vice President, Business Development in January 1999, and was appointed Chief Operating Officer in July 2002. Prior to joining Avigen, Dr. Chahine worked at the patent law firm of Madson & Metcalf, P.C. in Salt Lake City from 1994 to 1998. Between 1992 and 1993, Dr. Chahine worked as a research scientist at Parke-Davis Pharmaceuticals, a pharmaceutical company, and held another research scientist post at the University of Utah Department of Human Genetics from 1994 through 1996. Dr. Chahine also served as Western Regional News and Legal Correspondent for Nature Biotechnology from 1996 to 2002. Dr. Chahine holds a J.D. from the University of Utah and a Ph.D. in Biochemistry and Molecular Biology from the University of Michigan.

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

Glenn Pierce, Ph.D., M.D., joined Avigen and was appointed Vice President, Research and Clinical Development in November 2002. Before joining Avigen, Dr. Pierce was Vice President, Therapeutic Product Development at Selective Genetics, a gene therapy company he helped found in 1998, which focuses on tissue regeneration, from 1998 to November 2002. From 1994 to 1998, he served as Vice President, Preclinical Development at Prizm Pharmaceuticals, a pharmaceutical company. Prior to that, Dr. Pierce held a number of positions at Amgen Inc., a biopharmaceutical company, and was instrumental in the development of Amgen’s neurobiology program. Dr. Pierce holds numerous patents in various areas of drug delivery, tissue engineering, medical devices and viral vectors. He has published more than 100 papers in scientific and medical journals in related areas. He has served three terms as the president of the National Hemophilia Foundation (NHF) in 1992, 1993, and in 2002. He initiated the NHF’s first gene therapy committee and founded the NHF’s annual gene therapy workshop in 1996. He earned both his M.D. and a Ph.D. in Immunology and Experimental Pathology at Case Western Reserve University, prior to doing a residency and fellowship at Washington University in St. Louis.

Dawn McGuire, M.D., has served as our Chief Medical Officer since January 2004. Dr. McGuire has provided leadership in both pharmaceutical and biotechnical corporate settings, most recently as Chief Scientific Officer of Eunoe, Incorporated (previously CSFluids, Inc.), a medical device company. She was President and Chief Executive Officer of CSFluids from 1999 to 2002. From 1999 to 2000, Dr. McGuire also served as Vice President, Medical Affairs Worldwide at Collagen Corporation, a healthcare products company. From 1997 to 1999, Dr. McGuire served as Vice President, Clinical Research and Medical Affairs at Elan Pharmaceuticals and was responsible for, among other programs, the development through FDA submission of ziconotide (Prialt™). Dr. McGuire is a board-certified neurologist and has led clinical development programs in neuropathic pain, Alzheimer’s disease, AIDS dementia, Lou Gehrig’s disease, Multiple Sclerosis, and stroke. She is the co-author of over 40 scientific articles, book chapters and invited reviews in neurotherapeutics. Since 2000, Dr. McGuire has served as a Scientific Reviewer and Study Section Member of the National Institute of Neurological Disorders and Stroke. Dr. McGuire received her B.A. with high honors from Princeton University, her M.D. from Columbia University College of Physicians and Surgeons, and trained in Neurology at the University of California, San Francisco, followed by an NIH-funded postdoctoral fellowship in clinical trial design and experimental therapeutics.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Shares of Avigen’s common stock commenced trading on the NASDAQ National Market on May 22, 1996, under the symbol “AVGN”. As of March 1, 2004, there were approximately 155 holders of record of our common stock.

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth, for fiscal periods indicated, the range of high and low sales prices available for the years ended December 31, 2002 and 2003.

Year ended December 31, 2002	High	Low
Quarter End 3/31/02	$11.90	$7.61
Quarter End 6/30/02	$11.37	$6.95
Quarter End 9/30/02	$9.54	$6.45
Quarter End 12/31/02	$10.33	$5.22

Year ended December 31, 2003	High	Low
Quarter End 3/31/03	$6.07	$2.92
Quarter End 6/30/03	$4.70	$2.75
Quarter End 9/30/03	$5.73	$3.33
Quarter End 12/31/03	$7.40	$5.48

During the quarter ended December 31, 2003, we issued a total of 77,858 shares of our common stock upon the exercise of warrants previously sold in private placements. The purchases of these shares were as follows:

Purchaser	Exercise Date	Number of Shares	Exercise Price	Aggregate Purchase Price
Joseph DiBenedetto, Jr.	11/6/03	2,040	$6.09	$12,424
Allan Fishbein, M.D.	11/26/03	5,211	4.76	24,804
Richard Gaston	12/5/03	5,211	4.76	24,804
Marc & Ingrid Gelman	12/8/03	2,605	4.76	12,400
Union d’etudes et d’investissements	12/8/03	5,120	5.36	27,443
Veron International Ltd	12/9/03	31,270	4.76	148,845
John & Sandra Leland Trust	12/11/03	2,605	4.76	12,400
Virginia Leung	12/11/03	2,605	4.76	12,400
Hofung Holdings Ltd	12/12/03	10,423	4.76	49,613
Nai-Ping Leung	12/12/03	2,605	4.76	12,400
Lewis Pell	12/17/03	8,163	6.09	49,713
		77,858		$387,226

These shares were issued in reliance on Section 4(2) under the Securities Act, in that they were issued to the original purchasers of the warrants. These purchasers represented, in connection with the original purchase of the warrants, that they were accredited investors as defined in the Regulation D under the Securities Act.

Item 6.    Selected Financial Data

The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and the financial statements and related notes included in Item 8 of this report.

	Year Ended December 31,			(1) Six Months Ended December 31, 2001	Fiscal Years Ended June 30,			October 22, 1992 (Inception) to December 31, 2003
(in thousands, except per share data)	2003	2002	2001		2001	2000	1999
			(unaudited)
Statement of Operations Data:
Revenue	$463	$57	$94	$8	$116	$58	$185	$1,250
Expenses:
Research and development	21,805	24,809	22,333	11,465	17,041	7,953	6,490	108,161
General and administrative	7,399	8,146	7,559	3,957	6,761	4,516	3,445	43,823
In-license fees	—	—	—	—	—	5,034	—	5,034
	29,204	32,955	29,892	15,422	23,802	17,503	9,935	157,018
Loss from operations	(28,741)	(32,898)	(29,798)	(15,414)	(23,686)	(17,445)	(9,750)	(155,768)
Interest expense	(250)	(278)	(347)	(204)	(180)	(129)	(178)	(2,171)
Interest income	3,282	5,569	9,364	4,316	7,907	2,548	326	25,405
Other expense, net	(65)	(132)	(68)	(17)	(55)	(13)	(9)	(122)
Net loss	$(25,774)	$(27,739)	$(20,849)	$(11,319)	$(16,014)	$(15,039)	$(9,611)	$(132,656)
Net loss per share	$(1.28)	$(1.38)	$(1.05)	$(0.57)	$(0.85)	$(1.03)	$(0.99)

	December 31,			June 30,
(in thousands)	2003	2002	2001 (1)	2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents, available-for-sale securities, and restricted investments	$98,878	$119,224	$148,254	$157,737	$77,953	$14,881
Working capital	86,051	107,398	137,486	151,341	72,732	13,471
Total assets	116,595	140,686	168,409	174,946	85,287	16,183
Long-term obligations	10,592	8,852	8,558	5,391	4,113	265
Deficit accumulated during development stage	(132,656)	(106,882)	(79,143)	(67,823)	(51,810)	(36,771)
Stockholders’ equity	103,886	130,057	157,350	167,182	79,013	14,323

(1)	We changed our fiscal year end from June 30 to December 31, effective December 31, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Avigen’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein and in “Risk Factors” under Item 1.

Overview

We are focused on developing pharmaceutical products that provide improved treatments for serious and chronic hematological and neurological diseases. Since our inception, we have devoted substantially all of our resources to research and development activities, including the development of our proprietary gene delivery platform technology based on adeno-associated virus vectors, known as “AAV vectors”, and the development and clinical testing of DNA-based treatments for targeted hematological and neurological diseases. Our research and development activities to date are supported by a broad base of proprietary intellectual property that we have assembled covering methods of transferring genes into cells, high-yield processes to manufacture contaminant-free AAV vectors, specific genes of interest, specific disease indications, and other proprietary technologies and processes. In addition, we have built the manufacturing capacity necessary to produce clinical-grade AAV vectors and our other DNA-based treatments at volumes we believe will support the commercial needs of our current product candidates.

We currently have one development product in phase I clinical trials, Coagulin-B for the treatment of hemophilia B. We have also submitted an IND to the FDA to initiate a phase I dose-escalation clinical trial for a second development product, AV201, for the treatment of Parkinson’s disease, and are currently responding to a request for more information from the FDA. The pace of clinical progress for both development products has been impacted by factors that were unpredictable, including a lengthy and complex regulatory review process by the FDA and the timeliness of recruiting and screening volunteers and coordinating the treatment of a sufficient number of qualified patients in our trials. These and other factors will continue to have a significant effect on the timing and financial cost of the development of our products.

We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities and will continue to seek additional future funding through similar financings, when market conditions allow. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. We expect our source of revenue, if any, for the next several years to consist of payments under collaborative arrangements with third parties, government grants, and license fees. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenues for profitability. At December 31, 2003 we had an accumulated deficit of $132.7 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $98.9 million. We believe that our capital resources at December 31, 2003 will be adequate to fund our current operating needs over the next three to four years.

In August 2001, we changed our fiscal year end from June 30 to December 31, beginning with the six months ended December 31, 2001.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, valuation of investments in financial instruments, impairment of property and equipment, and research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described under Note 1 in the Notes to our Financial Statements, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Revenue recognition

We recognize revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements ratably over the relevant periods specified in the agreements, generally the development phase. This development phase can be defined as a specified period of time, however, in certain cases, the collaborative agreement specifies a development phase that culminates with milestone objectives but does not have a fixed date and requires us to estimate the time period over which to recognize this revenue. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering level of effort and stage of development. If our estimate of the development-phase time period increases, the amount of revenue we recognize related to up-front license and technology access fees for a given period will decrease.

We recognize non-refundable product license fees, including fees associated with research license agreements, for which we have no further performance obligations, and no continuing involvement requirements, on the earlier of the dates on when the payments are received or when collection is assured.

Valuation of investments in financial instruments

We carry investments in financial instruments at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. Our investment portfolio does not include equity securities or derivative financial instruments that could subject us to material market risk; however, we do invest in corporate obligations that subject us to varying levels of credit risk. We consider an impairment of a financial instrument to be other-than-temporary if the fair value of the financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of the investment may not be fully recoverable. We write-down an other-than-temporary decline in fair value of a financial instrument with a charge in net loss. The determination of whether a decline in fair value is other-than-temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other-than-temporary declines in value with our investment advisor on a regular basis. We have not had any write-downs for other-than-temporary declines in the fair value of our financial instruments since our inception. At December 31, 2003, the carrying value of our financial instruments was $84.6 million in available-for-sale securities and $11.9 million in restricted investments.

Impairment of property and equipment

We have invested significant amounts on construction for improvements to our research and development facilities, with the largest portion of our spending made to modify manufacturing facilities that are intended to comply with requirements of government mandated manufacturing rules for pharmaceutical production. These assets could be subject to write-down for impairment in the event that our facilities are deemed to fail to comply with these government mandated policies and procedures or if the products for which the manufacturing facilities have been constructed do not receive regulatory approval. These assets could also be subject to write-down to the extent that facilities could be idled due to the adoption of operating efficiencies for an other-than-temporary period, resulting in excess capacity. The determination of whether an impairment in use is other-than-temporary requires significant judgment, and could have a material effect on our balance sheet and our results of operations. We have not had any write-downs for impairments in the fair value of our property and equipment since our inception. At December 31, 2003, the carrying value of our property and equipment was $15.6 million.

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

Clinical development costs are a significant component of research and development expenses. We accrue costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with the clinical trial sites. We determine our estimates through discussion with internal clinical personnel and outside service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor clinical trial activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Results of Operations

As a result of the change from a June 30 fiscal year to a calendar year effective December 31, 2001, which resulted in a six-month transition period, it is difficult to compare our results of operations, or any of the components of our results of operations, between the full years ended December 31, 2003 and 2002, and the six-month transition period ended December 31, 2001. Therefore, in order to best understand the trends in our results of operations, primarily expenses, over the most recent reporting periods, we have included analyses of variances between the twelve-month periods ended December 31, 2003, 2002, and 2001 using an unaudited twelve-month period ended December 31, 2001.

Revenue

(In thousands, except percentages)	2003	2002	2001
Revenue	$463	$57	$94
Percentage increase over prior period	712%	(39%)

In 2003, revenue primarily consisted of the recognition of $375,000 of deferred revenue from the $2.5 million payment received from Bayer in March 2003. This payment from Bayer is being recognized ratably over the estimated development period of our hemophilia B product candidate, which was estimated at five years from the date of the payment, resulting in revenue recognition of $125,000 per quarter beginning with the second quarter of 2003. Research license fees totaled $79,000, $38,000, and $8,000, respectively, in 2003, 2002, and 2001. Research license agreements allow the licensee to make or use products using our patented AAV technologies for research purposes only, and do not allow for the use of our technologies in products for commercial sale. These licenses usually include initiation fees and annual maintenance fees. Royalty revenue totaled $9,000, $19,000, and $500, respectively, in 2003, 2002 and 2001, all of which were attributed to a single royalty license that was entered into in July 2000, which allows for the development, manufacture, use and commercial sale of products using our patented AAV technologies. Revenues in 2001 included grant revenue of $86,000, consisting of reimbursements under a grant from the National Institutes of Health (NIH), which expired on March 31, 2001. We do not expect to earn significant revenues from, or to be party to, any new NIH grants for the foreseeable future.

In the event that we enter a phase II/III clinical trial with our Coagulin-B product, we expect to earn additional revenues in connection with our collaboration agreement with Bayer, including a milestone payment for initiating a phase II/III clinical trial and reimbursements for the costs of manufacturing AAV vector used in the clinical trials. Under the terms of the agreement, Bayer will also pay for third-party costs of the clinical trials. However, we cannot be certain when or if we will enter a phase II/III clinical trial. We do not expect to earn any other significant revenues for the foreseeable future.

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

During the second-half of 2002, we took strategic steps to focus the work of our research and development organizations on the clinical development of our lead product programs. This included a reduction in staff and the implementation of other operational efficiencies without limiting our production capabilities. Our research and development staff count grew from approximately 80 at the beginning of 2001 to approximately 130 at December 31, 2001, and continued to rise to a peak of approximately 145 in September 2002. The impact of the workforce reduction in October 2002 reduced that staff level to 90 at December 31, 2002. At December 31, 2003, our staff count dedicated to research and development activities totaled 79.

During 2003, our research and preclinical development expenses included activities for our development programs for hemophilia, Parkinson’s disease, neuropathic pain, and other neurological targets, and our clinical development expenses included activities to support our development programs for Coagulin-B and AV201. During 2002, our research and preclinical development expenses were focused on our development programs for hemophilia and Parkinson’s disease, and other cardiac and neurological targets, and our clinical development expenses were focused on our development programs for Coagulin-B and AV201. During 2001, our research and preclinical development expenses were primarily focused on our development programs for hemophilia and Parkinson’s disease, and our clinical development expenses were focused on our development programs for Coagulin-B.

We estimate that the costs associated with these two categories approximate the following (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	(Unaudited) Twelve Months Ended December 31, 2001
Research and preclinical development	$13,614	$14,266	$12,050
Clinical development	8,191	10,543	10,283
Total research and development expenses	$21,805	$24,809	$22,333

Because a significant percentage of our research and development resources are dedicated to activities that focus on fundamental platform technologies that may be used in many different product applications, including production and administration techniques, the majority of our costs are not directly attributed to individual development programs. Decisions regarding our project management and resource allocation are primarily based on interpretations of scientific data, rather than cost allocations. Our estimates of costs between research and preclinical development and clinical development are primarily based on staffing roles within our research and development departments. As such, costs allocated to specific projects may not necessarily reflect the actual costs of those efforts and, therefore, we do not generally evaluate actual costs-incurred information on a project-by-project basis. In addition, we are unable to estimate the future costs to completion for any specific projects.

Comparison of the Years Ended December 31, 2003 and 2002.  The decrease of $652,000 in our research and preclinical development expenses for 2003, compared to 2002, was primarily due to changes in costs for the following:

•	lower materials expenses of $1.1 million, reflecting the impact of decreased consumption of materials to produce our AAV vectors and support our on-going research which resulted from our lower staff levels in 2003 when compared to the staff level for most of 2002 and the benefits of operating efficiencies we have implemented over the last two years,

•	lower personnel-related expenses of $670,000, primarily reflecting the impact of our lower staff levels in 2003 after the workforce reduction that occurred in October 2002, and

•	lower consulting expenses of $157,000, reflecting decreased involvement by third-party service providers to support our in-house research,

partially offset by:

•	higher expenditures for services from third-party collaborators associated with our preclinical animal studies of $659,000, primarily related to our work with Parkinson’s disease,

•	higher depreciation expenses of $253,000, reflecting the full-year impact of newly constructed facilities that were placed in service in the second half of 2002 for general and animal research, and

•	higher other facilities-related expenses of $211,000, related to the rise in costs under the new building lease that went into effect in 2003 and generally higher maintenance costs.

The decrease of $2.4 million in our clinical development expenses for 2003, compared to 2002, was primarily due to changes in costs for the following:

•	lower personnel-related expenses of $1.3 million, primarily reflecting the impact of our lower staff levels in 2003 after the workforce reduction in October 2002,

•	lower materials expenses of $986,000 reflecting lower levels of material consumed for the production of clinical grade material due to the delayed needs of our Coagulin-B clinical trial, as well as general benefits from manufacturing efficiencies adopted over the last two years for the production of our AAV vectors,

•	lower expenditures of $509,000 to third-party collaborators associated with treating and monitoring subjects in our clinical trial, reflecting the delay in treating Coagulin-B patients in 2003, and

•	lower consulting and validation services expenses of $716,000, primarily in connection with regulatory and quality assurance process improvements and validation of new cGMP facilities that were completed in 2002, partially offset by,

•	higher license origination fees of $578,000,

•	higher depreciation expenses of $307,000, reflecting the full-year impact of newly constructed facilities that were placed in service in the second half of 2002 for cGMP manufacturing, and

•	higher other facilities-related expenses of $254,000, related to the rise in costs under the new building lease that went into effect in 2003 and generally higher maintenance costs.

Comparison of the Year Ended December 31, 2002 and Unaudited Twelve-Month Period Ended December 31, 2001.  The increase of $2.2 million in our research and preclinical development expenses for 2002, compared to 2001, was primarily due to changes in costs for the following:

•	higher expenditures for services from third-party collaborators associated with our preclinical animal studies of $950,000, primarily related to our work with Parkinson’s disease,

•	higher personnel-related expenses of $830,000, reflecting rising staff levels throughout most of 2002, and

•	higher depreciation and amortization expenses of $640,000, reflecting the impact of new facilities placed in service during the year,

partially offset by,

•	lower other overall costs of $200,000.

The increase of $260,000 in our clinical development expenses for 2002, compared to 2001, was primarily due to changes in costs for the following:

•	higher expenditures to third-party collaborators associated with treating and monitoring subjects in our Coagulin-B clinical trial of $520,000, reflecting the increase in the number of patients treated in 2002 compared to 2001,

•	higher depreciation and other facilities-related expenses of $290,000, due to new facilities placed in service in 2002,

•	higher validation services of $320,000, in connection with the validation of new cGMP facilities that were completed in 2002, and

•	higher personnel-related expenses of $285,000, reflecting rising staff levels throughout most of 2002,

partially offset by,

•	lower materials expenses of $490,000, reflecting the benefit of manufacturing efficiencies adopted in 2002 for the production of our AAV vectors,

•	lower recruiting and other related costs of $360,000, and

•	lower license milestone payments of $320,000.

Total research and development expenses in 2003 were lower than management expected due to delays in treating new patients in our Coagulin-B clinical trial. We recognize that regulatory approvals and patient scheduling and coordination will continue to be factors that could cause delays in the progress in our clinical trials; however, we do expect to expand our clinical trial activities in 2004 as we move forward with our hemophilia B clinical trial and, assuming we obtain final regulatory approval of our IND application for AV201 from the FDA, as we begin to enroll patients in a new Parkinson’s disease clinical trial. As a result, we expect our total research and development spending to rise in 2004 above our 2003 levels as we conduct our clinical trial activities and to the extent we enhance our manufacturing capabilities and expand our research and development programs for additional hematological and neurological diseases.

General and Administrative Expenses

(In thousands, except percentages)	2003	2002	2001
General and administrative expenses	$7,399	$8,146	$7,559
Percentage increase over prior period	(9%)	8%

The decrease in general and administrative expenses between 2003 and 2002 was primarily related to lower personnel-related costs of approximately $510,000 reflecting lower staff levels as a result of the October 2002 workforce reduction, lower depreciation and facilities-related expenses related to the reduction in allocation of space for our non-research and development activities of approximately $440,000, and lower litigation-related legal fees of approximately $110,000 as a result of the settlement of our lawsuit with RCT. These decreases were partially offset by higher patent-related legal fees of approximately $200,000 and higher expenses for other professional services and information services of approximately $160,000.

The increase in general and administrative expenses between 2002 and 2001 was primarily due to approximately $430,000 in higher personnel-related costs due to the increase in headcount in 2002 prior to our October 2002 staff workforce reduction, $230,000 in higher legal fees related to the RCT litigation, $210,000 in higher corporate expenses, including insurance and information services, and $235,000 in higher depreciation and overhead expenses. These higher costs were partially offset by a $515,000 decline in other corporate expenses, primarily for professional services, due to the fact that in 2001 we had two audits and prepared and filed two annual reports as a result of the change of our fiscal year end from June 30 to December 31 in that year.

We expect our general and administrative expenses for 2004 to remain steady or increase slightly from 2003 levels.

Interest Income

(In thousands, except percentages)	2003	2002	2001
Interest income	$3,282	$5,569	$9,364
Percentage increase over prior period	(41%)	(40%)

Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The declines in interest income between 2003 and 2002 and between 2002 and 2001, were primarily due to the general decline in market interest rates between those periods and the decrease in outstanding interest-bearing cash and securities balances due to resources having been used to fund our on-going operations and finance construction of additional research and development facilities.

Adoption of Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or in some circumstances, as an asset) if, at inception, the monetary value of the obligation is based solely or predominantly on: (a) a fixed monetary amount known at inception, (b) variations in something other than the fair value of the issuer’s equity shares or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements.

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

Liquidity and Capital Resources

Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Subsequent to our initial public offering in May 1996, through December 2000 we raised $171.0 million from private placements and public offerings of our common stock and warrants to purchase our common stock. Pursuant to our collaboration agreement for Coagulin-B with Bayer Corporation, we received net proceeds of $15.0 million from the sale of our common stock to Bayer AG in February 2001 and we received $2.5 million in research support from Bayer Corporation in March 2003. Also, during the three years ended December 31, 2003, we raised an additional $2.5 million as a result of exercises of previously issued warrants and options to purchase our common stock. The timing of and amounts realized from the exercise of these warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised from exercises of stock options and warrants in past periods should not be considered an indication of additional funds to be raised in the future periods.

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

At December 31, 2003, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $98.9 million, compared to approximately $119.2 million at December 31, 2002 and $148.3 million at December 31, 2001. At December 31, 2003, 2002 and 2001, $11.9 million, $11.5 million, and $10.0 million, respectively, was pledged to secure certain long-term liabilities. At December 31, 2003, these long-term liabilities include $10.0 million for our line of credit, $1.5 million for equipment operating leases, and approximately $428,000 for letters of credit that we entered into in May 2003 which serve as security deposits on our building lease. Our restricted investments are reported as a long-term asset and would not be considered a current source of additional liquidity.

The following are contractual commitments at December 31, 2003 associated with debt obligations, lease obligations, and contractual commitments to fund third-party research (in thousands):

	Payments Due by Period
Contractual Commitment	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving line of credit	$8,000	$—	$8,000	$—	$—
Operating leases	15,045	2,503	5,241	4,550	2,751
Research funding for third-parties	1,089	1,089	—	—	—
Total	$24,134	$3,592	$13,241	$4,550	$2,751

In June 2002, we amended the terms of our $10 million revolving line of credit which had been put in place with Wells Fargo Bank in June 2000 to provide support for construction related activities. Under the terms of the amendment, the expiration date of the borrowing was extended from June 1, 2003 to June 1, 2005, thereby deferring the timetable to repay the principal borrowed for two years. The debt instrument bears interest at a floating rate based on the London Inter-Bank Offered Rate, which is reset in three-month increments after the date of each drawdown, until such expiration. As of December 31, 2003 and 2002, the average annual rate of interest charged on the borrowing was approximately 2.75% and 3.11%, respectively. Also under the terms of this agreement, we pledged a portion of our portfolio of available for sale securities as collateral and have identified the amount of the pledged securities as restricted investments on our balance sheets. The amount of the pledged securities is equal to the amount of utilized borrowing capacity on the line of credit. At December 31, 2003, we had borrowed $8 million from the line of credit and had reserved the remaining $2 million in borrowing capacity to secure a letter of credit in connection with the property lease entered into in November 2000. As a result, at December 31, 2003, we have no more borrowing capacity under this facility. As collateral for the revolving line of credit, our restricted investments would not be considered a current source of additional liquidity. The total amount of restricted investments at December 31, 2003, including the portion of our investment portfolio that is pledged as collateral for this line of credit and other securities that have been pledged to secure equipment operating leases and other letters of credit, was $11.9 million.

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

For the years ended December 31, 2003 and 2002, net cash used in operating activities was $19.3 million and $24.2 million, respectively. The change in cash used in operating activities between 2003 and 2002 was primarily due to the reduction in our net loss due to the decrease in research and development costs, as a result of our adoption of operating efficiencies and the impact of our October 2002 workforce reduction discussed above, and the receipt of a $2.5 million payment from Bayer Corporation in March 2003, which was recorded as deferred revenue.

For the years ended December 31, 2002 and June 30, 2001, net cash used in operating activities was $24.2 million and $15.2 million, respectively. The change in cash used in operating activities between these two comparable periods was primarily due to the increase in our net loss as a result of the increase in our research and development costs due to increased staff and expanded product development programs, partially offset by a decrease in accrued interest and an increase in accounts payable and other liabilities.

During the six-month period ended December 31, 2001 and unaudited six-month period ended December 31, 2000, net cash used in operating activities was $8.3 million and $7.4 million, respectively. The change in cash used in operating activities between the comparable six-month periods was primarily due to the increase in our net loss as a result of the increase in our research and development costs due to increased staff and expanded product development programs, partially offset by a decrease in accrued interest and an increase in accounts payable and other liabilities.

For the year ended December 31, 2003, net cash provided by investing and financing activities was $13.1 million and $718,000, respectively. The cash provided by investing activities consisted of maturities, net of purchases, of available-for-sale securities of $14.1 million, which we used to fund our operating activities, offset in part by purchases of property and equipment of $555,000 and increases in restricted investments of $428,000. The cash provided by financing activities consisted of proceeds from the exercise of stock options and warrants during the year.

For the year ended December 31, 2002, net cash provided by investing and financing activities was $18.0 million and $860,000, respectively. The cash provided by investing activities consisted of maturities, net of purchases, of available-for-sale securities of $24.6 million, which we used to fund our operating activities, offset in part by purchases of property and equipment of $5.0 million and increases in restricted investments of $1.5 million. The cash provided by financing activities consisted of proceeds from the exercise of stock options and warrants during the year.

During the six-month transition period ended December 31, 2001, approximately $12.3 million and $3.1 million, were provided by investing and financing activities, respectively. The cash provided by investing activities consisted of maturities, net of purchases, of available for sale securities, which we used to fund our operating activities, offset in part by purchases of property and equipment of $5.5 million and increases in restricted investments of $3.0 million. The cash provided by financing activities primarily consisted of additional borrowings from our revolving line of credit to provide funding for construction related activities.

For the year ended June 30, 2001, approximately $103.5 million was provided by financing activities and $95.6 million was used by investing activities. The cash provided by financing activities, which was used in investing activities and to fund our operating activities, primarily consisted of proceeds from the issuance of common stock during a public offering in November 2000 and in connection to our collaboration agreement with Bayer in March 2001. The cash used by investing activities consisted of purchases, net of maturities, of available for sale securities of $82.9 million, purchases of property and equipment of $9.7 million and increases in restricted investments of $3.0 million.

We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We believe that our capital resources at December 31, 2003 will be adequate to fund our current operating needs over the next three to four years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes us to other market risks. None of our investments are held for trading purposes. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality issuers and highly liquid instruments with effective maturities of less than three years, and an average aggregate portfolio duration of approximately one year. Our entire portfolio is classified as available-for-sale and, as of December 31, 2003, consisted of approximately 93% fixed-rate securities and 7% variable-rate securities. This compares to approximately 84% fixed-rate securities and 16% variable-rate securities at December 31, 2002.

We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their December 31, 2003 levels, we estimate that the fair value of our securities portfolio would decline by approximately $1.1 million. Our estimated exposure at December 31, 2003 is lower than our estimated $1.3 million exposure at December 31, 2002 due to the reduction in size of our overall portfolio. The modeling technique used measures duration risk sensitivity to estimate the potential change in fair value arising from an immediate hypothetical shift in market rates and quantifies the ending fair market value including principal and accrued interest.

Our long-term debt includes a $10.0 million revolving line of credit due June 1, 2005, of which we have drawn down $8.0 million in cash that will need to be repaid. Interest charged on the borrowing is based on LIBOR and is reset in three-month increments based on the date of each original drawdown. As of December 31, 2003, the average annual rate of interest charged on the borrowing was approximately 2.75%.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report on Form 10-K. Condensed supplementary data for each of the quarters in the years ended December 31, 2003 and 2002 are set forth under Note 12 of our financial statements.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Avigen, Inc.

We have audited the accompanying balance sheets of Avigen, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002, the six months ended December 31, 2001, the fiscal year ended June 30, 2001 and for the period from inception (October 22, 1992) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avigen, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, the six months ended December 31, 2001, the fiscal year ended June 30, 2001 and for the period from inception (October 22, 1992) through December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 30, 2004

AVIGEN, INC.
(a development stage company)

BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,384	$7,879
Available-for-sale securities	84,566	99,845
Accrued interest	774	993
Prepaid expenses and other current assets	444	458
Total current assets	88,168	109,175
Restricted investments	11,928	11,500
Property and equipment, net	15,641	18,726
Deposits and other assets	858	1,285
Total assets	$116,595	$140,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,140	$1,156
Accrued compensation and related expenses	477	621
Deferred revenue—current	500	—
Total current liabilities	2,117	1,777
Long-term loan payable	8,000	8,000
Deferred rent	967	852
Deferred revenue	1,625	—

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding, in 2003 and 2002	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized at December 31, 2003 and 2002, and 20,276,394 and 20,100,546 shares issued and outstanding at December 31, 2003 and 2002, respectively	20	20
Additional paid-in capital	236,120	235,337
Accumulated other comprehensive income	402	1,582
Deficit accumulated during development stage	(132,656)	(106,882)
Total stockholders’ equity	103,886	130,057
Total liabilities and stockholders’ equity	$116,595	$140,686

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)

	Year Ended December 31,		Six Months Ended December 31,		Year Ended June 30,	Period from October 22, 1992 (inception) Through December 31, 2003
	2003	2002	2001	2000	2001
				(unaudited)
Revenue	$463	$57	$8	$30	$116	$1,250

Operating expenses:
Research and development	21,805	24,809	11,465	6,173	17,041	108,161
General and administrative	7,399	8,146	3,957	3,159	6,761	43,823
In-license fees	—	—	—	—	—	5,034
Total operating expenses	29,204	32,955	15,422	9,332	23,802	157,018
Loss from operations	(28,741)	(32,898)	(15,414)	(9,302)	(23,686)	(155,768)
Interest expense	(250)	(278)	(204)	(38)	(180)	(2,171)
Interest income	3,282	5,569	4,316	2,860	7,907	25,405
Other expense, net	(65)	(132)	(17)	(4)	(55)	(122)
Net loss	$(25,774)	$(27,739)	$(11,319)	$(6,484)	$(16,014)	$(132,656)
Basic and diluted net loss per common share	$(1.28)	$(1.38)	$(0.57)	$(0.37)	$(0.85)
Shares used in basic and diluted net loss per common share calculation	20,149,214	20,080,998	19,959,941	17,745,484	18,730,437

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

Period from October 22, 1992 (inception) through December 31, 2003
(in thousands, except for share information)

	Preferred Stock		Common Stock		Class B Convertible Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance at October 22, 1992 (inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock at $.004 per share in November and December 1992	—	—	896,062	1	—	—	4	—	—	5
Issuance of common stock at $.554 per share from January to June 1993 for services rendered	—	—	20,316	—	—	—	11	—	—	11
Issuance of common stock at $.004 to $.222 per share from November 1992 to March 1993 for cash	—	—	1,003,406	1	—	—	54	—	—	55
Issuance of Class B common stock at $.004 per share in December 1992 for cash	—	—	—	—	90,293	—	1	—	—	1
Issuance of Series A preferred stock at $4.43 per share from March to June 1993 for cash (net of issuance costs of $410,900)	678,865	1	—	—	—	—	2,595	—	—	2,596
Issuance of Series A preferred stock at $3.85 per share in March 1993 for cancellation of note payable and accrued interest	68,991	—	—	—	—	—	266	—	—	266
Issuance of common stock at $.004 per share in November 1993 pursuant to antidilution rights	—	—	22,869	—	—	—	1	—	—	1
Issuance of Series A preferred stock at $4.43 per share from July to November 1993 for cash and receivable (net of issuance costs of $187,205)	418,284	—	—	—	—	—	1,665	—	—	1,665
Issuance of Series B preferred stock at $5.54 per share in March 1994 for cash (net of issuance costs of $34,968)	128,031	—	—	—	—	—	674	—	—	674
Issuance of Series C preferred stock at $4.87 per share from July 1994 to June 1995 for cash and receivables (net of issuance costs of $259,620)	739,655	1	—	—	—	—	3,344	—	—	3,345
Issuance of Series C preferred stock at $4.87 per share in June 1995 for cancellation of notes payable	35,500	—	—	—	—	—	173	—	—	173
Net loss and comprehensive loss from inception to June 30, 1995	—	—	—	—	—	—	—	—	(8,608)	(8,608)
Balance at June 30, 1995	2,069,326	2	1,942,653	2	90,293	—	8,788	—	(8,608)	184

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2003
(in thousands, except for share information)

	Preferred Stock		Common Stock		Class B Convertible Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Issuance of Series C preferred stock at $4.87 per share in July 1995 for cash (net of issuance costs of $26,000)	41,042	$—	—	$—	—	$—	$174	$—	$—	$174
Issuance of Series D preferred stock at $7.09 per share from October 1995 to February 1996 for cash (net of issuance costs of $25,279)	205,351	—	—	—	—	—	1,430	—	—	1,430
Issuance of Series D preferred stock at $7.09 per share in March 1996 in settlement of accounts payable	22,574	—	—	—	—	—	160	—	—	160
Issuance of common stock at $.004 per share in March 1996 pursuant to antidilution rights	—	—	17,630	—	—	—	1	—	—	1
Issuance of stock options in February 1996 in settlement of certain accrued liabilities	—	—	—	—	—	—	137	—	—	137
Conversion of Class B common stock to common stock	—	—	231,304	1	(90,293)	—	(1)	—	—	—
Issuance of warrants to purchase common stock in connection with 1996 bridge financing in March 1996	—	—	—	—	—	—	300	—	—	300
Conversion of preferred stock to common stock in May 1996	(2,338,293)	(2)	2,355,753	2	—	—	(1)	—	—	(1)
Issuance of common stock at $8.00 per share in connection with the May 1996 initial public offering (net of issuance costs of $798,414 and underwriting discount of $1,500,000)	—	—	2,500,000	2	—	—	17,699	—	—	17,701
Proceeds from exercise of options at $0.44 per share in June 1996	—	—	6,178	—	—	—	3	—	—	3
Repurchase of common stock	—	—	(18,325)	—	—	—	(1)	—	—	(1)
Deferred compensation	—	—	—	—	—	—	164	—	—	164
Amortization of deferred compensation	—	—	—	—	—	—	(128)	—	—	(128)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(4,097)	(4,097)
Balance at June 30, 1996	—	—	7,035,193	7	—	—	28,725	—	(12,705)	16,027

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2003
(in thousands, except for share information)

	Preferred Stock		Common Stock		Class B Convertible Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Issuance of common stock at $8.00 per share in July 1996 in connection with the exercise of underwriters’ over-allotment option (net of underwriting discount of $150,000)	—	$—	250,000	$—	—	$—	$1,850	$—	$—	$1,850
Proceeds from exercise of options at $0.44 to $0.71 per share	—	—	3,387	—	—	—	1	—	—	1
Amortization of deferred compensation	—	—	—	—	—	—	41	—	—	41
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(5,578)	(5,578)
Balance at June 30, 1997	—	—	7,288,580	7	—	—	30,617	—	(18,283)	12,341
Proceeds from exercise of options at $0.44 to $0.71 per share	—	—	17,278	—	—	—	10	—	—	10
Amortization of deferred compensation	—	—	—	—	—	—	41	—	—	41
Compensation expense related to options granted for services	—	—	—	—	—	—	68	—	—	68
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(8,877)	(8,877)
Balance at June 30, 1998	—	—	7,305,858	7	—	—	30,736	—	(27,160)	3,583
Proceeds from exercise of options at $0.44 to $4.31 per share	—	—	181,045	—	—	—	222	—	—	222
Amortization of deferred compensation	—	—	—	—	—	—	41	—	—	41
Issuance of common stock at $2.25–$2.94 per share and warrants in August to September 1998 in connection with a Private Placement (net of issuance cost of $233,584)	—	—	1,306,505	1	—	—	2,734	—	—	2,735
Issuance of common stock at $3.81–$4.88 per share and warrants in December 1998 in connection with a Private Placement (net of issuance cost of $438,183)	—	—	1,367,280	2	—	—	5,195	—	—	5,197
Issuance of common stock at $5.50–$6.00 per share and warrants in February to April 1999 in connection with a Private Placement (net of issuance cost of $1,033,225)	—	—	2,198,210	2	—	—	12,154	—	—	12,156
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(9,611)	(9,611)
Balance at June 30, 1999	—	—	12,358,898	12	—	—	51,082	—	(36,771)	14,323

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2003
(in thousands, except for share information)

	Preferred Stock		Common Stock		Class B Convertible Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Proceeds from exercise of options at $0.44 to $15.50	—	$—	440,259	$1	—	$—	$1,533	$—	$—	$1,534
Proceeds from exercise of warrants at $2.81 to $31.95	—	—	1,017,215	1	—	—	8,427	—	—	8,428
Amortization of deferred compensation	—	—	—	—	—	—	5	—	—	5
Compensation expense related to options granted for services	—	—	—	—	—	—	89	—	—	89
Warrants granted for patent licenses	—	—	—	—	—	—	3,182	—	—	3,182
Warrants granted for building lease	—	—	—	—	—	—	1,738	—	—	1,738
Issuance of common stock at $16.19 to $25.56 per share and warrants in October and November 1999 in connection with a Private Placement (net of issuance cost of $2,804,255)	—	—	2,033,895	2	—	—	37,220	—	—	37,222
Issuance of common stock at $26 per share in April and May 2000 in connection with a Public Offering (net of issuance cost of $2,288,966)	—	—	1,150,000	1	—	—	27,610	—	—	27,611
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(15,039)	(15,039)
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(80)	—	(80)
Comprehensive loss										(15,119)
Balance at June 30, 2000	—	—	17,000,267	17	—	—	130,886	(80)	(51,810)	79,013

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2003
(in thousands, except for share information)

	Preferred Stock		Common Stock		Class B Convertible Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Proceeds from exercise of options at $0.44 to $34.00 per share	—	$—	165,700	$—	—	$—	$869	$—	$—	$869
Proceeds from exercise of warrants at $2.18 to $23.43	—	—	174,255	1	—	—	771	—	—	772
Compensation expense related to options granted for services	—	—	—	—	—	—	336	—	—	336
Issuance of common stock at $37.50 to $45.06 per share in November 2000 Public Offering (net of issuance cost of $4,622,188)	—	—	2,291,239	2	—	—	86,084	—	—	86,086
Issuance of common stock at $47.82 per share in February 2001 pursuant to a collaboration agreement	—	—	313,636	—	—	—	15,000	—	—	15,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(16,014)	(16,014)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	1,120	—	1,120
Comprehensive loss										(14,894)
Balance at June 30, 2001	—	—	19,945,097	20	—	—	233,946	1,040	(67,824)	167,182
Proceeds from exercise of options at $2.13 to $6.75 per share	—	—	11,282	—	—	—	60	—	—	60
Proceeds from exercise of warrants $7.50 per share	—	—	9,955	—	—	—	75	—	—	75
Compensation expense related to options granted for services	—	—	—	—	—	—	179	—	—	179
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(11,319)	(11,319)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	1,173	—	1,173
Comprehensive loss										(10,146)
Balance at December 31, 2001	—	—	19,966,334	20	—	—	234,260	2,213	(79,143)	157,350
Proceeds from exercise of options at $1.875 to $8.525 per share	—	—	34,627	—	—	—	113	—	—	113
Proceeds from exercise of warrants at $7.50 per share	—	—	99,585	—	—	—	747	—	—	747
Compensation expense related to options granted for services	—	—	—	—	—	—	217	—	—	217
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(27,739)	(27,739)
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(631)	—	(631)
Comprehensive loss										(28,370)
Balance at December 31, 2002	—	—	20,100,546	20	—	—	235,337	1,582	(106,882)	130,057

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2003
(in thousands, except for share information)

	Preferred Stock		Common Stock		Class B Convertible Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Proceeds from exercise of options at $2.12 to $6.50 per share	—	—	63,746	—	—	—	242	—	—	242
Proceeds from exercise of warrants at $2.47 to $6.09 per share	—	—	112,102	—	—	—	476	—	—	476
Compensation expense related to options granted for services	—	—	—	—	—	—	65	—	—	65
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(25,774)	(25,774)
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(1,180)	—	(1,180)
Comprehensive loss										(26,954)
Balance at December 31, 2003	—	$—	20,276,394	$20	—	$—	$236,120	$402	$(132,656)	$103,886

See accompanying notes

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,		Six Months Ended December 31,
	2003	2002	2001	2000	Year Ended June 30, 2001	Period from October 22, 1992 (inception) Through December 31, 2003
				(unaudited)
Operating activities
Net loss	$(25,774)	$(27,739)	$(11,319)	$(6,484)	$(16,014)	$(132,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,640	3,136	1,167	309	1,203	12,367
Amortization of deferred compensation	—	—	—	—	—	164
Non-cash rent expense for warrants issued in connection with the extension of the building lease	217	217	109	124	217	832
Amortization of deferred rent	115	294	167	—	278	854
Non-cash compensation expense for common stock, warrants, and stock options issued for services	65	217	179	209	336	1,475
Warrants issued for patent license	—	—	—	—	—	3,182
Changes in operating assets and liabilities:
Accrued interest	219	342	1,066	(1,104)	(1,462)	(590)
Prepaid expenses and other current assets	14	(60)	178	—	(575)	(628)
Deposits and other assets	210	107	26	60	408	(26)
Accounts payable, other accrued liabilities and accrued compensation and related expenses	(160)	(724)	128	(468)	449	2,029
Deferred revenue	2,125	—	—	—	—	2,125
Net cash used in operating activities	(19,329)	(24,210)	(8,299)	(7,354)	(15,160)	(110,872)

Investing activities
Purchases of property and equipment	(555)	(5,049)	(5,492)	(4,540)	(9,666)	(27,711)
Increase in restricted investments	(428)	(1,500)	(3,000)	(3,000)	(3,000)	(11,928)
Purchases of available-for-sale securities	(84,834)	(82,242)	(60,817)	(64,704)	(177,757)	(625,415)
Maturities of available-for-sale securities	98,933	106,809	81,592	37,051	94,825	541,253
Net cash provided by (used in) investing activities	13,116	18,018	12,283	(35,193)	(95,598)	(123,801)

Financing activities
Proceeds from long-term obligations	—	—	3,000	1,000	1,000	10,133
Repayment of long-term obligations	—	—	—	—	—	(1,710)
Proceeds from bridge financing	—	—	—	—	—	1,937
Repayment of bridge financing	—	—	—	—	—	(2,131)
Payments on capital lease obligations	—	—	—	(193)	(237)	(2,154)
Proceeds from sale-leaseback of equipment	—	—	—	—	—	1,927
Proceeds from issuance of preferred stock, net of issuance costs	—	—	—	—	—	9,885
Proceeds from warrants and options exercised	718	860	135	859	1,640	13,551
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	—	—	86,099	101,086	205,619
Net cash provided by financing activities	718	860	3,135	87,765	103,489	237,057

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,		Six Months Ended December 31,
	2003	2002	2001	2000	Year Ended June 30, 2001	Period from October 22, 1992 (inception) Through December 31, 2003
				(unaudited)
Net (decrease) increase in cash and cash equivalents	$(5,495)	$(5,332)	$7,119	$45,218	$(7,269)	$2,384
Cash and cash equivalents, beginning of period	7,879	13,211	6,092	13,361	13,361	—
Cash and cash equivalents, end of period	$2,384	$7,879	$13,211	$58,579	$6,092	$2,384

Supplemental disclosure
Issuance of preferred stock for cancellation of accounts payable, notes payable and accrued Interest	$—	$—	$—	$—	$—	$499
Issuance of stock options for repayment of certain accrued liabilities	$—	$—	$—	$—	$—	$137
Issuance of warrants in connection with bridge Financing	$—	$—	$—	$—	$—	$300
Issuance of warrants in connection with The extension of the building lease	$—	$—	$—	$—	$—	$1,738
Deferred compensation related to stock option Grants	$—	$—	$—	$—	$—	$164
Purchase of property and equipment under capital lease financing	$—	$—	$—	$—	$—	$226
Cash paid for interest	$250	$278	$204	$38	$180	$1,678

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Avigen, Inc. was incorporated on October 22, 1992 in Delaware and is focused on the development of pharmaceutical products for serious and chronic hematological and neurological diseases. We have developed gene delivery technologies that are designed to generate the expression of therapeutic proteins within the body when administered to patients. We are currently enrolling subjects in a phase I clinical trial for Coagulin-B, our gene therapy product candidate for the treatment of hemophilia B, and have filed an IND application with the FDA for approval to initiate a clinical trial for AV201, our gene therapy product candidate for Parkinson’s disease. Since our inception, our activities have consisted principally of acquiring product rights, raising capital, establishing facilities and performing research and development. Accordingly, we are considered to be in the development stage. We operate in a single segment.

At December 31, 2003, we had an accumulated deficit of $132.7 million and expect to continue to incur substantial losses over the next several years while we continue in this development stage. We plan to meet our capital requirements primarily through issuances of equity securities, research and development contract revenue, collaborative agreement revenue, and in the longer term, revenue from approved product sales. We intend to seek additional funding through public or private equity or debt financing, when market conditions allow. There can be no assurance that we will be able to enter into financing arrangements on acceptable terms in the future, if at all.

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

Available-for-Sale Securities

We invest our excess cash balances in marketable securities, primarily corporate debt securities, federal agency obligations, asset-backed securities, and municipal bonds, with the primary investment objectives of preservation of principal, a high degree of liquidity, and maximum total return. In accordance with statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have classified our investments in marketable securities as available-for-sale. Available-for-sale securities are reported at market value and unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive income and as a separate component of stockholders’ equity until realized. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings, and would result in the establishment of a new cost basis for the security.

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

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2003 and 2002, $11.9 million and $11.5 million, respectively, were classified as restricted investments in long term assets, representing the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with these long-term liabilities.

Concentration of Credit Risk

Cash, cash equivalents, available-for-sale securities and restricted investments consist of financial instruments that potentially subject us to concentrations of credit risk to the extent of the value of the assets recorded on the balance sheet. We believe that we have established guidelines for investment of our excess cash that maintain safety and liquidity through our policies on diversification among asset classes and issuers, as well as across investment maturities.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, of in the case of leasehold improvements, over the lesser of the estimated useful lives or the remaining lease terms. The estimated useful lives of our property and equipment range from three to seven years. No impairments of property and equipment were required to be recognized during the years ended December 31, 2003 and 2002, the six months ended December 31, 2001, and the fiscal year ended June 30, 2001.

Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement, disposition, or sale, the cost of the property and equipment disposed of and the related accumulated depreciation are deducted from the accounts, and any resulting gain or loss is credited or charged to operations.

Revenue Recognition

We record revenue associated with up-front license, technology access, and research and development funding payments under collaboration agreements for the development of our product candidates ratably over the relevant periods specified in the agreements, generally the development phase. The development phase can be defined as a specified period of time, however, in certain cases, the collaborative agreement specifies a development phase that culminates with milestone objectives but does not have a fixed date, which requires us to estimate the development period of those product candidates. The estimate of the development period may be revised as additional information is received or actual results differ from expectations. In March 2003, we received a $2.5 million payment from Bayer Corporation under the terms of our collaboration agreement for the development of Coagulin-B, our product candidate for the treatment of hemophilia B. This amount was recorded as deferred revenue and is being recognized ratably over the estimated development period of five years for this product, or approximately $125,000 per quarter. In 2003, we recognized $375,000 as revenue in our statements of operations.

We record grant revenue in the period in which the revenue is earned as defined by the grant agreement. Since our inception, we have recognized approximately $690,000 of grant revenue, which includes amounts earned pursuant to reimbursements under government grants, of which all have come from the National Institutes of Health.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

We record royalty revenue from license agreements as earned in accordance with the contract terms when third-party results can be reliably determined and collectibility is reasonably assured. We have recorded approximately $29,000 in royalty revenue in connection with sales from a third party of products that utilize our AAV technologies over the last three years. These products are sold for research purposes only and were primarily sold within the U.S.

Non-refundable product license fees, including fees associated with research license agreements, for which we have no further performance obligations, and no continuing involvement requirements, are recognized on the earlier of when the payments are received or when collection is assured. We have recorded approximately $155,000 in research license fees since our inception.

Comprehensive Loss

Components of other comprehensive income, including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive income. For all periods presented, we have disclosed comprehensive income in the statement of stockholders’ equity.

Research and Development Expenses

Research and development costs are charged to expense in the period incurred and include related salaries and benefits, laboratory materials, clinical trial and related clinical-trial-manufacturing costs, contract and outside service fees, and facilities and overhead costs. Research and development expenses consist of costs incurred for our independent, as well as our collaborative, research and development activities.

Clinical development costs are a significant component of research and development expenses. We accrue costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with the clinical trial sites. We determine our estimates through discussion with internal clinical personnel and outside service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor clinical trial activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. To date, we have no history of earnings. Therefore, our net deferred tax asset has been fully offset by a valuation allowance.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The computation of basic net loss per share for all periods presented is derived from the information on the face of the statement of operations, and there are no reconciling items in either the numerator or denominator.

Diluted net loss per common share is computed as though all potential common shares that are dilutive were outstanding during the period using the treasury stock method, for the purposes of calculating the weighted-average number of dilutive common shares outstanding during the year. Potential dilutive common shares consist of stock options and warrants. Securities that could have potentially diluted basic earnings per common share, but were

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

excluded from the diluted net loss per common share computation because their inclusion would have been anti-dilutive, were as follows:

	Year Ended December 31,
	2003	2002	Six Months Ended December 31, 2001	Year Ended June 30, 2001
Potential dilutive stock options outstanding	554,852	796,010	949,077	1,351,018
Potential dilutive warrants to purchase common stock outstanding	—	242,086	456,599	772,866
Potential dilutive common shares	554,852	1,038,096	1,405,676	2,123,884
Outstanding securities excluded from the potential dilutive common shares calculation (1)	4,512,838	3,477,720	3,259,131	1,449,496

(1)	For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the NASDAQ National Market for the period.

Impairment of Long-Lived Assets

We regularly evaluate our long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. To date, we have not experienced any such losses.

Reclassifications

We have reclassified certain prior year amounts to conform to our current year’s presentation of restricted investments as a long-term asset and the classification of auction-rate securities as available-for-sale securities instead of cash equivalents. These reclassifications had no impact on our results of operations.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. For public companies, FAS 150 became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on our financial position, cash flows, or results of operations.

Stock-Based Compensation

We have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” and related interpretations, to account for stock options granted to our employees

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

and directors. Under APB 25, using the prescribed intrinsic value method of accounting, no compensation expense is recognized because the exercise price of the stock options equals the market price of the underlying stock on the date of the option grant.

The information regarding net loss and loss per common share as required by FAS 123 has been determined as if we had accounted for our employee stock options under the fair value method prescribed by FAS 123. The resulting effect on net loss and loss per common share pursuant to FAS 123 is not likely to be representative of the effects on net loss and loss per common share pursuant to FAS 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

The following table illustrates the effect on our net loss and loss per common share if we had applied the fair value recognition provisions of FAS 123 to our stock-based employee compensation:

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2003	2002	2001	2001
Net loss—as reported	$(25,774)	$(27,739)	$(11,319)	$(16,014)
Add: Stock-based employee compensation included in reported net loss	28	—	—	—
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(9,941)	(12,202)	(7,282)	(10,134)
Net loss—pro forma	$(35,687)	$(49,941)	$(18,601)	$(26,148)
Net loss per common share basic and diluted—as reported	$(1.28)	$(1.38)	$(0.57)	$(0.85)
Net loss per common share basic and diluted—pro forma	$(1.77)	$(1.99)	$(0.93)	$(1.40)

During the preparation of our Notes to the Financial Statements for the year ended December 31, 2003, we determined that the calculation of total stock-based employee compensation expense determined under the fair-value-based method for the year ended December 31, 2002, the six months ended December 31, 2001 and the fiscal year ended June 30, 2001, as reported in those respective years, inadvertently included data that overstated the expected volatility used in those calculations. Accordingly, the amounts of the total stock-based employee compensation expense determined under the fair-value-based method reported under FAS 123 for the year ended December 31, 2002, the six months ended December 31, 2001 and the year ended June 30, 2001 presented in the table above, and the respective volatilities for those periods presented in the table below, have been revised, resulting in decreases in the previously reported amounts of $2.8 million, $1.6 million, and $2.2 million, respectively. This revision had no effect on our previously reported results of operations or financial condition.

For purposes of disclosure pursuant to FAS 123, as amended by FAS 148, the estimated fair value of our employee stock options is amortized to expense on a straight-line basis over the vesting period of the options. We use the Black-Scholes option valuation model to estimate the fair value of our options on the date of grant. Options that were granted during the years ended December 31, 2003 and 2002, the transition period ended December 31, 2001, and the fiscal year ended June 30, 2001 were valued with the following weighted average assumptions:

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2003	2002	2001	2001
Expected volatility	0.8343	1.0459	1.0616	1.0944
Risk free interest rate	2.97%	4.00%	4.50%	5.50%
Expected life of options in years	5	5	5	5
Expected dividend yield	—	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models, including Black-Scholes, require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock options and warrants are not traded, they have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing option valuation models, including Black-Scholes, do not necessarily provide a reliable single measure of the fair value of our stock options and warrants.

For equity awards to non-employees, including lenders, lessors, and consultants, we also apply the Black-Scholes method to determine the fair value of such investments in accordance with FAS 123 and Emerging Issues

Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services.” The options and warrants granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received or the term of the related financing.

2. Available-for-Sale Securities

The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2003 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,384	$—	$—	$2,384
Corporate debt securities	45,474	232	(25)	45,681
Federal agency obligations	24,813	81	(21)	24,873
Asset-backed and other securities	17,048	134	(3)	17,179
Short-term municipals	2,000	—	—	2,000
Treasury obligations	6,757	9	(5)	6,761
Total	98,476	456	(54)	98,878
Amounts reported as:
Cash and cash equivalents	2,384	—	—	2,384
Restricted investments	11,928	—	—	11,928
Available-for-sale securities	$84,164	$456	$(54)	$84,566

The weighted average maturity of our investment portfolio at December 31, 2003 was 405 days, with $46.3 million carrying an effective maturity of less than twelve months, and $52.5 million carrying an effective maturity between one and three years.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The weighted average maturity of our investment portfolio at December 31, 2002 was 421 days, with $56.3 million carrying an effective maturity of less than twelve months, and $62.9 million carrying an effective maturity between one and three years.

Net realized gains were approximately $444,000 and $822,000 for the years ended December 31, 2003 and 2002, respectively, and $650,000 for the six-month transition period ended December 31, 2001. Net realized gains were not material for the year ended June 30, 2001.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Leasehold improvements	$18,429	$18,450
Laboratory equipment	6,789	6,406
Office furniture and equipment	2,140	2,011
	27,358	26,867
Less accumulated depreciation and amortization	(11,717)	(8,141)
Property and equipment, net	$15,641	$18,726

Total depreciation and amortization expense for the years ended December 31, 2003 and 2002, the six-month transition period ended December 31, 2001, and the year ended June 30, 2001, was $3.6 million, $3.1 million, $1.2 million, and $1.2 million, respectively.

4. Deferred Revenue

In March 2003, we received a $2.5 million payment from Bayer Corporation under the terms of our collaboration agreement for the development of Coagulin-B, our product candidate for the treatment of hemophilia B. This amount was recorded as deferred revenue and is being recognized as revenue in our statements of operations ratably over the estimated development period for this product, which was determined to be five years, or approximately $125,000 per quarter.

5. Loan Payable

In June 2000, we entered into a financing arrangement for construction related activities. Under this arrangement, we had the right to borrow up to $10.0 million through June 1, 2003. This revolving line of credit

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

was amended in June 2002 to extend the expiration date to June 1, 2005, thereby deferring the timetable to repay the principal borrowed for two additional years. Amounts borrowed under this arrangement bear interest at the London Inter-Bank Offered Rate plus 1.5% on the date of each drawdown and this interest rate is subsequently reset every three months. The weighted average interest rate for all outstanding drawdowns on this long-term obligation was 2.75% at December 31, 2003 and 3.11% at December 31, 2002. We have pledged a portion of our portfolio of available-for-sale securities equal to the amount of outstanding borrowings to secure this long-term obligation, and have identified these pledged assets as restricted investments on our balance sheets. As of both December 31, 2003 and 2002, we had borrowed $8 million from the line of credit. Payments of interest only are due monthly through June 1, 2005, at which time a balloon payment of outstanding principal is due. In November 2000, we reserved $2 million in borrowing capacity from the line of credit to secure a letter of credit. The letter of credit was established pursuant to the terms required under a ten-year property lease entered into in November 2000, and was issued in favor of the property owner. As a result of the cash borrowings and the establishment of the letter of credit, we did not have any remaining borrowing capacity under the line of credit at December 31, 2003.

6. Stockholders’ Equity

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

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2003, we had outstanding warrants to purchase shares of common stock as follows:

Number Of Shares	Exercise Price	Issue Date	Expiration Date
13,324	$ 5.36	1995	2005
4,514	$ 7.09	1995	2005
483,794	$ 6.05 – $ 7.50	1999	2004
244,932	$17.81 – $20.63	1999	2004
157,540	$23.43 – $27.96	1999	2004
18,561	$28.12 – $31.95	1999	2004
40,000	$56.00	2000	2005
50,000	$82.00	2000	2005
1,012,665	$ 5.36 – $82.00		2004 – 2005

Shares Reserved for Future Issuance

We have reserved shares of our common stock for future issuance as follows:

December 31, 2003
Stock options outstanding	4,362,442
Stock options available for grant	4,289,623
Warrants to purchase common stock	1,012,665
Shares available for Employee Stock Purchase Plan	360,000
10,024,730

7. Stock Options and Stock Purchase Plan

Employee Stock Option Plans

Under the 1993 Stock Option Plan (the “1993 Plan”), prior to March 1996, incentive and nonqualified stock options could be granted to our key employees, directors and consultants to purchase up to 1,500,000 shares of common stock. Under the 1993 Plan, options could be granted at a price per share not less than the fair market value at the date of grant. In March 1996, the Board determined to grant no further options under the 1993 Plan

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

and adopted the 1996 Equity Incentive Plan. At December 31, 2003, there were options to purchase approximately 36,000 shares outstanding under the 1993 Plan, with no further shares available for grant.

The 1996 Equity Incentive Plan (“1996 Plan”) provides for grants of incentive and nonqualified stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights to our employees, directors and consultants. The Plan originally authorized the grant of options to purchase up to 600,000 shares of common stock. As a result of a series of amendments which were approved by stockholders, prior to December 31, 2003, there were 3,500,000 shares authorized for grant under the 1996 Plan. Under the 1996 Plan, incentive stock options may be granted at a price per share not less than the fair market value at the date of grant, and nonqualified stock options may be granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted generally have a maximum term of 10 years from the grant date and become exercisable over four years. At December 31, 2003, there were options to purchase approximately 1,491,000 shares outstanding under the 1996 Plan and approximately 1,331,000 shares available for grant.

In June 2000, the Board of Directors adopted the 2000 Equity Incentive Plan (“2000 Plan”) which provides for grants of nonqualified stock options, restricted stock purchase awards, and stock bonuses to our employees, directors and consultants to purchase up to 5,000,000 shares of common stock; provided, however, that generally only up to 40% of the shares subject to grants under the 2000 Plan may be made to our directors and officers. Under the 2000 Plan, options may be granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted generally have a maximum term of 10 years from the grant date and become exercisable over four years. At December 31, 2003, there were options to purchase approximately 2,093,000 shares outstanding under the 2000 Plan and approximately 2,906,000 shares available for grant.

Employee Stock Purchase Plan

In September 1997, we adopted the 1997 Employee Stock Purchase Plan (“Purchase Plan”). A total of 360,000 shares of our common stock have been reserved for issuance under the Purchase Plan. As of December 31, 2003, there have been no employee contributions to the Purchase Plan.

Non-employee Stock Options

In July 1995, we granted the Chairman of our Board of Directors an option to purchase 515,248 shares of our common stock at $0.49 per share, exercisable for 10 years from the date of grant. At December 31, 2003, the option was fully vested; however, no part of this option had been exercised. Such grant was made outside of any of our stock option plans.

The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for automatic grants of options to purchase shares of our common stock to our non-employee directors. The Plan originally authorized the grant of options to purchase up to 200,000 shares of common stock. The Directors’ Plan was later amended and approved by stockholders to increase the number of shares available for grant to 300,000 at December 31, 2003. As of December 31, 2003, nonqualified options to purchase approximately 247,000 shares of common stock between $2.00 and $40.75 per share, exercisable for 10 years from the date of grant, have been granted under the Directors’ Plan, of which options to purchase 227,000 shares remained outstanding. At December 31, 2003, there were approximately 53,000 shares available for grant under the Directors’ Plan.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity with regard to all stock options:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at July 1, 2000	2,355,313	$15.05
Granted	1,774,076	20.27
Canceled	(58,130)	23.54
Exercised	(165,700)	5.25
Outstanding at June 30, 2001	3,905,559	17.71
Granted	175,950	12.00
Canceled	(60,410)	16.71
Exercised	(11,282)	5.32
Outstanding at December 31, 2001	4,009,817	17.51
Granted	946,300	8.33
Canceled	(777,002)	24.01
Exercised	(34,627)	3.28
Outstanding at December 31, 2002	4,144,488	14.31
Granted	685,800	3.73
Canceled	(404,100)	16.21
Exercised	(63,746)	3.81
Outstanding at December 31, 2003	4,362,442	12.62

The following table summarizes information with regard to total stock options outstanding under all stock option plans at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.44 – $ .49	525,406	1.56	$0.49	525,406	$0.49
0.71 – 3.53	736,115	8.21	3.35	200,250	2.87
3.63 – 6.30	581,966	6.47	5.40	394,341	5.32
6.31 – 8.53	550,931	8.23	8.15	228,853	7.93
8.62 – 13.02	188,840	7.93	10.24	99,478	10.41
13.65 – 14.63	844,937	7.20	14.60	541,820	14.60
14.95 – 19.31	99,731	6.74	17.67	77,002	17.60
21.47 – 28.00	92,500	6.47	25.61	80,250	25.53
29.00 – 29.00	219,766	6.38	29.00	188,513	29.00
31.00 – 38.19	466,250	6.45	37.43	398,434	.3739
38.88 – 56.00	56,000	6.47	44.33	53,343	44.29
	4,362,442	6.60	$12.62	2,787,690	$14.28

The numbers of options exercisable at December 31, 2002, December 31, 2001, and June 30, 2001 were 2,192,689, 1,569,789, and 1,217,656, respectively, with a weighted average exercise price of $13.33, $12.13, and $9.25, respectively.

In February 2003, in connection with the resignation of two executives, we modified the vesting and expiration terms, but did not extend the maximum contractual term, of certain stock options. These modifications resulted in the recognition of $28,000 in non-cash compensation expense during 2003.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

8. Employee Profit Sharing/401(k) Plan

In January 1996, we adopted a Tax Deferred Savings Plan under Section 401(k) of the Internal Revenue Code (the “Plan”) for all full-time employees. Under the Plan, our eligible employees can contribute amounts to the Plan via payroll withholding, subject to certain limitations. Our matching contributions to the Plan are discretionary and can only be made in cash. Effective July 1, 2001, we began matching 25% of an employee’s contributions up to $2,500 per Plan year. These matching contributions vest ratably over a five-year period based on the employee’s initial hire date. Our matching contributions for all employees for the years ended December 31, 2003 and 2002 and the six-month transition period ended December 31, 2001 were approximately $112,000, $134,000, and $65,000, respectively.

9. Collaboration Agreement

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

In March 2003, under the terms of the collaboration agreement, we received a $2.5 million payment from Bayer in connection with the ongoing development of Coagulin-B, which is discussed further in Note 1.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

10. Commitments

We lease our laboratory, manufacturing, and office facilities and certain equipment under multiple non-cancelable operating lease agreements, which expire at various times through November 2010. Under our two facilities operating leases, we have pledged $2.4 million of our available-for-sale securities to secure letters of credit that serve as deposits that are required under the terms of the leases. Under multiple equipment operating leases, we have pledged $1.5 million of our available-for-sale securities as collateral for the leases. These amounts are included in restricted investments on the balance sheet at December 31, 2003 and December 31, 2002. We have the option to purchase the equipment under these operating leases at the greater of their fair value at the end of the lease or 20% of the original cost.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Operating Lease
Year ending December 31:
2004	$2,503
2005	2,586
2006	2,654
2007	2,544
2008	2,007
Thereafter	2,751
Total non-cancelable lease payments	$15,045

Rent expense for the years ended December 31, 2003 and 2002, the six-month period ended December 31, 2001, and the fiscal year ended June 30, 2001 was $2,441,000, $2,309,000, $1,147,000, and $1,923,000, respectively.

We also enter into commitments to fund collaborative research and clinical work performed by third parties. While these contracts are cancelable, we expect the research studies and clinical work to be completed as defined in the terms of the agreements, and all amounts paid when due. At December 31, 2003 the estimated costs related to these commitments totaled $1,089,000, all of which is expected to be paid within the next twelve to twenty-four months.

11. Income Taxes

Significant components of our deferred tax assets are as follows (in thousands):

	December 31, 2003	December 31, 2002
Net operating loss carryforward	$44,000	$36,700
Research and development credit carryforwards	6,900	5,300
Capitalized research and development	6,300	5,200
Capitalized patents	1,000	1,300
Other	1,400	600
Gross deferred tax assets	59,600	49,100
Unrealized gain on investment	(100)	(600)
Valuation allowance	(59,500)	(48,500)
Net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to our history of losses, a valuation allowance has been provided against the full amount of deferred tax assets due to the uncertainty of realizing any benefits from these assets. The valuation allowance increased by $11,000,000, $12,200,000, $4,620,000, and $8,860,000 for the years ended December 31, 2003 and 2002, the six-month transition period ended December 31, 2001, and the fiscal year ended June 30, 2001, respectively.

Deferred tax assets related to carryforwards at December 31, 2003 include approximately $1,340,000 associated with stock option activity for which any subsequently recognized benefits will be credited directly to stockholder’s equity.

At December 31, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $126,000,000 and $18,600,000, respectively, which expire in 2005 through 2023. At December 31, 2003, we had research and development credit carryforwards for federal and state income tax purposes of approximately $4,700,000 and $2,200,000, respectively, which expire in 2009 through 2023.

Because of the “change in ownership” provisions of the Internal Revenue Code of 1986, utilization of our tax net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

12. Condensed Quarterly Financial Information (Unaudited)

	Year ended December 31, 2003
(amounts in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$30	$128	$140	$165
Net loss	(5,977)	(6,058)	(6,909)	(6,830)
Net loss per share, basic and diluted	(0.30)	(0.30)	(0.34)	(0.34)

	Year ended December 31, 2002
(amounts in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$—	$16	$13	$28
Net loss	(6,947)	(7,164)	(7,110)	(6,518)
Net loss per share, basic and diluted	(0.35)	(0.36)	(0.35)	(0.32)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Our management, with the participation of our chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003 and concluded that they were effective to provide a reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.

Changes in internal controls.    There were no changes in our internal controls over financial reporting during the quarter and year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. The information required by this Item with respect to Directors, including information with respect to audit committee financial experts, is incorporated herein by reference from the information under the caption, “Proposal 1—Election of Directors” appearing in the definitive Proxy Statement to be delivered to Avigen’s stockholders in connection with the solicitation of proxies for Avigen’s 2004 Annual Meeting of Stockholders to be held on May 26, 2004 (the “Proxy Statement”).

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Code of Business Conduct and Ethics

The information required by this Item with respect to our code of ethics is incorporated herein by reference from the section captioned “Proposal 1—Election of Directors—Code of Business Conduct and Ethics” contained in the Proxy Statement.

Item 11.    Executive Compensation

The information required by this Item is set forth in the Proxy Statement under the captions, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.” Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is set forth in the Proxy Statement under the caption “Proposal 2 — Approval of Avigen’s 1996 Non-Employee Directors’ Stock Option Plan, as amended—Equity Compensation Plan Information.” Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is set forth in the Proxy Statement under the heading “Executive Compensation—Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is set forth in the Proxy Statement under the heading “Proposal 3—Ratification of Selection of Independent Auditors.” Such information is incorporated herein by reference.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved our recurring engagements of Ernst & Young LLP for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with such filings; (2) tax advice in preparing for and in connection with the filing of sales and use tax returns; (3) all work required to be performed by Ernst &

Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission; and (4) advice in preparing for the internal control documentation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

(3)	Exhibits

Exhibit Number	Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation
3.1.1(13)	Certificate of Amendment to Certificate of Incorporation
3.2 (1)	Restated Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
10.1(2, 7)	Nonstatutory Stock Option Outside of Plans to Philip J. Whitcome.
10.2(1,2)	1993 Stock Option Plan
10.3 (2 ,17)	1996 Equity Incentive Plan, as amended
10.4(1, 2)	Form of Incentive Stock Option Grant for 1996 Equity Incentive Plan
10.5(1, 2)	Form of Nonstatutory Stock Option Grant for 1996 Equity Incentive Plan
10.6(2, 14)	1996 Non-Employee Directors’ Stock Option Plan, as amended
10.7(2, 4)	1997 Employee Stock Purchase Plan
10.8(1, 2)	Form of Indemnification Agreement between Avigen and its directors and executive officers.
10.9(1)	Form of Common Stock Warrant
10.10(2, 5)	2000 Equity Incentive Plan
10.11(2, 12)	Form of Nonstatutory Stock Option Grant for 2000 Equity Incentive Plan
10.12(1)	Form of Series C Preferred Stock Warrant
10.13(3)	Form of Common Stock and Warrant Purchase Agreement, dated October 29, 1999
10.14(2, 15)	Form of Incentive Stock Option Grant for 1993 Stock Option Plan
10.15(2, 15)	Form of Nonstatutory Stock Option Grant for 1993 Stock Option Plan
10.27(1, 2)	Employment Agreement dated August 10, 1992, between Avigen and John Monahan.
10.29(2, 6)	Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.
10.32(15)	Revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.33(15)	Letter Agreement to the revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.36(2, 8)	Management Transition Plan
10.37(15)	Form of Common Stock Warrant Issued in February 1999 Private Placement.
10.38(4, 11)	Factor IX patent and know-how exclusive license agreement between The Children’s Hospital of Philadelphia and Avigen, dated May 20, 1999.
10.39(9, 11)	License Agreement between Avigen and the University of Florida Research Foundation, Inc., dated November 13, 1992, and its First Amendment, dated March 25, 1996.
10.40(10, 11)	License Agreement, dated March 3, 2000, by and between BTG International Ltd., a British corporation and Avigen
10.41(10)	Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated February 29, 2000
10.43(11, 13)	Agreement between Bayer Corporation and Avigen, dated November 17, 2000

Exhibit Number	Exhibits
10.44(13)	Subscription and Registration Rights Agreement by and between Bayer AG and Avigen, Inc., dated November 17, 2000.
10.45(13)	Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
10.46(13)	First Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
10.47(13)	Second Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.
10.48(15)	Amendment to Agreement between Bayer Corporation and Avigen, dated June 30, 2001.
10.49(16)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.
10.50(16)	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo Bank.
10.51(18)	License Agreement, dated November 21, 2003, by and between University of Colorado and Avigen
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (included on the signature pages hereto)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1(19)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

Keys to Exhibits:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.

(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, as filed with the SEC.

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the SEC.

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-42210) filed with the SEC on July 25, 2000.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC.

(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-12087) filed with the SEC on September 16, 1996.

(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed with the SEC.

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K/A for the year ended June 30, 1999, as filed with the SEC.

(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the SEC.

(11)	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2000, as filed with the SEC on September 27, 2000.

(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC.

(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-56274) filed with the SEC on February 27, 2001.

(15)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2001, as filed with the SEC on September 27, 2001.

(16)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC.

(17)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-90504) filed with the SEC on June 14, 2002.

(18)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(19)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(b)	Reports on Form 8-K

On October 29, 2003, we filed a current report on Form 8-K to furnish under Item 12 the announcement of our financial results for the third quarter of fiscal year 2003, which announcement included our consolidated statements of operations and consolidated balance sheets for the period.

(c)	Exhibits

See Item 15(a)(3) above.

(d)	Financial Statement Schedules

See Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIGEN, INC.
By:	/s/ KENNETH G. CHAHINE Kenneth G. Chahine, Ph.D. President and Chief Executive Officer

Dated: March 9, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth G. Chahine and Philip J. Whitcome, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth G. Chahine Kenneth G. Chahine, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2004

/s/ Thomas J. Paulson Thomas J. Paulson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2004

/s/ Philip J. Whitcome Philip J. Whitcome, Ph.D.	Chairman of the Board	March 9, 2004

/s/ Zola Horovitz Zola Horovitz, Ph.D.	Director	March 9, 2004

/s/ Yuichi Iwaki Yuichi Iwaki, M.D., Ph.D.	Director	March 9, 2004

/s/ John K.A. Prendergast John K.A. Prendergast, Ph.D.	Director	March 9, 2004

/s/ Daniel Vapnek Daniel Vapnek, Ph.D.	Director	March 9, 2004

EXHIBIT INDEX

Exhibit Number	Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation
3.1.1(13)	Certificate of Amendment to Certificate of Incorporation
3.2 (1)	Restated Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
10.1(2, 7)	Nonstatutory Stock Option Outside of Plans to Philip J. Whitcome.
10.2(1, 2)	1993 Stock Option Plan
10.3 (2, 17)	1996 Equity Incentive Plan, as amended
10.4(1, 2)	Form of Incentive Stock Option Grant for 1996 Equity Incentive Plan
10.5(1, 2)	Form of Nonstatutory Stock Option Grant for 1996 Equity Incentive Plan
10.6(2, 14)	1996 Non-Employee Directors’ Stock Option Plan, as amended
10.7(2, 4)	1997 Employee Stock Purchase Plan
10.8(1, 2)	Form of Indemnification Agreement between Avigen and its directors and executive officers.
10.9(1)	Form of Common Stock Warrant
10.10(2, 5)	2000 Equity Incentive Plan
10.11(2, 12)	Form of Nonstatutory Stock Option Grant for 2000 Equity Incentive Plan
10.12(1)	Form of Series C Preferred Stock Warrant
10.13(3)	Form of Common Stock and Warrant Purchase Agreement, dated October 29, 1999
10.14(2, 15)	Form of Incentive Stock Option Grant for 1993 Stock Option Plan
10.15(2, 15)	Form of Nonstatutory Stock Option Grant for 1993 Stock Option Plan
10.27(1, 2)	Employment Agreement dated August 10, 1992, between Avigen and John Monahan.
10.29(2, 6)	Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.
10.32(15)	Revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.33(15)	Letter Agreement to the revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.36(2, 8)	Management Transition Plan
10.37(15)	Form of Common Stock Warrant Issued in February 1999 Private Placement.
10.38(4, 11)	Factor IX patent and know-how exclusive license agreement between The Children’s Hospital of Philadelphia and Avigen, dated May 20, 1999.
10.39(9, 11)	License Agreement between Avigen and the University of Florida Research Foundation, Inc., dated November 13, 1992, and its First Amendment, dated March 25, 1996.
10.40(10, 11)	License Agreement, dated March 3, 2000, by and between BTG International Ltd., a British corporation and Avigen
10.41(10)	Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated February 29, 2000
10.43(11, 13)	Agreement between Bayer Corporation and Avigen, dated November 17, 2000

Exhibit Number	Exhibits
10.44(13)	Subscription and Registration Rights Agreement by and between Bayer AG and Avigen, Inc., dated November 17, 2000.
10.45(13)	Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
10.46(13)	First Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
10.47(13)	Second Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.
10.48(15)	Amendment to Agreement between Bayer Corporation and Avigen, dated June 30, 2001.
10.49(16)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.
10.50(16)	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo Bank.
10.51(18)	License Agreement, dated November 21, 2003, by and between University of Colorado and Avigen
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (included on the signature pages hereto)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1(19)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

Keys to Exhibits:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.

(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, as filed with the SEC.

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the SEC.

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-42210) filed with the SEC on July 25, 2000.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC.

(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-12087) filed with the SEC on September 16, 1996.

(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed with the SEC.

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K/A for the year ended June 30, 1999, as filed with the SEC.

(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the SEC.

(11)	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2000, as filed with the SEC on September 27, 2000.

(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC.

(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-56274) filed with the SEC on February 27, 2001.

(15)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2001, as filed with the SEC on September 27, 2001.

(16)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC.

(17)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-90504) filed with the SEC on June 14, 2002.

(18)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(19)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.