Form 10-Q
period 2004-03-31
AVIGEN INC \DE
filed 2004-05-10
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

(510) 748-7150
(Registrant’s telephone number,
including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 3, 2004, the number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 20,371,938.

AVIGEN, INC.
FORM 10-Q
Quarter Ended March 31, 2004

INDEX

		PAGE

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Balance Sheets at March 31, 2004 and December 31, 2003	3
	Condensed Statements of Operations For three months ended March 31, 2004 and 2003 and the period from October 22, 1992 (inception) through March 31, 2004	4
	Condensed Statements of Cash Flows For three months ended March 31, 2004 and 2003 and the period from October 22, 1992 (inception) through March 31, 2004	5

	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	30
Item 3.	Defaults upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits and Reports on Form 8-K	31
SIGNATURES		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2004	December 31, 2003

	(Unaudited)	(Note 1 )
ASSETS
Current Assets:
Cash and cash equivalents	$2,352	$2,384
Available-for-sale securities	79,337	84,566
Accrued interest	741	774
Prepaid expenses and other current assets	431	444

Total current assets	82,861	88,168
Restricted investments	11,928	11,928
Property and equipment, net	15,004	15,641
Deposits and other assets	804	858

Total assets	$110,597	$116,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$932	$1,140
Accrued compensation and related expenses	1,214	477
Deferred revenue - current	500	500

Total current liabilities	2,646	2,117
Long-term loan payable	8,000	8,000
Deferred rent	998	967
Deferred revenue	1,500	1,625
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 20,371,387 and 20,276,394 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	20	20
Additional paid-in capital	236,924	236,120
Accumulated other comprehensive income	446	402
Deficit accumulated during development stage	(139,937)	(132,656)

Total stockholders’ equity	97,453	103,886

Total liabilities and stockholders’ equity	$110,597	$116,595

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

	Three Months Ended March 31,		Period from October 22, 1992 (inception) Through

	2004	2003	March 31, 2004

Revenue	$150	$30	$1,400
Operating expenses:
Research and development	5,228	5,152	113,389
General and administrative	2,698	1,814	46,521
In-license fees	0	0	5,034

Total operating expenses	7,926	6,966	164,944

Loss from operations	(7,776)	(6,936)	(163,544)
Interest expense	(52)	(60)	(2,223)
Interest income	566	1,023	25,971
Other expense, net	(19)	(4)	(141)

Net loss	$(7,281)	$(5,977)	$(139,937)

Basic and diluted net loss per common share	$(0.36)	$(0.30)

Shares used in basic and diluted net loss per common share calculation	20,324,618	20,121,267

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,		Period from October 22, 1992 (inception) through March 31, 2004

	2004	2003

Operating Activities
Net cash used in operating activities	$(5,525)	$(2,944)	$(116,397)
Investing Activities
Purchases of property and equipment	(263)	(165)	(27,974)
Increase in restricted investments	—	—	(11,928)
Purchases of available-for-sale securities	(34,425)	(11,458)	(659,840)
Maturities of available-for-sale securities	39,698	15,190	580,951

Net cash provided by (used in) investing activities..	5,010	3,567	(118,791)
Financing Activities
Proceeds from long-term obligations	—	—	10,133
Payments on capital lease obligations	—	—	(2,154)
Proceeds from warrants and options exercised	483	66	14,034
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	—	205,619
Other financing activities	—	—	9,908

Net cash provided by financing activities	483	66	237,540
Net (decrease) increase in cash and cash equivalents	(32)	689	2,352
Cash and cash equivalents, beginning of period	2,384	7,879	—

Cash and cash equivalents, end of period	$2,352	$8,568	$2,352

Supplemental disclosure
Issuance of warrants in connection with the extension of the building lease	$—	$—	$1,738
Issuance of warrants in connection with a patent license agreement	$97	$—	$97
Cash paid for interest	$52	$60	$1,730

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.         Interim Financial Statements

            Our accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included.  Operating results reported for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2004.  These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

            The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.         Stock-Based Compensation

            The information regarding net loss and loss per common share as required by FAS 123 “Accounting for Stock-Based Compensation” has been determined as if we had accounted for our employee stock options under the fair value method prescribed by FAS 123.  The resulting effect on net loss and loss per common share pursuant to FAS 123 is not likely to be representative of the effects on net loss and loss per common share pursuant to FAS 123 in future years, since future years are likely to include additional grants and the variable impact of future years’ vesting.

            The following table illustrates the effect on our net loss and loss per common share if we had applied the fair value recognition provisions of FAS 123 to our stock-based employee compensation (in thousands, except for per share data):

	Three Months Ended March 31,

	2004	2003

Net loss - as reported	$(7,281)	$(5,977)
Add: Stock-based employee compensation included in reported net loss	220	28
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(3,264)	(3,125)

Net loss - pro forma	$(10,325)	$(9,074)

Net loss per common share basic and diluted - as reported	$(0.36)	$(0.30)

Net loss per common share basic and diluted - pro forma	$(0.51)	$(0.45)

     During the preparation of our Notes to the Financial Statements for the year ended December 31, 2003, we determined that the calculation of total stock-based employee compensation expense determined under the fair-value-based method for the period ended March 31, 2003, as reported in that period, inadvertently included data that overstated the expected volatility used in the calculation.  Accordingly, the amount of the total stock-based employee compensation expense determined under the fair-value-based method reported under FAS 123 for the period ended March 31, 2003 presented in the table above, and the respective volatility for the period presented in the table below, has been revised, resulting in decreases in the previously reported amount of $625,000.  This revision had no effect on our previously reported results of operations or financial condition.

            For purposes of disclosure pursuant to FAS 123, as amended by FAS 148, the estimated fair value of our employee stock options is amortized to expense over the vesting period of the options.  We use the Black-Scholes option valuation model to estimate the fair value of our options on the date of grant.  Options that were granted during the three months ended March 31, 2004 and 2003 were valued with the following weighted average assumptions:

	Three Months Ended March 31,

	2004	2003

Expected volatility	0.8271	0.9017
Risk free interest rate	2.99%	3.00%
Expected life of options in years	5	5
Expected dividend yield	—	—

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

            For equity awards to non-employees, including lenders, lessors and consultants, we also apply the Black-Scholes method to determine the fair value of such investments in accordance with FAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services.”  The options and warrants granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received or the term of the related financing.

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

     Restricted Investments

            At March 31, 2004 and December 31, 2003, $11.9 million was classified as restricted investments in long-term assets, representing the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with a financing arrangement, equipment operating leases, and two letters of credit serving as deposits in connection with a building lease.

            The following is a summary of cash, restricted investments, and available-for-sale securities as of March 31, 2004 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$2,352	$—	$—	$2,352
Corporate debt securities	42,004	282	(3)	42,283
Federal agency obligations	22,345	73	(4)	22,414
Asset-backed and other securities	18,146	98	(3)	18,241
Short-term municipals	6,250	—	—	6,250
Treasury obligations	2,073	4	—	2,077

Total double	$93,170	$457	$(10)	$93,617

Amounts reported as:
Cash and cash equivalents	2,352	—	—	2,352
Restricted investments	11,928	—	—	11,928
Available-for-sale securities	78,891	456	(10)	79,337

Total	$93,171	$456	$(10)	$93,617

     The weighted average maturity of our investment portfolio at March 31, 2004 was 409 days, with $42.1 million carrying an effective maturity of less than twelve months, and $51.5 million carrying an effective maturity between one and three years.

The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2003 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$2,384	$—	$—	$2,384
Corporate debt securities	45,474	232	(25)	45,681
Federal agency obligations	24,813	81	(21)	24,873
Asset-backed and other securities	17,048	134	(3)	17,179
Short-term municipals	2,000	—	—	2,000
Treasury obligations	6,757	9	(5)	6,761

Total	$98,476	$456	$(54)	$98,878

Amounts reported as:
Cash and cash equivalents	2,384	—	—	2,384
Restricted Investments	11,928	—	—	11,928
Available-for-sale securities	84,164	456	(54)	84,566

Total	$98,476	$456	$(54)	$98,878

            The weighted average maturity of our investment portfolio at December 31, 2003 was 405 days, with $46.3 million carrying an effective maturity of less than twelve months, and $52.5 million carrying an effective maturity between one and three years.

4.         Stockholders’ Equity

            We received $108,900 in cash proceeds related to the exercise of warrants for 18,000 shares of common stock.

            In March 2004, the exercise period for stock options for 427,500 shares of common stock were extended and as a result we recorded a non-cash stock compensation expense of $220,000.

5.         Deferred Revenue

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

6.         Comprehensive Loss

            Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”

	Three Months Ended March 31,

(Amounts in thousands)	2004	2003

Net loss	$(7,281)	$(5,977)
Net unrealized gain (loss) on available-for-sale securities	44	(181)

Comprehensive loss	$(7,237)	$(6,158)

7.         Basic and Diluted Net Loss Per Common Share

            Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  The computation of basic net loss per common share for all periods presented is derived from the information on the face of the statement of operations, and there are no reconciling items in either the numerator or denominator.

            Diluted net loss per common share is computed as though all potential common shares that are dilutive were outstanding during the period using the treasury stock method, for purposes of calculating the weighted-average number of dilutive common shares outstanding during the year.  Potential dilutive common shares consist of stock options and warrants.  Securities that could have potentially diluted basic earnings per common share, but were excluded from the diluted net loss per common share computation because their inclusion would have been anti-dilutive, were as follows:

	Three Months Ended March 31,

	2004	2003

Potential dilutive stock options outstanding	925,148	538,532
Potential dilutive warrants to purchase common stock outstanding	2,481	21,040

Potential dilutive common shares	927,629	559,572

Outstanding securities excluded from the potential dilutive common shares calculation (1)	3,798,119	4,502,241

(1)  For purpose of computing the potential dilutive common shares, we excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the NASDAQ National Market for the period.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis of financial conditions and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

            This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include, but are not limited to, statements about future events and results regarding our drug development programs, clinical trials, sources of revenue, receipt of regulatory approvals, expense savings and cash burn rate resulting from the implementation of our strategic plan, capital needs, intellectual property, and other events.  In some cases, you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “predict,” “potential,” and similar expressions which imply that the statements relate to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in greater detail under the heading “Risk Factors” below and elsewhere in this report.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.

Overview

            We are focused on developing pharmaceutical products for the treatment of serious and chronic hematological and neurological diseases. We have developed proprietary DNA-based drug delivery technologies, including our proprietary gene-delivery platform based on adeno-associated virus (AAV) vectors. We are using our DNA-based drug delivery technologies to develop products designed to treat diseases that are difficult to treat using conventional pharmaceutical drugs.

            In January 2004, we enhanced our senior management team with expertise in neurology and small molecules, as part of an ongoing strategy to accelerate the progress of our product development programs.  We believe that with these additions, our current management team has a complementary breadth of industry experience to carry forward a wide range of product development programs that include gene-based drugs, proteins and small molecules.  In March 2004, Kenneth Chahine was appointed as our Chief Executive Officer, President and a director following the resignation of John Monahan from these positions.  Dr. Chahine previously served as our Chief Operating Officer since July 2002.

            The regulatory environment for gene therapy remains challenging. Our hemophilia program has faced numerous delays, and has progressed much more slowly than is common for conventional pharmaceutical drug candidates. We are currently evaluating how to address the issues we have experienced in this trial. We see this heightened level of scrutiny and review of gene therapy trials continuing for the foreseeable future, and we are working with regulatory agencies to address their concerns and improve the overall pace of all our clinical development programs. We are also focusing our new product evaluation process toward product candidates that target life-threatening chronic diseases with a risk-benefit profile that we believe favors a more accelerated subject enrollment pace and faster clinical development timelines.

            We have increased our therapeutic focus on neurological diseases with out product candidates AV201 for Parkinson’s disease and AV333 for neuropathic pain. Although AAV vector-based technologies remain a strong core competency, we are developing AV333 as a non-viral DNA-based drug. In addition, we are considering opportunities outside the gene therapy field and are evaluating several validated small molecule opportunities in the fields of hematological and neurological disorders in order to broaden out portfolio of development candidates.

            We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities and will continue to seek additional future funding through similar financings, when market conditions allow.  We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future.  We expect our source of revenue, if any, for the next several years to consist of payments under collaborative arrangements with third parties, government grants, and license fees.  We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials.  There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenues for profitability.  At March 31, 2004 we had an accumulated deficit of $139.9 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $93.6 million.  We believe that our capital resources at March 31, 2004 will be adequate to fund our current operating needs over the next three years.

Critical Accounting Policies

            Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, valuation of investments in financial instruments, impairment of property and equipment, and research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

            Clinical development costs are a significant component of research and development expenses.  We accrue costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with the clinical trial sites.  We determine our estimates through discussions with internal clinical personnel and outside service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities.  We monitor clinical trial activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Results of Operations

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Revenue

(Dollars in thousands)	Three Months Ended March 31,

	2004	2003

Revenue	$150	$30
Percentage increase over prior period	400%

            During the three months ended March 31, 2004, revenue primarily consisted of the recognition of deferred revenue from the $2.5 million payment received from Bayer in March 2003.  This payment from Bayer is being recognized ratably over the estimated development period of our hemophilia B product candidate, which was estimated at five years from the date of the payment, resulting in revenue recognition of $125,000 per quarter beginning with the second quarter of 2003.  During the three-month periods ended March 31, 2004 and 2003, research license fees totaled $24,000 and $28,000, respectively.  Research license agreements allow the licensee to make or use products using our patented

AAV technologies for research purposes only, and do not allow for the use of our technologies in products for commercial sale. These licenses usually include initiation fees and annual maintenance fees.  During the three-month periods ended March 31, 2004 and 2003, royalty revenue totaled $1,200 and $2,000, respectively, all of which was attributed to a single royalty license that was entered into in July 2000, which allows for the development, manufacture, use and commercial sale of products using our patented AAV technologies.

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

            During the three-month periods ended March 31, 2004 and 2003, our research and preclinical development expenses included activities for our development programs for hemophilia, Parkinson’s disease, neuropathic pain, and other neurological targets, and our clinical development expenses included activities to support our development programs for Coagulin-B and our product candidate for the treatment of advanced Parkinson’s disease, AV201.

            We estimate that the costs associated with these two categories approximate the following (in thousands):

	Three Months Ended March 31,		Percentage increase over prior year

	2004	2003

Research and preclinical development	$3,434	$3,021	14%
Clinical development	1,794	2,131	(16)%
Total research and development expenses	$5,228	$5,152	(2)%

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

            The increase of $413,000 in our research and preclinical development expenses in the first quarter of 2004, compared to the first quarter of 2003, was primarily due to changes in costs for the following:

•

higher expenditures for services from third-party collaborators associated with our preclinical animal studies of $235,000, primarily related to our work with Parkinson’s disease and chronic neuropathic pain, but also including additional work related to our hemophilia program,

•

higher facilities-related expenses of $248,000, related to the rise in costs under the new building lease that went into effect in June 2003 and an increase in the allocation of space to research and preclinical activities, and

•	higher personnel-related expenses of $157,000, related to higher average salaries in 2004 compared to 2003,

            partially offset by:

•

lower materials expenses of $124,000, reflecting the benefits of operating efficiencies we have implemented over the last year in the production of our AAV vectors and the general decline in the amounts of AAV vectors needed to be produced to support our on-going research, and

•	severance expenses of $101,000, paid to an executive in February 2003, compared to no severance expenses in the first quarter of 2004

            The decrease of $337,000 in our clinical development expenses for the first quarter of 2004, compared to the first quarter of 2003, was primarily due to changes in costs for the following:

•

lower materials expenses of $227,000, reflecting lower levels of materials consumed for the production of clinical grade AAV vectors due to the delayed needs of our development programs at the clinical development stage,

•	severance expenses of $136,000, paid to an executive in February 2003, compared to no severance expenses in the first quarter of 2004, and

•	lower facilities and other expenses of $64,000,

            partially offset by,

•

higher expenditures to third-party collaborators associated with treating and monitoring subjects in our clinical trial of $91,000, reflecting an increase in costs for recruiting, screening, treating and monitoring patients in our clinical development programs.

            Total research and development expenses for the three months ended March 31, 2004 were lower than management expected due to delays in treating new patients in our Coagulin-B clinical trial and the delay in the anticipated initiation of a clinical trial for AV201.  We believe regulatory approvals and patient scheduling and coordination will continue to be factors that could cause delays in the progress in our clinical trials; however, we do expect to expand our development activities for our preclinical and clinical development programs.  As a result, we expect our total research and development spending for the full-year ending December 31, 2004 to increase over our fiscal-year 2003 levels as we conduct our clinical trial activities and to the extent we enhance our manufacturing capabilities and expand our research and development programs for additional product candidates.

     General and Administrative Expenses

(Dollars in thousands)
	Three Months Ended March 31,

	2004	2003

General and administrative expenses	$2,698	$1,814
Percentage increase over prior period	49%

            The increase in general and administrative expenses between the three months ended March 31, 2004 and 2003 was primarily due to accrued severance of approximately $900,000 in connection with the resignation of John Monahan in March 2004.  This accrued severance includes scheduled salary and benefits payments of approximately $680,000 through December 2005 and a non-cash charge of approximately $220,000 related to the extension of the exercise period through December 2007 for certain stock options.  The increase in general and administrative expenses for the three months ended March 31, 2004, compared to the same period in 2003, also reflected a rise in other personnel-related expenses of $60,000, which was partially offset by lower depreciation of $40,000 and lower professional service expenses for legal support and information technology consulting of $40,000.

            We expect our general and administrative expenses to be higher for the fiscal-year ending December 31, 2004 above that of 2003 as a result of the accrued CEO severance, but to otherwise remain steady with 2003 levels.

     Interest Income

(Dollars in thousands)
	Three Months Ended March 31,

	2004	2003

Interest Income	$566	$1,023
Percentage change over prior period	(45)%

            Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt.  The decline in interest income for the three months ended March 31, 2004 as compared to the same period in 2003 was primarily due to the decrease in outstanding interest-bearing cash and securities balances due to resources having been used to fund our on-going operations during the last year, as well as the general decline in market interest rates between the two periods.

Liquidity and Capital Resources

            Since our inception in 1992, cash expenditures have significantly exceeded our revenue.  We have funded our operations primarily through public offerings and private placements of our equity securities. Subsequent to our initial public offering in May 1996, we have raised $189 million from private placements and public offerings of our common stock and warrants to purchase our common stock, and we received $2.5 million in research support from Bayer Corporation in March 2003.

            In addition to funding our operations through sales of our common stock, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with third parties to conduct research and development and using consultants, where appropriate. We expect to incur additional future expenses, resulting in significant additional cash expenditures, as we continue to expand our research and development activities and undertake additional preclinical studies and clinical trials of our product candidates. We also expect to incur substantial additional expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

            At March 31, 2004, we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $93.6 million, compared to approximately $98.9 million at December 31, 2003.  At March 31, 2004 and December 31, 2003, $11.9 million was pledged to secure certain long-term liabilities.  At March 31, 2004, these long-term liabilities included $10.0 million for our line of credit, $1.5 million for equipment operating leases, and approximately $428,000 for letters of credit which serve as security deposits on our building lease.  Our restricted investments are reported as a long-term asset and would not be considered a current source of additional liquidity.

            Our commitments under leases and other obligations as of March 31, 2004 was not materially different from that as of December 31, 2003. As of December 31, 2003, we had commitments under leases and other obligations totaling $ 24.1 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on From 10-K filed with the SEC on March 15, 2004.

            During the three months ended March 31, 2004, net cash used in operating activities was $5.5 million.  The cash used in operating activities was primarily used to support our internal research and development activities, as well as preclinical studies and clinical trials performed by third parties.  The level of cash used for operating activities during the quarter ended March 31, 2004 was in line with management’s expectations.

            During the three months ended March 31, 2003, net cash used in operating activities was $2.9 million.  The cash used in operating activities was primarily used to support our internal research and development activities, as well as preclinical studies and clinical trials performed by third parties and also included the receipt of a $2.5 million payment from Bayer Corporation in March 2003, which was recorded as deferred revenue.  The level of cash used for operating activities during the quarter ended March 31, 2003 was in line with management’s expectations

            During the three months ended March 31, 2004, $5.0 million and $483,000 was provided by investing and financing activities, respectively.  The cash provided by investing activities consisted primarily of maturities, net of purchases, of available-for-sale securities, offset to a small degree by purchases of property and equipment of $263,000. The cash provided by financing activities consisted of proceeds from the exercise of stock options and warrants during the period.

            We believe that we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products.  We believe that our capital resources at March 31, 2004 will be adequate to fund our current operating needs over the next three years.  However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change.  Our future operating and capital requirements will depend on many factors, including:

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

We expect to continue to operate at a loss and we may never achieve profitability

            Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability.  To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of March 31, 2004, we had an accumulated deficit of $139.9 million. Developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully complete development of our proposed products, obtain required regulatory approvals and manufacture and market our products directly or through business partners.

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

            The success of our technology in animal models does not guarantee that the same results will be replicated in humans

            Even though our product candidates have shown successful results in mouse, dog, and non-human primate models, animals are different than humans and results in animal models may not be replicated in our clinical trials with humans. For example, while the results of our gene therapy treatment for hemophilia B were favorable and demonstrated sustained long-term expression in both dogs and mice for multiple years, the one human subject who demonstrated therapeutic levels of circulating factor IX when given a comparable dose size to that used in the successful animal studies was not able to sustain steady factor IX expression beyond five weeks.  In addition, this human subject experienced a mild, temporary elevation of two liver enzymes, which was not seen in any of the animal models.  Further, we have observed an immune system response in subjects treated with Coagulin-B that was not observed in the animal models, which we have not yet been able to, and may not be able to, adequately address.  Consequently, you should not rely on the results in any of our animal models as being predictive of the results that we will see in our clinical trials with humans.

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

            Our stock price is also influenced by public perception.  For example, in January 2003, a report of serious adverse events in a retroviral trial for infants with severe combined immune deficiency (SCID) in France and subsequent FDA actions putting related trials on hold in the United States had a significant impact on the public perception and stock price of all companies involved in gene therapy.  Avigen’s stock declined despite the fact that we do not work with retroviruses or with infants with SCID and our clinical trial was not affected by the FDA’s actions in this case.

            Other potential adverse events in the field of gene therapy may occur in the future that could result in greater governmental regulation of our potential products and potential regulatory delays relating to the testing or approval of our potential products.

AAV technology is new and developing rapidly; there is limited clinical data and new information may arise which may cause delays in designing our protocols, submitting applications that satisfy all necessary regulatory review requirements, and ultimately completing the clinical trials of our products

            Clinical trials are governed by regulations enforced by the FDA. Our technology is fairly new, and we have limited historical data from preclinical studies or clinical trials that are often necessary to satisfy the FDA’s regulatory review process. In addition, as new information about the technology becomes available, it may change perceptions of previously accepted data, which could require additional periods of time to review and interpret these data.  For example, while animals in preclinical studies do not appear to develop antibodies to the AAV vector or the expressed protein, further clinical testing is required to confirm to what extent our product candidates might cause human patients to develop antibodies to these potential products or the proteins produced by these potential products.  Such antibodies could make our product ineffective or lead to unwanted side effects. In addition, we have observed in our clinical trial, the mild, temporary elevation of two liver enzymes, which were not seen in any of the animal models and the inability to sustain steady factor IX expression beyond five weeks. Consequently, we may encounter deficiencies in the design or application stages while developing our clinical trial studies, or in the subsequent implementation stages of such studies, which could cause us or the FDA to delay, suspend or terminate our trials at any time.

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

If we are able to bring our potential products to market, we continue to face a number of risks including our inexperience in marketing or selling our potential products, the acceptance of gene therapy products by physicians and insurers, our ability to price our products effectively and to obtain adequate reimbursement for sales of our products.

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

We may need to secure additional financing to complete the development and commercialization of our products

            We anticipate that our existing capital resources as of March 31, 2004, will be adequate to fund our needs for at least the next three years. However, we may require additional funding to complete the research and development activities currently contemplated and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

Our stock price is volatile, and as a result investing in our common stock is very risky

            From March 31, 2002 to April 30, 2004, our stock price has fluctuated between a range of $11.20 and $2.75 per share.  In addition, in recent years, the stock market in general, and the shares of biotechnology and health care companies in particular, have experienced extreme price fluctuations. We believe that in addition to broad market and industry fluctuations that may cause the market price of our common stock to decline dramatically, various other factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

            Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003, have not changed significantly.

Item 4. Controls and Procedures

            Evaluation of disclosure controls and procedures.  Our management, with the participation of our chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004 and concluded that they were effective to provide a reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

            Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            As of April 30, 2004, we were not involved in any material legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

            On March 30, 2004, Avigen issued a total of 18,000 shares of its common stock at an aggregate purchase price of $108,900 upon the exercise of warrants previously sold in a private placement.  These shares were issued to Iwaki and Associates, an entity controlled by Yuichi Iwaki, one of Avigen’s directors, in reliance on Section 4(2) under the Securities Act, in that they were issued to the original purchaser of the warrants. The purchaser represented, in connection with the original purchase of the warrants, that it was an accredited investor as defined in the Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

            Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved our recurring engagements of Ernst & Young LLP for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with such filings; (2) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission; (3) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our planned filing with the Securities and Exchange Commission of a Form S-8 to register 250,000 shares of the Company’s common stock pursuant to the amendment to the Company’s 1996 Non-Employee Director’s Stock Option Plan to be approved at the Company’s upcoming annual meeting of stockholders; and (4) advice in preparing for the internal control documentation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
4.1*	Specimen Common Stock Certificate
10.52	Separation Agreement dated March 8, 2004 between Avigen and John Monahan
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
**

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (Commission file number 0-28272), as filed with the SEC on February 13, 2001.

(b) Reports on Form 8-K

            On February 11, 2004, we filed a current report on Form 8-K to furnish under Item 12 the announcement of our financial results for the quarter and year ended December 31, 2003, which announcement included our consolidated statements of operations and consolidated balance sheets for the periods presented.

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIGEN, INC.

Date: May 7, 2004	By:	/s/ KENNETH G. CHAHINE

Kenneth G. Chahine Chief Executive Officer and President

Date: May 7, 2004	By:	/s/ THOMAS J. PAULSON

Thomas J. Paulson Vice President Finance, Chief Financial and Accounting Officer, and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
4.1*	Specimen Common Stock Certificate
10.52	Separation Agreement dated March 8, 2004 between Avigen and John Monahan
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
**

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (Commission file number 0-28272), as filed with the SEC on February 13, 2001.