Form 10-Q
period 2004-06-30
AVIGEN INC \DE
filed 2004-08-09
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     As of August 3, 2004, the number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 20,371,938.

AVIGEN, INC.
FORM 10-Q
Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2004	December 31, 2003

	(Unaudited)	Note 1
ASSETS
Current Assets:
Cash and cash equivalents.	$2,416	$2,384
Available-for-sale securities	72,774	84,566
Accrued interest	806	774
Prepaid expenses and other current assets	456	444

Total current assets	76,452	88,168
Restricted investments	11,928	11,928
Property and equipment, net	14,190	15,641
Deposits and other assets	749	858

Total assets	$103,319	$116,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$1,131	$1,140
Accrued compensation and related expenses	1,146	477
Deferred revenue – current	—	500

Total current liabilities	2,277	2,117
Long-term loan payable	8,000	8,000
Deferred rent	1,028	967
Deferred revenue	—	1,625
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 20,371,938 and 20,276,394 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	20	20
Additional paid-in capital	236,928	236,120
Accumulated other comprehensive income	(484)	402
Deficit accumulated during development stage	(144,450)	(132,656)

Total stockholders’ equity	92,014	103,886

Total liabilities and stockholders’ equity	$103,319	$116,595

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

					Period from October 22, 1992 (inception) through June 30, 2004

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Revenue	$2,002	$128	$2,152	$158	$3,402
Operating Expenses:
Research and development	4,963	5,239	10,062	10,391	118,223
General and administrative	1,944	1,737	4,771	3,551	48,594
In-license fees	—	—	—	—	5,034

Total operating expenses	6,907	6,976	14,833	13,942	171,851

Loss from operations	(4,905)	(6,848)	(12,681)	(13,784)	(168,449)
Interest expense	(55)	(59)	(107)	(119)	(2,278)
Interest income	481	880	1,047	1,903	26,452
Other expense, net	(34)	(31)	(53)	(35)	(175)

Net loss	$(4,513)	$(6,058)	$(11,794)	$(12,035)	$(144,450)

Basic and diluted net loss per common share	$(0.22)	$(0.30)	$(0.58)	$(0.60)

Shares used in basic and diluted net loss per common share calculation …	20,371,852	20,124,765	20,348,763	20,122,758

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from October 22, 1992 (inception) Through June 30, 2004 )
	Six Months Ended June 30,

	2004	2003

Operating Activities
Net cash used in operating activities	$(11,013)	$(7,617)	$(121,885)
Investing Activities
Purchases of property and equipment	(346)	(209)	(28,057)
Increase in restricted investments	—	(428)	(11,928)
Purchases of available-for-sale securities	(12,375)	(39,486)	(637,790)
Maturities of available-for-sale securities	23,281	45,559	564,534

Net cash provided by (used in) investing activities	10,560	5,436	(113,241)
Financing Activities
Proceeds from long-term obligations	—	—	10,133
Proceeds from warrants and options exercised	485	66	14,036
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	—	205,619
Other financing activities	—	—	7,754

Net cash provided by financing activities	485	66	237,542
Net increase (decrease) in cash and cash equivalents	32	(2,115)	2,416
Cash and cash equivalents, beginning of period	2,384	7,879	—

Cash and cash equivalents, end of period	$2,416	$5,764	$2,416

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Interim Financial Statements

          Our accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included.  Operating results reported for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2004.  These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

          The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Reclassifications

          We have reclassified certain operating expenses for the quarter ended March 31, 2004 between research and development and general and administrative to reflect the change in use of certain facilities as of January 1, 2004. These reclassifications had no impact on our results of operations.

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

          The following table illustrates the effect on our net loss and loss per common share if we had applied the fair value recognition provisions of FAS 123 to our stock-based employee compensation (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net Loss - as reported	$(4,513)	$(6,058)	$(11,794)	$(12,035)
Add: Stock-based employee compensation	—	—	220	28
Less: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(1,613)	(2,312)	(4,877)	(5,434)

Net loss - pro forma	$(6,126)	$(8,370)	$(16,451)	$(17,441)

Net loss per common share basic & diluted - as reported	$(0.22)	$(0.30)	$(0.58)	$(0.60)

Net loss per common share basic & diluted - pro forma	$(0.30)	$(0.42)	$(0.81)	$(0.87)

          During the preparation of our Notes to the Financial Statements for the year ended December 31, 2003, we determined that the calculation of total stock-based employee compensation expense determined under the fair-value-based method for the three- and six-month periods ended June 30, 2003, as reported in that period, inadvertently included data that overstated the expected volatility used in the calculation.  Accordingly, the amount of the total stock-based employee compensation expense determined under the fair-value-based method reported under FAS 123 for the three- and six-month periods ended June 30, 2003 presented in the table above, and the respective volatility for the period presented in the table below, have been revised, resulting in decreases in the previously reported amounts of $983,000 and $1.2 million, respectively.  This revision had no effect on our previously reported results of operations or financial condition.

          For purposes of disclosure pursuant to FAS 123, as amended by FAS 148, the estimated fair value of our employee stock options is amortized to expense over the vesting period of the options.  We use the Black-Scholes option valuation model to estimate the fair value of our options on the date of grant.  Options that were granted during the three and six months ended June 30, 2004 and 2003 were valued with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Expected volatility	0.8212	0.8996	0.8242	0.9007
Risk free interest rate	3.72%	2.91%	3.36%	2.74%
Expected life of options in years	5	5	5	5
Expected dividend yield	—	—	—	—

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

     Restricted Investments

          At June 30, 2004 and December 31, 2003, $11.9 million was classified as restricted investments in long-term assets, representing the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with a financing arrangement, equipment operating leases, and two letters of credit serving as deposits in connection with a building lease.

          The following is a summary of cash, restricted investments, and available-for-sale securities as of June 30, 2004 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$2,416	$—	$—	$2,416
Corporate debt securities	40,138	21	(214)	39,945
Federal agency obligations	24,322	—	(269)	24,053
Asset-backed and other securities	12,438	31	(29)	12,440
Short-term municipals	3,300	—	—	3,300
Treasury obligations	4,988	2	(26)	4,964

Total	$87,602	$54	$(538)	$87,118

Amounts reported as:
Cash and cash equivalents	2,416	—	—	2,416
Restricted investments	11,928	—	—	11,928
Available-for-sale securities	73,258	54	(538)	72,774

Total	$87,602	$54	$(538)	$87,118

          The weighted average maturity of our investment portfolio at June 30, 2004 was 426 days, with $42.9 million carrying an effective maturity of less than twelve months, and $44.2 million carrying an effective maturity between one and three years.

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

          The weighted average maturity of our investment portfolio at December 31, 2003 was 405 days, with $46.3 million carrying an effective maturity of less than twelve months, and $52.6 million carrying an effective maturity between one and three years.

4.       Deferred Revenue

          In March 2003, we received a $2.5 million payment from Bayer Corporation under the terms of our collaboration agreement for the development of Coagulin-B, our product candidate that we were developing for the treatment of hemophilia B, involving administration to the liver.  This amount was recorded as deferred revenue and was being recognized as revenue ratably over the estimated development period for this product, which was determined to be five years, or approximately $125,000 per quarter.

          In May 2004, we announced the suspension of patient enrollment in our phase I clinical trial involving the administration of Coagulin-B to the liver.  This resulted in the termination of the development of the liver-targeted product candidate associated with the March 2003 Bayer payment.  As a result, we accelerated the recognition of the remaining $2.0 million of deferred revenue in our statements of operations during the quarter ended June 30, 2004.

5.       Comprehensive Loss

          Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”

	Three Months Ended June 30,		Six Months Ended June 30,

(Amounts in thousands)	2004	2003	2004	2003

Net loss	$(4,513)	$(6,058)	$(11,794)	$(12,035)
Net unrealized loss on available-for-sale securities	(930)	(256)	(886)	(437)

Comprehensive loss	$(5,443)	$(6,314)	$(12,680)	$(12,472)

6.       Basic and Diluted Net Loss Per Common Share

          Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  The computation of basic net loss per common share for all periods presented is derived from the information on the face of the statement of operations, and there are no reconciling items in either the numerator or denominator.

          Diluted net loss per common share is computed as though all potential common shares that are dilutive were outstanding during the period using the treasury stock method, for purposes of calculating the weighted-average number of dilutive common shares outstanding during the period.  Potential dilutive common shares consist of shares issuable upon exercise of stock options and warrants.  Securities that potentially could have diluted basic earnings per common share, but were excluded from the diluted net loss per common share computation because their inclusion would have been anti-dilutive, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Potential dilutive stock options outstanding	522, 050	494,392	575,787	516,707
Potential dilutive warrants to purchase common stock outstanding	—	8,639	105	13,551

Potential dilutive common shares	522,050	503,031	575,892	530,258

Outstanding securities excluded from the potential dilutive common shares calculation (1)	4,252,279	4,747,689	4,070,347	4,565,831

(1)  For purpose of computing the potential dilutive common shares, we excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the NASDAQ National Market for the period.

7.       Long Term Loan Payable

          In June 2004, we amended the terms of our $10 million revolving line of credit to extend the expiration date of the borrowing from June 1, 2005 to June 1, 2007.  Accordingly, the loan continues to be classified as long term.

8.       Stockholder’s Equity

          We received $108,900 in cash proceeds related to exercise of warrants for 18,000 shares of common stock in March 2004.

          In March 2004, the exercise period for stock options for 427,500 shares of common stock were extended and as a result we recorded a non-cash compensation expense of $220,000.

9.       Subsequent Event

          On July 15, 2004, we announced the implementation of a plan to restructure the company and reduce staff levels in order to reduce our expenses for ongoing operations and extend the anticipated life of our existing financial resources.  This plan was implemented in connection with the decision to suspend patient enrollment in our phase I clinical trial involving the administration of Coagulin-B to the liver for hemophilia B in May 2004 and our current expectations that the FDA will require longer than previously anticipated clinical timelines for gene therapy clinical trials, including AV201, our product for advanced Parkinson’s disease.  We reduced our workforce by approximately 39%, or 38 positions, primarily in research and development.  We expect to report a charge of approximately $800,000 in the quarter ending September 30, 2004 in connection with the staff reduction.

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

          This Quarterly Report on Form 10-Q contains forward-looking statements, which include, but are not limited to, statements of our expectations regarding our future financial results, and statements about future events and results regarding our drug development programs, clinical trials, sources of revenue, receipt of regulatory approvals, expense savings and cash burn rate resulting from the implementation of our strategic plan, capital needs, intellectual property, and other events.  In some cases, you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “predict,” “potential,” and similar expressions which imply that the statements relate to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss the risks we believe are most important in greater detail under the heading “Risk Factors” below and elsewhere in this report.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.

Overview

          We are focused on developing innovative therapeutics to treat serious and chronic disorders, primarily for neurological conditions.  We have developed proprietary DNA-based drug delivery technologies, including our proprietary gene-delivery platform based on adeno-associated virus (AAV) vectors.  We are using our DNA-based drug delivery technologies to develop products designed to treat diseases that are difficult to treat using conventional pharmaceutical drugs.  We are also actively pursuing the acquisition or in-licensing of non-gene therapy drug candidates, primarily with prior human clinical trial experience.

          In May 2004, we announced the suspension of patient enrollment in our phase I clinical trial involving the administration of Coagulin-B, our product candidate for treating hemophilia B, to the liver.  We are working with our collaboration partners at Bayer HealthCare to explore options in which we can realize value from the years of clinical experience and manufacturing and intellectual property development that were an integral part of the program.  Both parties hope that these efforts could lead to additional hemophilia trials in the future.

          In July 2004, we announced a 39% reduction in staff levels, reducing the number of our employees from approximately 100 to approximately 65.  We took this action to reduce our ongoing operating expenses and extend the life of our current financial resources.  This reduction was consistent with the announcement to suspend patient enrollment in our phase I hemophilia B trial and refocus our research and drug development efforts on serious neurological disorders.  This reduction was also driven by our expectation that the FDA will require a longer than previously anticipated clinical timeline for our planned phase I clinical trial for AV201, our product candidate for advanced Parkinson’s disease.  Despite the reduction we have made in our staff levels, we believe we have retained in full our core competencies associated with the manufacture and use of AAV for gene delivery.

          The regulatory environment for gene therapy remains challenging.  We see this heightened level of scrutiny and review of gene therapy trials continuing for the foreseeable future, and are expecting longer than previously anticipated clinical development timelines for our product candidates.  However, we are working with regulatory agencies to address their concerns and improve the overall pace of all our clinical development programs, including AV201, our product for advanced Parkinson’s disease.  We also continue to focus our new product evaluation process toward product candidates that target life-threatening chronic diseases with risk-benefit profiles that we believe favor more accelerated subject enrollment and faster clinical development timelines.

          We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities.  We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future.  We expect that we will need to obtain additional funding prior to the time that we generate any meaningful revenue, if any.  We expect our source of revenue, if any, for the next several years to consist of payments under collaborative arrangements with third parties, government grants, and license fees.  We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials.  There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability.  At June 30, 2004 we had an accumulated deficit of $144.5 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $87.1 million.  We believe that our capital resources at June 30, 2004 will be adequate to fund our current operating needs for the next four years.

Critical Accounting Policies

          Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, valuation of investments in financial instruments, impairment of property and equipment, and allocation of research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Revenue recognition

          We recognize revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements ratably over the relevant periods specified in the agreements, generally the development phase.  This development phase can be defined as a specified period of time; however, in certain cases, the collaborative agreement specifies a development phase that culminates with milestone objectives but does not have a fixed date and requires us to estimate the time period over which to recognize this revenue. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering the projected level of effort and current stage of development. If our estimate of the development-phase time period changes, the amount of revenue we recognize related to up-front payments for a given period will accelerate or decrease.  For example, in March 2003, we received a $2.5 million payment under the terms of a collaboration agreement for Coagulin-B administered to the liver.  The revenue associated with the payment was being recognized ratably over the development phase, which was initially estimated to be five years.  In May 2004, we suspended patient enrollment in the phase I clinical trial for this product and, as a result, ended the development-phase for this product and accelerated the recognition of the remainder of the revenue associated with the Bayer payment during the quarter ended June 30, 2004.

          We recognize non-refundable product license fees, including fees associated with research license agreements, for which we have no further performance obligations, and no continuing involvement requirements, on the earlier of the dates on when the payments are received or when collection is assured.

Valuation of investments in financial instruments

          We carry investments in financial instruments at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity.  Our investment portfolio does not include equity securities or derivative financial instruments that could subject us to material market risk; however, we do invest in corporate obligations that subject us to varying levels of credit risk.  Management assesses whether declines in the fair value of investment securities are other-than-temporary.  If a decline in fair value of a financial instrument is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings.  In determining whether a decline is other-than-temporary, management considers:

•	The length of time and the extent to which the market value of the security has been less than cost;

•	The financial condition and near-term prospects of the issuer; and

•	Our intention and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, which could be until maturity.

          The determination of whether a decline in fair value is other-than-temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations.  We have not had any write-downs for other-than-temporary declines in the fair value of our financial instruments since our inception.

Impairment of property and equipment

          We have invested significant amounts on construction for improvements to our research and development facilities, with the largest portion of our spending made to modify manufacturing facilities that are intended to comply with requirements of government mandated manufacturing rules for pharmaceutical production.  Management assesses whether declines in the fair value of these facilities are other-than-temporary.  If a decline in fair value of our construction improvements is judged to be other-than-temporary, the cost basis of the property and equipment is written down to fair value and the amount of the write down is included in earnings.  In determining whether a decline is other-than-temporary, management considers:

•	failure of manufacturing facilities and equipment to comply with government mandated policies and procedures;

•	failure of the products for which the manufacturing facilities have been constructed to receive regulatory approval; and

•	the extent that facilities could be idled due to the adoption of operating efficiencies for an other-than-temporary period, resulting in excess capacity.

          The determination of whether a decline in fair value is other-than-temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations.  We have not had any write-downs for other-than-temporary declines in the fair value of our construction for improvements since our inception.

Research and development expenses

          Our research and development expenses include certain expenses that are incurred over multiple reporting periods, such as fees for contractors and consultants, fees to collaborators for preclinical research studies, patient treatment costs related to clinical trials and related clinical manufacturing costs, and license fees for use of third-party intellectual property rights.  Management assesses how much of these multi-period costs should be charged to research and development expense in each reporting period.  In determining whether clinical trial activities and preclinical animal studies performed by third parties should be recognized in a specific reporting period, management considers:

•	Estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with the third-party service providers; and

•

Estimates of the percentage of work completed over the life of the individual study in accordance with discussions with internal clinical and preclinical personnel and outside service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.

          The determination of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period requires significant judgment, and could have a material impact on our balance sheet and results of operations.  These estimates may or may not match the actual services performed by the service providers as determined by patient enrollment levels, preclinical animal study schedules, and related activities.  We monitor service provider activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Results of Operations

Three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003

     Revenue

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Revenue	$2,002	$128	$2,152	$158

          During the three months ended June 30, 2004, revenue primarily consisted of the recognition of deferred revenue in connection with the discontinuation of the phase I clinical trial involving the administration of Coagulin-B, for the treatment of hemophilia B, to the liver, which was associated with the $2.5 million payment received from Bayer in March 2003.  This payment from Bayer was being recognized ratably over the estimated development period of the hemophilia B product candidate, which was estimated at five years from the date of the payment, or $125,000 per quarter, beginning with the three months ended June 30, 2003.  In May 2004, we suspended patient enrollment in the trial, which resulted in the termination of the development period of the liver-targeted product candidate associated with the Bayer payment, and the recognition of the remaining $2.0 million deferred revenue.  During the three-month periods ended June 30, 2004 and 2003, royalty revenue totaled $2,000 and $3,000, respectively, all of which was attributed to a single royalty license that was entered into in July 2000, which allows for the development, manufacture, use and commercial sale of products using our patented AAV technologies.

          During the six months ended June 30, 2004, revenue primarily consisted of the recognition of deferred revenue from the $2.5 million Bayer payment as discussed above. During the six-month periods ended June 30, 2004 and 2003, research license fees totaled $24,000 and $28,000, respectively.  Research license agreements allow the licensee to make or use products using our patented AAV technologies for research purposes only, and do not allow for the use of our technologies in products for commercial sale. These licenses usually include initiation fees and annual maintenance fees based on the initial date of the agreement, and therefore do not occur ratably throughout the year.  During the six-month periods ended June 30, 2004 and 2003, royalty revenue totaled $3,200 and $5,000, respectively, all of which was attributed to a single royalty license as discussed above.

          As a result of the recognition of the remaining amount of the Bayer payment, we expect that our revenues for the foreseeable future will consist solely of research license fees and royalty revenue, which we expect to be immaterial.

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

          During the three- and six-month periods ended June 30, 2004 and 2003, our research and preclinical development expenses included activities for our development programs for hemophilia, Parkinson’s disease, neuropathic pain, and other neurological targets, and our clinical development expenses included activities to support our development programs for Coagulin-B and our product candidate AV201 for the treatment of advanced Parkinson’s disease.

          We estimate that the costs associated with these two categories approximate the following (in thousands):

			Percentage increase (decrease) over prior year			Percentage increase (decrease) over prior year
	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003		2004	2003

Research and preclinical development	$3,311	$3,531	(6)%	$6,616	$6,552	1%
Clinical development	1,652	1,708	(3)%	3,446	3,839	(10)%

Total research and development expenses	$4,963	$5,239	(5)%	$10,062	$10,391	(3)%

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

     Three Months Ended June 30, 2004 and 2003

          The decrease of $220,000 in our research and preclinical development expenses in the second quarter of 2004, compared to the second quarter of 2003, was primarily due to changes in costs for the following:

•

lower materials expenses of $156,000, reflecting the benefits of operating efficiencies we have implemented over the last year in the production of our AAV vectors and the general decline in the amounts of AAV vectors needed to be produced to support our on-going research,

•

lower recruiting and relocation expenses of $132,000, reflecting the stability of our preclinical and research staff and resultant decline in hiring in the second quarter of 2004 compared to that of 2003, and

•	lower use tax expenses of $213,000, related to the payment in the second quarter of 2003 for materials that had not been properly assessed in previous years,

partially offset by:

•	higher personnel-related expenses of $230,000, related to a slightly higher average staff level, higher average salaries and bonuses paid in 2004 compared to no bonuses paid in 2003, and

•

higher expenditures for services from third-party collaborators associated with our preclinical animal studies of $67,000, primarily related to our work with Parkinson’s disease and chronic neuropathic pain, but also including additional work related to our hemophilia program prior to the suspension of patient enrollment in the phase I clinical trial.

          The decrease of $56,000 in our clinical development expenses for the second quarter of 2004, compared to the second quarter of 2003, was primarily due to changes in costs for the following:

•

lower materials expenses of $88,000, reflecting lower levels of materials consumed in 2004 for the production of clinical grade AAV vectors due to the delayed needs of our development programs at the clinical development stage, and

•	lower facilities expenses of $50,000, related to the decrease in the allocation of space to clinical development activities in 2004,

partially offset by,

•	higher personnel-related expenses of $96,000, related to a slightly higher average staff level, higher average salaries, and bonuses paid in 2004 compared to no bonuses paid in 2003.

     Six Months Ended June 30, 2004 and 2003

          The increase of $164,000 in our research and preclinical development expenses for the six months ended June 30, 2004, compared to 2003, was primarily due to changes in costs for the following:

•	higher personnel-related expenses of $339,000, related to a slightly higher average staff level, higher average salaries, and bonuses paid in 2004 compared to no bonuses paid in 2003,

•

higher expenditures for services from third-party collaborators associated with our preclinical animal studies of $303,000, primarily related to our work with Parkinson’s disease and chronic neuropathic pain, but also including additional work related to our hemophilia program prior to the suspension of patient enrollment in of the phase I clinical trial, and

•	higher facilities-related expenses of $164,000, related to the rise in costs under the new building lease that went into effect in June 2003,

partially offset by:

•

lower materials expenses of $269,000, reflecting the benefits of operating efficiencies we have implemented over the last year in the production of our AAV vectors and the general decline in the amounts of AAV vectors needed to be produced to support our on-going research,

•	lower use tax expenses of $213,000, related to the payment in the second quarter of 2003 for materials that had not been properly assessed in previous years,

•

lower recruiting and relocation of $137,000, reflecting the stability of our preclinical and research staff and resultant decline in hiring in the first six months of 2004 compared to that of the same period in 2003, and

•	severance expenses of $111,000, paid to an executive in February 2003, compared to no executive severance expenses in the first six months of 2004.

          The decrease of $393,000 in our clinical development expenses for the six months ended June 30, 2004, compared to 2003, was primarily due to changes in costs for the following:

•

lower materials expenses of $328,000, reflecting lower levels of materials consumed in 2004 for the production of clinical grade AAV vectors due to the delayed needs of our development programs at the clinical development stage,

•	severance expenses of $150,000, paid to an executive in February 2003, compared to no executive severance expenses in the first six months of 2004, and

•	lower facilities expenses of $80,000 due to the decrease in the allocation of space to clinical development activities in 2004,

partially offset by,

•

higher expenditures to third-party collaborators associated with treating and monitoring subjects in our clinical trial of $112,000, reflecting higher levels of patient treatment activities including recruiting, screening, treating and subsequent monitoring of patients in our clinical development programs, and

•	higher personnel-related expenses of $87,000, related to a slightly higher average staff level, higher average salaries and executive bonuses paid in 2004 compared to on bonuses paid in 2003.

          Total research and development expenses for the three and six months ended June 30, 2004 were lower than management expected due to delays in treating patients and the eventual suspension of patient enrollment in the phase I clinical trial of Coagulin-B, and the delay in the anticipated initiation of a clinical trial for AV201.  We believe delays in regulatory approvals and patient scheduling and coordination will continue to be factors that could cause delays in the progress in our future clinical trials.  In addition, we expect our total research and development spending for the full-year ending December 31, 2004 will decrease below our fiscal-year 2003 level and continue to decline into 2005 as a result of the reduction in our staff levels announced in July 2004 and suspension of patient enrollment in our phase I clinical trial in May 2004.

     General and Administrative Expenses

	Three Months Ended June 30,		Percentage increase over prior year	Six Months Ended June 30,		Percentage increase over prior year

(Dollars in thousands)	2004	2003		2004	2003

General and administrative expenses	$1,944	$1,737	12%	$4,771	$3,551	34%

The increase of $207,000 in our general and administrative expenses for the second quarter of 2004, compared to 2003, was primarily due to changes in costs for the following:

•	higher facilities expenses of $103,000 due to the decrease in the allocation of space to clinical development activities in 2004 and held for general use, and

•	higher bonus expenses of $155,000, reflecting the payment of $105,000 in bonuses in 2004, compared to the reversal of accrued bonuses at June 30, 2003,

partially offset by,

•	lower personnel-related expenses of $65,000, associated with net turn-over in staff.

          The increase of $1.2 million in our general and administrative expenses for the six months ended June 30, 2004, compared to 2003, was primarily due to changes in costs for the following:

•	higher accrued severance of approximately $900,000 due to the resignation of our former CEO in March 2004,

•	higher facilities expenses of $204,000 due to the decrease in the allocation of space to clinical development activities in 2004 and held for general use, and

•	higher bonus expenses of $205,000, reflecting the payment of bonuses in 2004 compared to the reversal of accrued bonuses at June 30, 2003,

partially offset by,

•	lower personnel-related expenses of $65,000, associated with net turn-over in staff.

          We expect our general and administrative expenses for the full-year ending December 31, 2004 to approximate the levels reported for the fiscal-year ended December 31, 2003, as higher severance costs for the year will be offset by lower operating costs, and to continue to decline slightly in 2005.

     Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,

(Dollars in thousands)	2004		2003	2004		2003

Interest Income	$481		$880	$1,047		$1,903
Percentage increase over prior period	(45%	)		(45%	)

           Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt.  The decline in interest income for the three- and six- month periods ended June 30, 2004 as compared to the same periods in 2003 was primarily due to the decrease in outstanding interest-bearing cash and securities balances due to resources having been used to fund our on-going operations during the last year.

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

          In addition to funding our operations through sales of our common stock, we have attempted to contain costs and reduce cash flow requirements by renting scientific equipment and facilities, contracting with third parties to conduct research and development and using consultants, where appropriate. We expect to incur additional future expenses, resulting in significant additional cash expenditures, as we continue our research and development activities and undertake additional preclinical studies and clinical trials of our product candidates. We also expect to incur substantial additional expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

          At June 30, 2004, we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $87.1 million, compared to approximately $98.9 million at December 31, 2003.  At June 30, 2004 and December 31, 2003, $11.9 million was pledged to secure certain long-term liabilities which included $10.0 million for our line of credit, $1.5 million for equipment operating leases, and approximately $428,000 for letters of credit which serve as security deposits on our building lease.  Our restricted investments are reported as a long-term asset and would not be considered a current source of additional liquidity.

          On July 15, 2004, we announced that we reduced our staff level by 39% to approximately 65 employees in order to reduce our ongoing operating expenses and extend the life of our current financial resources.  These reductions were primarily in research and development.  We project the total costs of implementing the staff reduction will be approximately $800,000, representing severance payments and other termination benefits.  These expenses are estimated to be allocated between general and administrative and research and development expenses of approximately $110,000, and $690,000, respectively, and are expected to be fully recognized in the three-month period ending September 30, 2004.  We believe that the future annual savings in personnel costs, including salaries, benefits, and temporary staffing, will approximate $3.0 million.

          In June 2004, we amended the terms of a $10 million revolving line of credit which had been put in place with Wells Fargo Bank in June 2000, and amended in June 2002, to provide support for construction related activities.  Under the terms of the current amendment, the expiration date of the borrowing was extended from June 1, 2005 to June 1, 2007, thereby deferring the timetable to repay principal borrowed for two years.

          Our commitments under leases and other obligations as of June 30, 2004 were not materially different from that as of December 31, 2003.  As of December 31, 2003, we had commitments under leases and other obligations totaling $24.1 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on Form 10-K filed with the SEC on March 15, 2004.

          During the six months ended June 30, 2004, net cash used in operating activities was $11.0 million, primarily due to the net loss of $11.8 million for the period.  The cash used in operating activities was primarily used to support our internal research and development activities, as well as preclinical studies and clinical trials performed by third parties.  The level of cash used for operating activities during the six months ended June 30, 2004 was slightly lower than management’s expectations due to general delays in the progress of our clinical trials.

          During the six months ended June 30, 2004, $10.6 million and $485,000 was provided by investing and financing activities, respectively.  The cash provided by investing activities consisted primarily of maturities, net of purchases, of available-for-sale securities, offset to a small degree by purchases of property and equipment of $346,000. The cash provided by financing activities consisted of proceeds from the exercise of stock options and warrants during the period.

          We have announced that we are actively seeking to broaden our portfolio of drug development candidates through an in-licensing program, and that this effort has identified several validated compounds that are being investigated, some of which are currently in human clinical trials.  If we are successful in in-licensing or otherwise acquiring compounds, and we pay for such programs in cash, our capital resources will be reduced.  Further, any in-license of compounds in greater amounts than we currently project could cause our expenses to increase beyond our current expectations.

          We believe that we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products.  We believe that with the implementation of the staff reduction announced in July 2004 and our projected lower levels of spending to support ongoing operations, our capital resources at June 30, 2004 will be adequate to fund our current operating needs for approximately four years.  However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change.  Our future operating and capital requirements will also depend on many other factors, including:

•	how successful, if at all, we are at in-licensing compounds, and the nature of the consideration we pay for in-licensing compounds;

•	continued scientific progress in research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patent claims and other intellectual property rights;

•	competing technological developments;

•	the cost of manufacturing scale-up;

•	the cost of commercialization activities; and

•	other factors which may not be within our control.

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

We expect to continue to operate at a loss and we may never achieve profitability

          Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability.  To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of June 30, 2004, we had an accumulated deficit of $144.5 million. We currently do not have any product candidates in active clinical trials.  Developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully complete development of our proposed products, obtain required regulatory approvals and manufacture and market our products directly or through business partners.

The success of our technology in animal models does not guarantee that the same results will be replicated in humans

          Even though our product candidates have shown successful results in mouse, dog, and non-human primate models, animals are different than humans and results in animal models may not be replicated in our clinical trials with humans. For example, while the results of our gene therapy treatment for hemophilia B were favorable and demonstrated sustained long-term expression in both dogs and mice for multiple years, the one human subject who demonstrated therapeutic levels of circulating factor IX when given a comparable dose size to that used in the successful animal studies was not able to sustain steady factor IX expression beyond five weeks.  In addition, this human subject experienced a mild, temporary elevation of two liver enzymes, which was not seen in any of the animal models.  Further, we have observed an immune system response in subjects treated with Coagulin-B that was not observed in the animal models, which we have not yet been able to, and may not be able to, adequately address.  In May 2004, we suspended patient enrollment in our phase I clinical trial of Coagulin-B.  Consequently, you should not rely on the results in any of our animal models as being predictive of the results that we will see in our clinical trials with humans.

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

AAV technology is new and developing rapidly; there is limited clinical data and new information may arise which may cause delays in designing our protocols, submitting applications that satisfy all necessary regulatory review requirements, and ultimately completing the clinical trials of our products

          Clinical trials are governed by regulations enforced by the FDA. Our technology is fairly new, and we have limited historical data from preclinical studies or clinical trials that are often necessary to satisfy the FDA’s regulatory review process. In addition, as new information about the technology becomes available, it may change perceptions of previously accepted data, which could require additional periods of time to review and interpret these data.  For example, while animals in preclinical studies do not appear to develop antibodies to the AAV vector or the expressed protein, further clinical testing is required to confirm to what extent our product candidates might cause human patients to develop antibodies to these potential products or the proteins produced by these potential products.  Such antibodies could make our product ineffective or lead to unwanted side effects. In addition, prior to suspending patient enrollment in our clinical trial for Coagulin-B, we observed the mild, temporary elevation of two liver enzymes, which were not seen in any of the animal models and the inability to sustain steady factor IX expression beyond five weeks. Consequently, we may encounter deficiencies in the design or application stages while developing our clinical trial studies, or in the subsequent implementation stages of such studies, which could cause us or the FDA to delay, suspend or terminate our trials at any time.

Because our product candidates are in an early state of development, there is a high risk that they may never be commercialized

          All of our product candidates are in early stages of development.  We do not have any product candidates that have received regulatory approval for commercial sale, and we face the risk that none of our product candidates will ever receive regulatory approval.  We have applied for an IND for AV201, our product candidate for the treatment of Parkinson’s disease, and are currently responding to requests from the FDA for additional information.  We are not aware of any other gene therapy products of other companies that have received regulatory approval for commercial sale in the United States, and do not expect any of our prospective products, including AV201, to be commercially available for at least several years.  As results of future stages of clinical trials become available and are evaluated, we may decide at any time to discontinue any further development of one or more of our product candidates.

The testing of our potential products relies heavily on the voluntary participation of patients in our clinical trials, which is not within our control, and could substantially delay or prevent us from completing development of such products

          The development of our potential products is dependent upon collecting sufficient data from human clinical trials to demonstrate safe and effective results.  We have experienced delays in enrolling patients in our former clinical trials for Coagulin-B.  We may experience similar difficulties in any future clinical trials.  Any delay or failure to recruit sufficient numbers of patients to satisfy the level of data required to be collected under clinical trial protocols could prevent us from developing any products we may target.

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

          Potential problems we may encounter in the implementation stages of our studies include the chance that we may not be able to conduct clinical trials at preferred sites, obtain sufficient test subjects or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, the FDA may temporarily suspend clinical trials at any time if it believes the subjects participating in trials are being exposed to unacceptable health risks, if it finds deficiencies in the clinical trial process or conduct of the investigation, or to better analyze data surrounding any unexpected developments.  For example, prior to its discontinuation, progress in our Coagulin-B clinical trial had been interrupted twice to better analyze data from unexpected observations.  These included the identification of vector fragments in the seminal fluid of two early patients beyond an expected timeframe and the development reported in December 2002 of a temporary elevation in the levels of two liver enzymes in one patient treated with a higher dose.

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

          Even if we are able to develop our potential products and obtain necessary regulatory approvals, we have no experience in marketing or selling any of our proposed products.  We intend to enter into distribution and marketing agreements with other companies for our potential products and do not anticipate establishing our own sales and marketing capabilities for any of our potential products in the foreseeable future. However, if we are unable to do so, we would need to market our potential products ourselves, and we may not be able to establish adequate marketing capabilities for our potential products, either on our own or through other third parties.

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

Our stock price is volatile, and as a result investing in our common stock is very risky

          From June 30, 2002 to July 31, 2004, our stock price has fluctuated between a range of $9.52 and $2.75 per share.  In addition, in recent years, the stock market in general, and the shares of biotechnology and health care companies in particular, have experienced extreme price fluctuations. We believe that in addition to broad market and industry fluctuations that may cause the market price of our common stock to decline dramatically, various other factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003, have not changed significantly.  We have evaluated the risk associate with our portfolios of investments in marketable securities and have deemed this risk to be immaterial.  If market interest rates were to increase by 100 basis points, or 1%, from their June 30, 2004 levels, we estimate that the fair value of our securities portfolio would decline by approximately $993,000 compared to our estimated exposure of $1.1 million at December 31, 2003, primarily due to the reduction in size of our overall portfolio.

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures.  Our management, with the participation of our chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004 and concluded that they were effective to provide a reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

          Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the six months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          As of July 31, 2004, we were not involved in any material legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          Our Annual Meeting of Stockholders for the year ended December 31, 2003 was held on May 26, 2004.

          The matters voted upon at the Annual Meeting and the voting of stockholders with respect thereto are as follows:

1.

Each of Kenneth G. Chahine, Ph.D., J.D. and Daniel Vapnek, Ph.D., were elected as a Class III director to hold office until our 2007 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.  The voting results were as follows:

Kenneth G. Chahine, Ph.D., J.D.
For	13,158,155
Withhold	2,658,804
Abstain	-0-
Broker non-votes	-0-

Daniel Vapnek, Ph.D.
For	13,906,795
Withhold	1,910,163
Abstain	-0-
Broker non-votes	-0-

Our Class I directors, Zola Horovitz, Ph.D. and Yuichi Iwaki, M.D., Ph.D., will each continue to serve on our Board of Directors until our 2005 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.  Our Class II directors, Philip J. Whitcome, Ph.D. and John K.A. Prendergast, Ph.D., will each continue to serve on our Board of Directors until our 2006 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

2.

The approval of Avigen’s 1996 Non-Employee Directors’ Stock Option Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan from 300,000 shares to 550,000 shares was approved.  The voting results were as follows:

For	3,687,812
Against	3,432,722
Abstain	24,349
Broker non-votes	-0-

3.	The selection of Ernst & Young LLP as our independent auditors for our fiscal year ending December 31, 2004 was ratified. The voting results were as follows:

For	15,600,600
Against	198,819
Abstain	17,540
Broker non-votes	-0-

Item 5. Other Information

          Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved our recurring engagements of Ernst & Young LLP for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with such filings; (2) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission; (3) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our planned filing with the Securities and Exchange Commission of a Form S-8 to register 250,000 shares of the Company’s common stock pursuant to the amendment to the Company’s 1996 Non-Employee Director’s Stock Option Plan that was approved at the Company’s annual meeting of stockholders in May 2004; and (4) advice in preparing for the internal control documentation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
4.1*	Specimen Common Stock Certificate
4.2	Reference is made to Exhibits 3.1, 3.1.1 and 3.2
10.53	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2004
10.54	Amendment to Letter of Agreement to the revolving line of credit note signed June 1, 2004 with Wells Fargo Bank
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
**

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (Commission file number 0-28272), as filed with the SEC on February 13, 2001.

(b) Reports on Form 8-K

          On April 30, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K reporting under Item 12 the announcement of our financial results for the quarter ended March 31, 2004, which announcement included our consolidated statements of operations and consolidated balance sheets for the periods presented.

          On May 28, 2004, we filed a Current Report on Form 8-K reporting under Item 5 that we had announced that we will strategically refocus our research and drug development efforts, and filed the press release of this announcement under Item 7.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIGEN, INC.

Date: August 4, 2004	By:	/s/ KENNETH G. CHAHINE

Kenneth G. Chahine
Chief Executive Officer and President

Date: August 4, 2004	By:	/s/ THOMAS J. PAULSON

Thomas J. Paulson
Vice President Finance,
Chief Financial and Accounting Officer, and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
4.1*	Specimen Common Stock Certificate
4.2	Reference is made to Exhibits 3.1, 3.1.1 and 3.2
10.53	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2004
10.54	Amendment to Letter of Agreement to the revolving line of credit note signed June 1, 2004 with Wells Fargo Bank
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
**

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (Commission file number 0-28272), as filed with the SEC on February 13, 2001.