Form 10-Q
period 2004-09-30
AVIGEN INC \DE
filed 2004-11-05
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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
Yes  ☒  No  ☐

As of November 3, 2004, the number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 20,380,688.

AVIGEN, INC.
FORM 10-Q
Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2004	December 31, 2003

	(Unaudited)	Note 1
ASSETS
Current Assets:
Cash and cash equivalents.	$2,497	$2,384
Available-for-sale securities	66,739	84,566
Accrued interest	747	774
Prepaid expenses and other current assets	412	444

Total current assets	70,395	88,168
Restricted investments	11,928	11,928
Property and equipment, net	13,383	15,641
Deposits and other assets	695	858

Total assets	$96,401	$116,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$620	$1,140
Accrued compensation and related expenses	981	477
Deferred revenue – current	—	500

Total current liabilities	1,601	2,117
Long-term loan payable	8,000	8,000
Deferred rent	1,048	967
Deferred revenue	—	1,625
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 20,374,688 and 20,276,394 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	20	20
Additional paid-in capital	236,939	236,120
Accumulated other comprehensive income	(287)	402
Deficit accumulated during development stage	(150,920)	(132,656)

Total stockholders’ equity	85,752	103,886

Total liabilities and stockholders’ equity	$96,401	$116,595

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

					Period from October 22, 1992 (inception) through September 30, 2004

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Revenue	$8	$140	$2,160	$298	$3,410
Operating Expenses:
Research and development	4,968	5,594	15,030	15,985	123,191
General and administrative	1,902	2,084	6,673	5,635	50,496
In-license fees	—	—	—	—	5,034

Total operating expenses	6,870	7,678	21,703	21,620	178,721

Loss from operations	(6,862)	(7,538)	(19,543)	(21,322)	(175,311)
Interest expense	(42)	(54)	(149)	(173)	(2,320)
Interest income	449	699	1,496	2,602	26,901
Other expense, net	(15)	(16)	(68)	(51)	(190)

Net loss	$(6,470)	$(6,909)	$(18,264)	$(18,944)	$(150,920)

Basic and diluted net loss per common share	$(0.32)	$(0.34)	$(0.90)	$(0.94)

Shares used in basic and diluted net loss per common share calculation	20,372,396	20,143,101	20,356,167	20,129,479

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from October 22, 1992 (inception) Through September 30, 2004

	Nine Months Ended September 30,

	2004	2003

Operating Activities
Net cash used in operating activities	$(17,073)	$(12,985)	$(127,945)
Investing Activities
Purchases of property and equipment	(446)	(309)	(28,157)
Increase in restricted investments	—	(428)	(11,928)
Purchases of available-for-sale securities	(67,523)	(58,072)	(692,938)
Maturities of available-for-sale securities	84,662	69,993	625,915

Net cash provided by (used in) investing activities	16,693	11,184	(107,108)
Financing Activities
Proceeds from long-term obligations	—	—	10,133
Proceeds from warrants and options exercised	493	168	14,044
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	—	205,619
Other financing activities	—	—	7,754

Net cash provided by financing activities	493	168	237,550
Net increase (decrease) in cash and cash equivalents	113	(1,633)	2,497
Cash and cash equivalents, beginning of period	2,384	7,879	—

Cash and cash equivalents, end of period	$2,497	$6,246	$2,497

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Interim Financial Statements

          Our accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included.  Operating results reported for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2004.  These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

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

          The following table illustrates the effect on our net loss and loss per common share if we had applied the fair value recognition provisions of FAS 123 to our stock-based employee compensation (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net Loss - as reported	$(6,471)	$(6,909)	$(18,264)	$(18,944)
Add: Stock-based employee compensation	—	—	220	28
Less: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(895)	(2,336)	(5,772)	(7,770)

Net loss - pro forma	$(7,366)	$(9,245)	$(23,816)	$(26,686)

Net loss per common share basic & diluted - as reported	$(0.32)	$(0.34)	$(0.90)	$(0.94)

Net loss per common share basic & diluted - pro forma	$(0.36)	$(0.46)	$(1.17)	$(1.33)

          During the preparation of our Notes to the Financial Statements for the year ended December 31, 2003, we determined that the calculation of total stock-based employee compensation expense determined under the fair-value-based method for the three- and nine-month periods ended September 30, 2003, as reported in that period, inadvertently included data that overstated the expected volatility used in the calculation.  Accordingly, the amount of the total stock-based employee compensation expense determined under the fair-value-based method reported under FAS 123 for the three- and nine-month periods ended September 30, 2003 presented in the table above, and the respective volatility for the period presented in the table below, have been revised, resulting in decreases in the previously reported amounts of $554,000 and $1.8 million, respectively.  This revision had no effect on our previously reported results of operations or financial condition.

          For purposes of disclosure pursuant to FAS 123, as amended by FAS 148, the estimated fair value of our employee stock options is amortized to expense over the vesting period of the options.  We use the Black-Scholes option valuation model to estimate the fair value of our options on the date of grant.  Options that were granted during the three and nine months ended September 30, 2004 and 2003 were valued with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Expected volatility	0.8163	0.8759	0.8215	0.8924
Risk free interest rate	3.51%	3.14%	3.41%	2.87%
Expected life of options in years	5	5	5	5
Expected dividend yield	—	—	—	—

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

          In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation.  In October 2004, the FASB voted to delay the initially proposed effective date for six months rather than making it effective on January 2, 2005, as originally proposed.  The proposed standard would require companies to expense the fair value of stock options on the grant date and, if adopted, we would be required to implement the proposed standard no later than the quarter that begins July 1, 2005.  We will evaluate the requirements of the final standard, which is expected to be issued during 2005, to determine the impact on the results of our operations.

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

     Restricted Investments

          At September 30, 2004 and December 31, 2003, $11.9 million was classified as restricted investments in long-term assets, representing the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with a financing arrangement, equipment operating leases, and two letters of credit serving as deposits in connection with a building lease.

          The following is a summary of cash, restricted investments, and available-for-sale securities as of September 30, 2004 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$2,498	$—	$—	$2,498
Corporate debt securities	35,792	19	(123)	35,688
Federal agency obligations	27,495	1	(150)	27,346
Asset-backed and other securities	6,628	8	(30)	6,606
Short-term municipals	3,150	—	—	3,150
Treasury obligations	5,888	3	(15)	5,876

Total	$81,451	$31	$(318)	$81,164

Amounts reported as:
Cash and cash equivalents	2,497	—	—	2,497
Restricted investments	11,928	—	—	11,928
Available-for-sale securities	67,026	31	(318)	66,739

Total	$81,451	$31	$(318)	$81,164

          The weighted average maturity of our investment portfolio at September 30, 2004 was 387 days, with $42.7 million carrying an effective maturity of less than twelve months, and $38.4 million carrying an effective maturity between one and three years.

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

5.       Restructuring Plan and Staff Reduction Expenses

          In July 2004, we implemented a plan to restructure the company and reduce staff levels in order to reduce our expenses for ongoing operations and extend the anticipated life of our existing financial resources.  This plan was implemented in connection with the decision to suspend patient enrollment in our phase I clinical trial involving the administration of Coagulin-B to the liver for hemophilia B in May 2004 and our expectations that the FDA will require longer than previously anticipated clinical timelines for gene therapy clinical trials, including AV201, our product for Parkinson’s disease.

          We reduced our workforce by 37 positions, primarily in research and development areas.  We incurred approximately $800,000 in severance payments and other termination-related benefits.

Approximately $690,000 of the costs associated with the workforce reduction are included in research and development expenses and approximately $110,000 in general and administrative expenses for the three months ended September 30, 2004.  All expenses were paid as of September 30, 2004 and we do not expect to incur any additional costs associated with the restructuring plan.

6.       Comprehensive Loss

          Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”

	Three Months Ended September 30,		Nine Months Ended September 30,

(Amounts in thousands)	2004	2003	2004	2003

Net loss	$(6,471)	$(6,909)	$(18,264)	$(18,944)
Net unrealized gain or (loss) on available-for-sale securities	197	(388)	(689)	(825)

Comprehensive loss	$(6,274)	$(7,297)	$(18,953)	$(19,769)

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Potential dilutive stock options outstanding	479,778	535,632	547,463	523,391
Outstanding securities excluded from the potential dilutive common shares calculation (1)	4,729,319	4,932,208	4,386,571	4,694,786

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

          This Quarterly Report on Form 10-Q contains forward-looking statements, which include, but are not limited to, statements of our expectations regarding our future financial results, and statements about future events and results regarding our drug development programs, clinical trials, sources of revenue, receipt of regulatory approvals, expense savings and cash burn rate resulting from the implementation of our strategic plan, capital needs, intellectual property, and other events.  In some cases, you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “predict,” “potential,” and similar expressions which imply that the statements relate to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss the risks we believe are most important in greater detail under the heading “Risk Factors” below and elsewhere in this report.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Avigenundertakes no obligation to update any of the forward- looking statements contained in this report to reflect any future events or developments.

Overview

          We are focused on developing innovative therapeutics to treat serious disorders, primarily for neurological conditions.  We have developed proprietary DNA-based drug delivery technologies, including our proprietary gene-delivery platform based on adeno-associated virus (AAV) vectors.  We are using our DNA-based drug delivery technologies to develop products designed to treat diseases that are difficult to treat using conventional pharmaceutical drugs.  We are also actively pursuing the acquisition or in-licensing of non-gene therapy drug candidates, primarily with prior human clinical trial experience.

Third Quarter and Other Recent Highlights

          In August 2004, we announced that the FDA had authorized the initiation of a phase I clinical trial of AV201, our drug candidate for the treatment of Parkinson’s disease.  This trial is based on promising findings in animal models of the disease and will treat subjects with mid-to-late stage Parkinson’s disease.  AV201 is designed to restore the therapeutic effectiveness of levadopa (L-Dopa).  L-Dopa is an effective medication for treating Parkinson’s disease symptoms in early stages of the disease, but becomes less effective over time.  AV201 delivers a human gene into the striatum of the brain that enables more efficient utilization of the drug.  In October, we received approval from the institutional review board of UCSF to proceed with the trial and have initiated the enrollment of participants with the expectation that we may begin treatment in the fourth-quarter of 2004.

          In July 2004, we announced a 38% reduction in staff levels, reducing the number of our employees to approximately 65.  We took this action to reduce our ongoing operating expenses and extend the life of our current financial resources.  This reduction was consistent with the announcement to suspend patient enrollment in our phase I hemophilia B trial in May 2004 and the current requirement from the FDA for a longer than previously anticipated clinical timeline for our planned phase I clinical trial for AV201.  Despite the reduction in our staff levels, we believe we have retained in full our core research and development competencies, including those associated with our manufacture and use of AAV for gene delivery.

          The regulatory environment for gene therapy remains challenging.  We see this heightened level of scrutiny and review of gene therapy trials continuing for the foreseeable future, and are expecting longer than previously anticipated clinical development timelines for our gene therapy product candidates.  However, we are working with regulatory agencies to address their concerns and improve the overall pace of all our clinical development programs, including AV201, our product candidate for Parkinson’s disease.  We also continue to focus our new product evaluation process toward development candidates that target life-threatening chronic diseases with risk-benefit profiles that we believe favor more accelerated subject enrollment and faster clinical development timelines.  In addition, we are increasing efforts to evaluate in-licensing opportunities with non-gene therapy drug candidates that are consistent with our focus on neurological conditions, but that would not be subject to the same regulatory challenges as our existing gene therapy programs.

          We continue to work with our collaboration partners at Bayer HealthCare to evaluate options for taking forward our Coagulin-B program for treating hemophilia B.  In May 2004, we suspended patient enrollment in our phase I clinical trial for this drug candidate.  However, we feel there is considerable value in our years of clinical experience and manufacturing, and intellectual property development within the program, and we hope that these efforts could lead to additional hemophilia trials in the future.

          We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities.  We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future.  As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities.  We expect our source of revenue, if any, for the next several years to consist of payments under collaborative arrangements with third parties, government grants, and license fees.  We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials.  There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability.  At September 30, 2004 we had an accumulated deficit of $150.9 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $81.2 million.  We believe that our capital resources at September 30, 2004 will be adequate to fund our current operating needs for the next four years.

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

Revenue recognition

          We recognize revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements ratably over the relevant periods specified in the agreements, generally the development phase.  This development phase can be defined as a specified period of time; however, in certain cases, the collaborative agreement specifies a development phase that culminates with milestone objectives but does not have a fixed date and requires us to estimate the time period over which to recognize this revenue. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering the projected level of effort and current stage of development. If our estimate of the development-phase time period changes, the amount of revenue we recognize related to up-front payments for a given period will accelerate or decrease accordingly.  For example, in March 2003, we received a $2.5 million payment under the terms of a collaboration agreement for Coagulin-B administered to the liver.  The revenue associated with the payment was being recognized ratably over the development phase, which was initially estimated to be five years.  In May 2004, we suspended patient enrollment in the phase I clinical trial for this product and, as a result, ended the development-phase for this product and accelerated the recognition of the remainder of the revenue associated with the Bayer payment during the quarter ended June 30, 2004.

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

Impairment of property and equipment

          We have invested significant amounts on construction for improvements to our research and development facilities, with the largest portion of our spending made to modify manufacturing facilities that are intended to comply with requirements of government mandated manufacturing rules for pharmaceutical production.  Management assesses whether there has been any impairment in the value of these facilities.   If the value of our construction for improvements is judged to be impaired, the cost basis of the property and equipment is written down to fair value and the amount of the write down is included in earnings.  In determining whether the value of our property and equipment is impaired, management considers:

•	failure of manufacturing facilities and equipment to comply with government mandated policies and procedures;

•	failure of the products for which the manufacturing facilities have been constructed to receive regulatory approval; and

•	the extent that facilities could be idled due to the adoption of operating efficiencies for an other-than-temporary period, resulting in excess capacity.

          The determination of whether the value of our property and equipment is impaired requires significant judgment, and could have a material impact on our balance sheet and results of operations.  We have not had any write-downs for impairment in the value of our construction for improvements since our inception.

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

Results of Operations

Three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003

     Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Revenue	$8	$140	$2,160	$298

          During the three months ended September 30, 2004, revenue primarily consisted of research license fees of $7,000 and royalty revenue of $1,000.  Research license agreements allow the licensee to make or use products using our patented AAV technologies for research purposes only, and do not allow for the use of our technologies in products for commercial sale. These licenses usually include initiation fees and annual maintenance fees based on the initial date of the agreement, and therefore do not occur ratably throughout the year.  All of our royalty revenue was attributed to a single royalty license that was entered into in July 2000, which allows for the development, manufacture, use and commercial sale of products using our patented AAV technologies.  Revenue for the three months ended September 30, 2003 primarily consisted of research license fees of $13,000, royalty revenue of $2,000, and the recognition of $125,000 of deferred revenue from the $2.5 million payment received from Bayer in March 2003 in connection with our collaboration on the development of Coagulin-B for the treatment of hemophilia B to the liver.  The payment was being recognized ratably over the estimated development period of the hemophilia B product candidate, which was estimated at five years from the date of the payment.

          During the nine months ended September 30, 2004 and 2003, revenue primarily consisted of the recognition of $2.1 million and $250,000, respectively, of deferred revenue from the $2.5 million payment received from Bayer in 2003.  As discussed above, the payment was being recognized ratably at $125,000 per quarter since June 2003.  In May 2004, we suspended patient enrollment in the trial, which resulted in the termination of the development period of the liver-targeted product candidate associated with the Bayer payment, and the recognition of the remaining $2.0 million deferred revenue in the second quarter of 2004.  During the nine-month periods ended September 30, 2004 and 2003, research license fees totaled $31,000 and $41,000, respectively, and royalty revenue totaled $4,200 and $7,000, respectively.

          As a result of the recognition of the remaining amount of the Bayer payment in the second quarter of 2004, we expect that our revenues for the foreseeable future will consist solely of research license fees and royalty revenue, which we expect to be immaterial.

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

          During the three and nine months ended September 30, 2004 and 2003, our research and preclinical development expenses included activities for our development programs for hemophilia, Parkinson’s disease, neuropathic pain, and other neurological targets, and our clinical development expenses included activities to support our development programs for Coagulin-B and our product candidate AV201 for the treatment of Parkinson’s disease.

          We estimate that the costs associated with these two categories approximate the following (in thousands):

	Three Months Ended September 30,		Percentage decrease over prior year	Nine Months Ended September 30,		Percentage decrease over prior year

	2004	2003		2004	2003

Research and preclinical development	$3,326	$3,765	(12)%	$9,943	$10,317	(4)%
Clinical development	1,642	1,829	(10)%	5,087	5,668	(10)%

Total research and development expenses	$4,968	$5,594	(11)%	$15,030	$15,985	(6)%

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

Three Months Ended September 30, 2004 and 2003

     The decrease of $439,000 in our research and preclinical development expenses in the third quarter of 2004, compared to the third quarter of 2003, was primarily due to changes in costs for the following:

•

lower expenditures for services from third-party collaborators associated with our preclinical animal studies of $671,000, primarily related to the completion of a significant portion of our work with Parkinson’s disease in 2003,

•	lower personnel-related expenses of $148,000, related to the staff reduction in July 2004 of approximately 18 employees, partially offset by higher average salaries in 2004, and

•

lower materials expenses of $118,000, reflecting the benefits of operating efficiencies we have implemented over the last year in the production of our AAV vectors and the general decline in the amounts of AAV vectors needed to be produced to support our on-going research, partially offset by:

•	severance expenses of $410,000 paid to employees affected by the staff reduction in July 2004, and

•	bonus expenses of $102,000, reflecting the accrual and payment of bonuses in 2004 compared to no bonuses accrued at September 30, 2003.

The decrease of $187,000 in our clinical development expenses for the third quarter of 2004, compared to the third quarter of 2003, was primarily due to changes in costs for the following:

•	lower personnel-related expenses of $178,000, related to the staff reduction in July 2004 of approximately 15 employees, partially offset by higher average salaries in 2004,

•

lower materials expenses of $85,000, reflecting lower levels of materials consumed in 2004 for the production of clinical grade AAV vectors due to the delayed needs of our development programs at the clinical development stage,

•	lower facilities expenses of $82,000 due to the decrease in the allocation of space held for clinical development activities to other research and warehousing functions in 2004,

•	lower consulting services of $67,000, primarily related to validation services for new facilities and other process improvements developed in 2003, and

•

lower expenditures to third-party collaborators associated with treating and monitoring subjects in our clinical trial of $56,000, reflecting the delayed progress in 2004 of our subject treatment timelines, partially offset by:

•	severance expenses of $280,000 paid to employees affected by the staff reduction in July 2004.

Nine Months Ended September 30, 2004 and 2003

The decrease of $374,000 in our research and preclinical development expenses for the nine months ended September 30, 2004, compared to 2003, was primarily due to changes in costs for the following:

•

lower materials expenses of $387,000, reflecting the benefits of operating efficiencies we have implemented over the last year in the production of our AAV vectors and the general decline in the amounts of AAV vectors needed to be produced to support our on-going research,

•

lower expenditures for services from third-party collaborators associated with our preclinical animal studies of $368,000, primarily related to the completion of a significant portion of our work with Parkinson’s disease in 2003,

•	lower use tax expenses of $261,000, related to payments in the first nine months of 2003 for materials that had not been properly assessed in previous years, and

•	lower recruiting and relocation expenses of $194,000, reflecting the decline in hiring and the payment of relocation incentives in 2004 compared to 2003,

partially offset by:

•	higher severance expenses of $299,000, representing $410,000 paid to employees affected by the staff reduction in July 2004, compared to $111,000 paid to an executive in February 2003,

•	higher facilities-related expenses of $225,000, related to the rise in costs under the new building lease that went into effect in June 2003,

•	higher bonus expenses of $167,000, reflecting the accrual and payment of bonuses in 2004, compared to the reversal of accrued bonuses of $35,000 during the first nine months of 2003, and

•

higher personnel-related expenses of $141,000, related to higher staff levels during the first six months of 2004 compared to 2003 and higher average salaries paid in 2004, partially offset by the impact of the staff reduction in July 2004.

The decrease of $581,000 in our clinical development expenses for the nine months ended September 30, 2004, compared to 2003, was primarily due to changes in costs for the following:

•

lower materials expenses of $412,000, reflecting lower levels of materials consumed in 2004 for the production of clinical grade AAV vectors due to the delayed needs of our development programs at the clinical development stage,

•	lower personnel-related expenses of $175,000, related to the staff reduction in July 2004 of approximately 15 employees, partially offset by higher average salaries in 2004,

•	lower facilities expenses of $162,000 due to the decrease in the allocation of space to clinical development activities in 2004, and

•	lower consulting services of $75,000, primarily related to validation services for new facilities and other process improvements developed in 2003,

partially offset by,

•	higher severance expenses of $145,000, representing $280,000 paid to employees affected by the staff reduction in July 2004, compared to $135,000 paid to an executive in February 2003, and

•	higher bonus expenses of $67,000, reflecting the accrual and payment of bonuses in 2004 compared to the reversal of accrued bonuses of $14,000 during the first nine months of 2003.

          Total research and development expenses for the three and nine months ended September 30, 2004 were within management’s expectations, taking into account the impact of the July 2004 staff reduction, the suspension of patient enrollment in the phase I clinical trial of Coagulin-B in May 2004, and the delay in the anticipated initiation of a clinical trial for AV201.  We believe delays in regulatory approvals and patient scheduling and coordination will continue to be factors that contribute to slower progress in our future clinical trials.  In addition, we expect our total research and development spending for the fiscal year ending December 31, 2004 will decrease below our fiscal-year 2003 level and continue to decline into 2005 as a result of the impact of our lower staff levels and the pace of patient enrollment in clinical trials.

          General and Administrative Expenses

	Three Months Ended September 30,		Percentage decrease over prior year	Nine Months Ended September 30,		Percentage increase over prior year

(Dollars in thousands)	2004	2003		2004	2003

General and administrative expenses	$1,902	$2,084	(9)%	$6,673	$5,635	18%

The decrease of $182,000 in our general and administrative expenses for the third quarter of 2004, compared to 2003, was primarily due to changes in costs for the following:

•

lower personnel-related expenses of $123,000, reflecting the impact of a general decline in general and administrative staff levels during the last year, including the resignation of our former CEO in March 2004,

•	lower professional service expenses of $94,000, primarily for legal support and corporate communications activities,

•	lower travel and other corporate expenses of $135,000, primarily for insurance, and

•	lower recruiting expenses of $65,000, reflecting the decline in hiring in 2004 compared to 2003,

partially offset by,

•	higher severance expenses of $110,000, paid to employees affected by the staff reduction in July 2004, and

•	higher bonus expenses of $105,000, reflecting the accrual and payment of bonuses in 2004 compared to no bonuses accrued at September 30, 2003.

The increase of $1.0 million in our general and administrative expenses for the nine months ended September 30, 2004, compared to 2003, was primarily due to changes in costs for the following:

•

higher severance expenses of $1.0 million, approximately $900,000 of which was accrued in connection with the resignation of our former CEO in March 2004 and approximately $110,000 paid to employees affected by the staff reduction in July 2004,

•	higher bonus expenses of $311,000, reflecting the accrual and payment of bonuses in 2004 compared to the reversal of $101,000 of accrued bonuses during the nine months ended September 30, 2003, and

•	higher facilities-related expenses of $270,000, related to the rise in costs under the new building lease that went into effect in June 2003,

partially offset by,

•

lower personnel-related expenses of $142,000, reflecting the impact of a general decline in general and administrative staff levels during the last year, including the resignation of our former CEO in March 2004,

•	lower travel and other corporate expenses of $141,000, primarily for insurance,

•	lower depreciation expenses of $120,000, as many of our office equipment and furniture assets reach the end of their depreciable lives,

•	lower recruiting expenses of $83,000, reflecting the decline in hiring in 2004 compared to 2003, and

•	lower professional service expenses of $82,000, primarily for legal support, business consulting, and corporate communications activities.

          We expect our general and administrative expenses for the fiscal year ending December 31, 2004 to approximate the levels reported for the fiscal-year ended December 31, 2003, as higher severance costs for the year are offset by lower operating costs, and to decline slightly in 2005.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Interest Income	$449	$699	$1,496	$2,602
Percentage decrease over prior period	(36)%		(43)%

          Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt.  The decline in interest income for the three- and nine- month periods ended September 30, 2004 as compared to the same periods in 2003 was primarily due to the decrease in outstanding interest-bearing cash and securities balances due to resources having been used to fund our on-going operations during the last year.

Liquidity and Capital Resources

          Since our inception in 1992, cash expenditures have significantly exceeded our revenue.  We have funded our operations primarily through public offerings and private placements of our equity securities. After our initial public offering in May 1996, we raised $189 million from private placements and public offerings of our common stock and warrants to purchase our common stock, and we received $2.5 million in research support from Bayer Corporation in March 2003.

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

          At September 30, 2004, we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $81.2 million, compared to approximately $98.9 million at December 31, 2003.  At September 30, 2004 and December 31, 2003, $11.9 million was pledged to secure certain long-term liabilities which included $10.0 million for our line of credit, $1.5 million for equipment operating leases, and approximately $428,000 for letters of credit which serve as security deposits on our building lease.  Our restricted investments are reported as a long-term asset and would not be considered a current source of additional liquidity.

          In July 2004, we eliminated 37 staff positions, thereby reducing our staff level to approximately 65 employees in order to reduce our ongoing operating expenses and extend the life of our current financial resources.  The eliminated positions were primarily in research and development areas.  During the three-months ended September 30, 2004, we incurred approximately $800,000 in severance payments and other termination-related benefits, of which $110,000 was included in general and administrative expenses and $690,000 was included in research and development expenses.  All severance-related costs were paid as of September 30, 2004.  We believe that the future annual savings in personnel costs, including salaries, benefits, and temporary staffing, will approximate $3.1 million.

          In June 2004, we amended the terms of a $10.0 million revolving line of credit which had been put in place with Wells Fargo Bank in June 2000, and amended in June 2002, to provide support for construction related activities.  Under the terms of the current amendment, the expiration date of the borrowing was extended from June 1, 2005 to June 1, 2007, thereby deferring the timetable to repay principal borrowed for two years.

          Our commitments under leases and other obligations as of September 30, 2004 were not materially different from that as of December 31, 2003.  As of December 31, 2003, we had commitments under leases and other obligations totaling $24.1 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on Form 10-K filed with the SEC on March 15, 2004.

          During the nine months ended September 30, 2004, net cash used in operating activities was $17.1 million, primarily due to the net loss of $18.3 million for the period.  The cash used in operating activities was primarily used to support our internal research and development activities, as well as preclinical studies and clinical trials performed by third parties.  The level of cash used for operating activities during the nine months ended September 30, 2004 was slightly lower than management’s expectations at the beginning of the year due to general delays in the progress of our clinical trials.

          During the nine months ended September 30, 2004, $16.7 million and $493,000 was provided by investing and financing activities, respectively.  The cash provided by investing activities consisted primarily of maturities, net of purchases, of available-for-sale securities, offset to a small degree by purchases of property and equipment of $446,000. The cash provided by financing activities consisted of proceeds from the exercise of stock options and warrants during the period.

          We have announced that we are actively seeking to broaden our portfolio of drug development candidates through an in-licensing program, and that this effort has identified several validated compounds that are being investigated, some of which have experience in human clinical trials.  If we are successful in in-licensing or otherwise acquiring compounds, and we pay for such programs in cash, our capital resources will be reduced.  Further, any in-license of compounds in greater amounts than we currently project could cause our expenses to increase beyond our current expectations.

          We believe that we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products.  We believe that with the implementation of the staff reduction in July 2004 and our projected lower levels of spending to support ongoing operations, our capital resources at September 30, 2004 will be adequate to fund our current operating needs for approximately four years.  However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change.  Our future operating and capital requirements will also depend on many other factors, including:

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

We expect to continue to operate at a loss and we may never achieve profitability

          Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability.  To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of September 30, 2004, we had an accumulated deficit of $150.9 million. We currently have one product candidates in clinical trials, AV201 for Parkinson’s disease.  However we only recently received authorization from the FDA and other authorities to begin the trial, and have not yet treated a subject or incurred costs associated with screening, treating, and monitoring participants in this trial.  Developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully complete development of our proposed products, obtain required regulatory approvals and manufacture and market our products directly or through business partners.

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

Because our product candidates are in an early state of development, there is a high risk that they may never be commercialized

          All of our product candidates are in early stages of development.  We do not have any product candidates that have received regulatory approval for commercial sale, and we face the risk that none of our product candidates will ever receive regulatory approval.  We have received authorization from the FDA to initiate a phase I clinical trial for AV201, our product candidate for the treatment of Parkinson’s disease.  We are not aware of any other gene therapy products of other companies that have received regulatory approval for commercial sale in the United States, and do not expect any of our prospective products, including AV201, to be commercially available for at least several years, if at all.  As results of future stages of clinical trials become available and are evaluated, we may decide at any time to discontinue any further development of one or more of our product candidates.

The testing of our potential products relies heavily on the voluntary participation of patients in our clinical trials, which is not within our control, and could substantially delay or prevent us from completing development of such products

          The development of our potential products is dependent upon collecting sufficient data from human clinical trials to demonstrate safe and effective results.  We experienced delays in enrolling patients in our former clinical trials for Coagulin-B.  We may experience similar difficulties in any future clinical trials.  Any delay or failure to recruit sufficient numbers of patients to satisfy the level of data required to be collected under clinical trial protocols could prevent us from developing any products we may target.

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

          Because of the risks and uncertainties in biopharmaceutical development, our gene therapy products could take a significantly longer time to gain regulatory approval than we expect or may never gain FDA approval. If we do not receive these necessary approvals from the FDA, we will not be able to market our products in the United States or generate substantial revenues, and will not become profitable.

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

However, if we cannot negotiate exclusive rights to other co-owned technology, each co-inventor may have rights to independently make, use, offer to sell, or sell the patented technology. Commercialization, assignment, or licensing of the technology by a co-inventor could harm our business.

          We also rely on a combination of trade secret and copyright laws, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. We cannot be certain that these measures will provide meaningful protection of our trade secrets, know-how, or other proprietary information. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We cannot assure you that we will be able to protect our intellectual property successfully.

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

We may be required to obtain rights to proprietary genes and other technologies to further develop our business, which may not be available or may be costly

          We currently investigate and use certain gene sequences or proteins encoded by those sequences, including the factor VIII and IL-10 genes, and manufacturing processes that are or may become patented by others. As a result, we may be required to obtain licenses to these gene sequences, proteins, manufacturing processes, or other technology in order to test, use or market products. We may not be able to obtain these licenses on terms favorable to us, if at all.  In connection with our efforts to obtain rights to these gene sequences, proteins, manufacturing processes, or other technology, we may find it necessary to convey rights to our technology to others. Some of our gene therapy products may require the use of multiple proprietary technologies. Consequently, we may be required to make cumulative royalty payments to several third parties. These cumulative royalties could become commercially prohibitive. We may not be able to successfully negotiate these royalty adjustments to a cost effective level, if at all.

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

We have limited experience in manufacturing our potential products at a commercial scale, which raises uncertainty about our ability to manufacture our potential products cost-effectively

          Even if we are able to develop our potential products and obtain necessary regulatory approvals, we have limited experience in manufacturing any of our proposed products on a commercial basis.  If we are unable to manufacture our products in a cost-effective manner, we are not likely to become profitable.  We have not yet received a license from the FDA for our manufacturing facilities, and cannot apply for one until we submit our product for commercial approval.  Even if we do receive a manufacturing license, we may fail to maintain adequate compliance with the FDA’s regulations concerning current good manufacturing practices (GMP), in which case the license, and our authorization to manufacture product, could be revoked.

We may lose access to critical materials from single source suppliers, which is not within our control and could delay us from manufacturing vector needed to support our clinical trials or future commercialization

          We obtain materials used in the manufacture of our clinical vector products from a number of suppliers, some of whom are our sole qualified source of these materials.  We qualify the suppliers of our clinical materials according to GMP regulations.  If we were to lose access to critical materials from any of these sole-source suppliers, we would be required to obtain a new source of the materials.  It could take us several months to qualify new suppliers before we could use their materials in the manufacture of our clinical vector products.

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

Risks Related to Our Stock

Anti-takeover effects of certain charter provisions and Delaware law may negatively affect the ability of a potential buyer to purchase some or all of our stock at an otherwise advantageous price, which may limit the price investors are willing to pay for our common stock

          Certain provisions of our charter and Delaware law may negatively affect the ability of a potential buyer to attempt an acquisition of takeover of Avigen, which may have a negative effect on the price investors are willing to pay for our common stock. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders.  This would enable our board of directors to establish a stockholder rights plan, commonly referred to as a “poison pill,” which would have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of Avigen.  In addition, our board of directors is divided into three classes, and each year on a rotating basis the directors of one class are elected for a three-year term. This provision could have the effect of making it less likely that a third party would attempt to obtain control of Avigen through Board representation. Furthermore, certain other provisions of our charter may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

Our stock price is volatile, and as a result investing in our common stock is very risky

          From September 30, 2002 to October 31, 2004, our stock price has fluctuated between a range of $10.33 and $2.69 per share.  In addition, in recent years, the stock market in general, and the shares of biotechnology and health care companies in particular, have experienced extreme price fluctuations. We believe that in addition to broad market and industry fluctuations that may cause the market price of our common stock to decline dramatically, various other factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

            Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003, have not changed significantly.  We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this risk to be immaterial.  If market interest rates were to increase by 100 basis points, or 1%, from their September 30, 2004 levels, we estimate that the fair value of our securities portfolio would decline by approximately $848,000 compared to our estimated exposure of $1.1 million at December 31, 2003, primarily due to the reduction in size of our overall portfolio.

Item 4. Controls and Procedures

            Evaluation of disclosure controls and procedures.  Our management, with the participation of our chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004 and concluded that they were effective to provide a reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

            Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            As of October 31, 2004, we were not involved in any material legal proceedings.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

            Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved our recurring engagements of Ernst & Young LLP for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with such filings; (2) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission; (3) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filing on June 22, 2004 with the Securities and Exchange Commission of a Form S-8 to register 250,000 shares of the Company’s common stock pursuant to the amendment to the Company’s 1996 Non-Employee Director’s Stock Option Plan that was approved at the Company’s annual meeting of stockholders in May 2004; and (4) advice in preparing for the internal control documentation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
4.1*	Specimen Common Stock Certificate
4.2	Reference is made to Exhibits 3.1, 3.1.1 and 3.2
10.55	Arrangement Regarding Non-Employee Director Compensation
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
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

AVIGEN, INC.

Date: November 5, 2004	By:	/s/ KENNETH G. CHAHINE

Kenneth G. Chahine Chief Executive Officer and President

Date: November 5, 2004	By:	/s/ THOMAS J. PAULSON

Thomas J. Paulson Vice President Finance, Chief Financial and Accounting Officer, and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation
3.1.1**	Certificate of Amendment to Certificate of Incorporation
3.2*	Restated Bylaws of the Registrant
4.1*	Specimen Common Stock Certificate
4.2	Reference is made to Exhibits 3.1, 3.1.1 and 3.2
10.55	Arrangement Regarding Non-Employee Director Compensation
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

*	Filed as an exhibit to Avigen’s Registration Statement on Form S-1 (No. 333-3220) and incorporated herein by reference.
**

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (Commission file number 0-28272), as filed with the SEC on February 13, 2001.