Form 10-Q
period 2005-03-31
AVIGEN INC \DE
filed 2005-05-06
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

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

     The number of outstanding shares of the registrant’s Common Stock as of May 2, 2005, was 20,381,250 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended March 31, 2005

INDEX

PART I.  FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2005	December 31, 2004

	(Unaudited)	Note 1
ASSETS
Current Assets:
Cash and cash equivalents	$3,502	$3,217
Available-for-sale securities	57,138	61,073
Restricted investments – current	500	—
Accrued interest	678	708
Prepaid expenses and other current assets	730	443

Total current assets	62,548	65,441
Restricted investments	10,428	11,928
Property and equipment, net	11,635	12,497
Deposits and other assets	587	641

Total assets	$85,198	$90,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$697	$641
Accrued compensation and related expenses	956	927

Total current liabilities	1,653	1,568
Long-term loan payable	8,000	8,000
Deferred rent	1,072	1,064
Commitments
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 20,381,250 shares issued and outstanding At March 31, 2005 and December 31, 2004, respectively	20	20
Additional paid-in capital	236,959	236,959
Accumulated other comprehensive loss	(737)	(525)
Deficit accumulated during development stage	(161,769)	(156,579)

Total stockholders’ equity	74,473	79,875

Total liabilities and stockholders’ equity	$85,198	$90,507

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

	Three Months Ended March 31,		Period from October 22, 1992 (inception) through

	2005	2004	March 31, 2005

Revenue	$9	$150	$3,454
Operating expenses:
Research and development	3,641	5,099	131,146
General and administrative	1,879	2,827	54,069
In-license fees	—	—	5,034

Total operating expenses	5,520	7,926	190,249

Loss from operations	(5,511)	(7,776)	(186,795)
Interest expense	(63)	(52)	(2,443)
Interest income	385	566	27,695
Other expense, net	(1)	(19)	(226)

Net loss	$(5,190)	$(7,281)	$(161,769)

Basic and diluted net loss per common share	$(0.25)	$(0.36)

Shares used in basic and diluted net loss per common share calculation	20,381,250	20,324,618

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,		Period from October 22, 1992 (inception) through

	2005	2004	March 31, 2005

Operating Activities
Net cash used in operating activities	$(4,410)	$(5,525)	$(137,060)
Investing Activities
Purchases of property and equipment	(29)	(263)	(28,207)
Decrease (increase) in restricted investments	1,000	—	(10,928)
Purchases of available-for-sale securities	(4,351)	(34,425)	(709,436)
Maturities of available-for-sale securities	8,075	39,698	651,564

Net cash provided by (used in) investing activities	4,695	5,010	(97,007)
Financing Activities
Proceeds from long-term obligations	—	—	10,133
Proceeds from warrants and options exercised	—	483	14,063
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	—	205,619
Other financing activities	—	—	7,754

Net cash provided by financing activities	—	483	237,569
Net increase(decrease) in cash and cash equivalents	285	(32)	3,502
Cash and cash equivalents, beginning of period	3,217	2,384	—

Cash and cash equivalents, end of period	$3,502	$2,352	$3,502

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.        Interim Financial Statements

          Our accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included.  Operating results reported for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2005.  These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

          The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

          In April 2005, the SEC adopted a new rule that amends the compliance dates for FASB Statement No. 123(R), (“FAS 123(R)”), “Share-Based Payment.”  FAS 123(R) will require us to expense employee stock options and other share-based payments in our statements of operations.  Under the Commission’s new rule, we are required to implement FAS 123(R) at the beginning of our next fiscal year that begins after June 15, 2005, or effective January 1, 2006.  The Commission’s new rule does not change the accounting required by FAS 123(R); it changes only the dates of compliance.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and do not expect to adopt FAS 123(R) until the modified compliance date of January 1, 2006.  We do not expect the adoption of FAS 123(R) to have a material impact on our current compensation practices or our statements of cash flows.  However, we do expect that our adoption of FAS 123(R) will significantly increase our reported operating expenses which would have a material impact on our results of operations and related financial position for all periods after adoption.

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

          The following table illustrates the effect on our net loss and loss per common share if we had applied the fair value recognition provisions of FAS 123 to our stock-based employee compensation (in thousands, except for per share data):

	Three Months Ended March 31,

	2005	2004

Net loss – as reported	$(5,190)	$(7,281)
Add: Stock-based employee compensation included in reported net loss	—	220
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(789)	(3,264)

Net loss - pro forma	$(5,979)	$(10,325)

Net loss per common share basic and diluted – as reported	$(0.25)	$(0.36)

Net loss per common share basic and diluted - pro forma	$(0.29)	$(0.51)

          For purposes of disclosure pursuant to FAS 123, as amended by FAS 148, the estimated fair value of our employee stock options is amortized to expense on a straight-line basis over the vesting period of the options, generally over four years.  We use the Black-Scholes option valuation model to estimate the fair value of our options on the date of grant.  Options that were granted during the years ended March 31, 2005 and 2004 were valued with the following weighted average assumptions:

	Three Months Ended March 31,

	2005	2004

Expected volatility	0.7204	0.8271
Risk free interest rate	3.74%	2.99%
Expected life of options in years	5	5
Expected dividend yield	—	—

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

          Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant.  The weighted-average estimated fair values of stock options granted during the periods ended March 31, 2005 and 2004 as calculated using the Black-Scholes option pricing model were $2.95 and $6.36, respectively.

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

          Restricted Investments

          At March 31, 2005, $10.4 million and $0.5 million were classified as restricted investments in long term and current assets, respectively.  At December 31, 2004, $11.9 million was classified as restricted investments in long term assets.  The sum of our long term and current restricted investments represent the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain long-term liabilities at the end of each period.

          The following is a summary of cash, restricted investments, and available-for-sale securities as of March 31, 2005 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$3,502	$—	$—	$3,502
Corporate debt securities	31,029	1	(307)	30,723
Federal agency obligations	27,187	—	(383)	26,804
Asset-backed and other securities	2,356	—	(5)	2,351
Auction rate certificates	2,050	—	—	2,050
Treasury obligations	6,181	—	(43)	6,138

Total	$72,305	$1	$(738)	$71,568
Amounts reported as:
Cash and cash equivalents	3,502	—	—	3,502
Restricted investments	10,928	—	—	10,928
Available for sale securities	$57,875	$1	$(738)	$57,138

Total	$72,305	$1	$(738)	$71,568

          The weighted average maturity of our investment portfolio at March 31, 2005 was 290 days, with $44.3 million carrying an effective maturity of less than twelve months, and $27.3 million carrying an effective maturity between one and three years.

          The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2004 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$3,217	$—	$—	$3,217
Corporate debt securities	33,438	1	(210)	33,229
Federal agency obligations	27,362	—	(248)	27,114
Asset-backed and other securities	3,200	—	(34)	3,166
Auction rate certificates	3,350	—	—	3,350
Treasury obligations	6,176	—	(34)	6,142

Total	$76,743	$1	$(526)	$76,218
Amounts reported as:
Cash and cash equivalents	3,217	—	—	3,217
Restricted investments	11,928	—	—	11,928
Available-for-sale securities	$61,598	$1	$(526)	$61,073

Total	$76,743	$1	$(526)	$76,218

          The weighted average maturity of our investment portfolio at December 31, 2004 was 354 days, with $42.7 million carrying an effective maturity of less than twelve months, and $33.5 million carrying an effective maturity between one and three years.

          Net realized loss was approximately $3,000 for the three months ended March 31, 2005 and net realized gain was approximately $84,000 for the three months ended March 31, 2004.

4.       Comprehensive Loss

          Components of other comprehensive loss, including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive loss. For both periods presented, we have disclosed comprehensive loss in the statement of stockholders’ equity.

	Three Months Ended March 31,

(Amounts in thousands)	2005	2004

Net loss	$(5,190)	$(7,281)
Net unrealized (loss) gain on available-for-sale securities	(212)	44

Comprehensive loss	$(5,402)	$(7,237)

5.       Basic and Diluted Net Loss Per Common Share

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

	Three Months Ended March 31,

	2005	2004

Potential dilutive stock options outstanding	453,768	925,148
Potential dilutive warrants to purchase common stock outstanding	—	2,481

Potential dilutive common shares	453,768	927,629

Outstanding securities excluded from the potential dilutive common shares calculation (1)	3,953,361	3,798,119

(1)

For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the NASDAQ National Market for the period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis of financial conditions and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

          This Quarterly Report on Form 10-Q contains forward-looking statements, which include, but are not limited to, statements of our expectations regarding our future financial results, and statements about future events and results regarding our drug development programs, clinical trials, our intention to acquire or in-license drug candidates from third parties and the possibility of completing one or more transactions in 2005, sources of revenue, our intention to redirect our financial resources toward non-AAV neuropathic pain programs and other potential drug candidates, receipt of regulatory approvals, expense savings and cash burn rate resulting from the implementation of our strategic plan, our expectations regarding future levels of research and development expenses and general and administrative expenses, our intention to enter into distribution and marketing agreements for sales fo our products outside the U.S., our expectations related to our need to obtain additional funding to continue the progress of our research and development programs, capital needs, intellectual property, and our estimates of the fair value of our securities portfolio at assumed market interest rates.  In some cases, you can identify forward-looking statements by such terms as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “predict,” “potential,” and similar expressions which imply that the statements relate to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss the risks we believe are most important in greater detail under the heading “Risk Factors” below and elsewhere in this report.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Avigen undertakes no obligation to update any of the forward- looking statements contained in this report to reflect any future events or developments.

Overview

          Avigen is focused on acquiring, developing and commercializing innovative therapeutics to treat serious disorders, primarily for neurological conditions.  We are shifting our focus from DNA-based drugs to more conventional small molecule therapeutics.  We believe that our senior management team, with extensive small molecule development and commercialization experience, along with our current financial resources and status as a public company, puts Avigen in a unique position to attract promising later-stage drug candidates for the treatment of neurological disorders.  We are actively seeking to identify and acquire rights to product candidates in later-stage clinical development with good human safety and efficacy data and may complete one or more transactions in 2005.

          Since our inception, we have devoted substantially all of our resources to research and development activities, primarily with early stage research in the field of gene therapy, which led to our initiation of three separate phase I clinical trials under three FDA approved INDs which utilized our proprietary AAV-based technologies.  We currently have one ongoing phase I/II clinical trial which uses AAV vectors to treat Parkinson’s disease.  However, gene therapy has proven to be a challenging field.  Despite our numerous discoveries and accomplishments, we have determined that our cutting-edge technologies are not yet adequately understood by ourselves and others in the research, clinical and regulatory communities, and that these programs will still require lengthy clinical development periods.

          As a result, and keeping in line with our mission, we will discontinue our funding of AAV-based programs in order to increase the resources available to build a business based on our internal programs in neuropathic pain, as well as the acquisition of small molecule therapeutic programs for other neurologic indications.  Despite this course of action, we continue to believe in the long-term potential of the AAV technology and that the scientific hurdles currently facing gene therapy programs will eventually be resolved.  Therefore, we remain committed to facilitating the continued development of these programs through external sources, and are currently reviewing proposals to accomplish this, while retaining some participation in the potential economic value of future accomplishments.

First Quarter and Other Recent Highlights

          In February 2005, consistent with our strategic focus to acquire, develop and commercialize pharmaceutical products, we expanded our senior management team with the addition of Michael Coffee in the role of Chief Business Officer.  Mr. Coffee has worked in marketing and executive management capacities at various pharmaceutical companies in which he helped identify, acquire, and launch a number of successful pharmaceutical products.  Mr. Coffee has also helped build marketing organizations in the U.S. similar to the profile we expect will be required by our potential products.

          In April 2005, in line with our strategic direction, we announced that we would discontinue funding of our proprietary programs using AAV-based technologies in order to reduce our level of cash expenditures associated with gene therapy programs.  We are in discussions with external sources to provide funding to support the continuation of the work we and so many of our partners and clinical subject volunteers have contributed to for many years.  This decision will allow us to focus our resources and energy on our current internal programs for neuropathic pain and the on-going evaluation of many other potential acquisition or in-license products.

          We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities.  We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future.  As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to acquire or in-license drug candidates in later-stage development.  We expect our source of revenue, if any, for the next several years to consist of payments under collaborative arrangements with third parties, government grants, and license fees.  We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials.  There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability.  At March 31, 2005 we had an accumulated deficit of $161.8 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $71.6 million.  We believe that our capital resources at March 31, 2005, after considering our anticipated decrease in spending on AAV-based technologies, will be adequate to fund our operating needs for at least the next three to four years.

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

Results of Operations

          Revenue

	Three Months Ended March 31,

(In thousands, except percentages)	2005	2004

Revenue	$9	$150
Percentage decrease over prior year	(94)%

          During the three-month period ended March 31, 2005, revenue consisted solely of research license fees.  During the three months ended March 31, 2004, revenue included $125,000 from the recognition of deferred revenue from the $2.5 million payment received from Bayer in March 2003, $24,000 from research license fees, and $1,200 in royalty revenue.  The payment from Bayer was being recognized ratably over the estimated development period of our hemophilia B product candidate, which was estimated at five years from the date of the payment in 2003.  Our research license agreements allow licensees to make or use products using our patented AAV technologies for research purposes only, and do not allow for the use of our technologies in products for commercial sale. These licenses usually include initiation fees and annual maintenance fees.  The royalty revenue was attributed to a single royalty license that was entered into in July 2000, which allows for the development, manufacture, use and commercial sale of products using our patented AAV technologies.

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

          During the first half of 2004, our staff count dedicated to research and development activities averaged approximately 76 employees.  In July 2004, consistent with our decision to suspend subject enrollment in the phase I clinical trial for hemophilia B, and begin the shift of our resources toward our programs for serious neurological disorders, we reduced our workforce by approximately 36%, and reduced the number of employees dedicated to our research and development activities to approximately 45 at December 31, 2004, without significant further change through the first quarter of 2005.  As a result, our research and development activities for the three months ended March 31, 2005 were significantly lower than the levels of research and development activities during the same period in 2004.

          During the three months ended March 31, 2005 and 2004, our research and preclinical development expenses included activities for our AAV-based development programs, primarily for Parkinson’s disease, our non-AAV programs for neuropathic pain and other neurological targets, as well as validation activities associated with potential acquisition or in-license of non-gene therapy drug products.  During the three months ended March 31, 2005 and 2004, our clinical development expenses included activities to support our AAV-based development programs for the treatment of Parkinson’s disease and hemophilia.

          The costs associated with these two primary functions of our research and development activities approximate the following (in thousands):

	Three Months Ended March 31,		Percentage decrease over prior year

	2005	2004

Research and preclinical development	$2,341	$3,305	(29)%
Clinical development	1,300	1,794	(28)%

Total research and development expenses	$3,641	$5,099	(29)%

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

          The decrease of $964,000 in our research and preclinical development expenses in the first quarter of 2005, compared to the first quarter of 2004, was primarily due to changes in costs for the following:

•

lower personnel-related expenses of $448,000, reflecting a staff level that is approximately 17 lower, primarily related to the staff reduction in July 2004, partially offset by higher average salaries in 2005,

•

lower expenditures for services from third-party collaborators associated with our preclinical animal studies of $391,000, primarily related to our completion of significant preclinical work with Parkinson’s disease in early 2004 as it transitioned into a clinical development phase, and

•

lower materials expenses of $96,000, primarily reflecting a decrease in our consumption of materials to produce AAV vectors and support our other on-going research activities in response to changes in our strategic direction which reduced our focus on AAV-based projects, and the general impact of our lower staff levels due to the staff reduction that occurred in July 2004.

          The decrease of $494,000 in our clinical development expenses for the first quarter of 2005, compared to the first quarter of 2004, was primarily due to changes in costs for the following:

•

lower personnel-related expenses of $225,000, reflecting a staff level that is approximately 15 lower, primarily related to the staff reduction in July 2004, partially offset by higher average salaries in 2005,

•

lower expenditures for services from third-party collaborators associated with recruiting, treating and monitoring subjects in our clinical trials of $122,000, primarily impacted by the timing of the suspension of the Coagulin-B clinical trial in early 2004 and the scheduled observation periods between participant treatments in our Parkinson’s disease trial since the first subject was treated in December 2004,

•

lower materials expenses of $116,000, reflecting lower levels of material consumed in the first quarter of 2005 for the production of clinical grade AAV vectors due to the delayed needs of our development programs at the clinical development stage, and

•	lower license origination fees of $40,000, primarily in connection with our Parkinson’s disease program.

          Total research and development expenses for the three months ended March 31, 2005 were within management’s expectations, taking into account the scheduled slow pace of subject recruitment in our AAV-based Parkinson’s disease clinical trial.  We believe delays in regulatory approvals and scheduling of participants will continue to be factors that contribute to slower progress in our AAV-based clinical trials.  As a result, in 2005, we have begun to reduce the internal funding to our AAV-based programs and intend to redirect our financial resources toward our non-AAV neuropathic pain programs and other potential drug candidates.  If we are successful in our efforts to acquire or in-license drug candidates in later-stage development, our total research and development spending will be likely to rise significantly in 2005 to meet the development needs of such products.  However, if we are not successful in our efforts, we would expect to see total research and development spending decline in 2005 from our 2004 level.

          General and Administrative Expenses

	Three Months Ended March 31,

(In thousands, except percentages)	2005	2004

General and administrative expenses	$1,879	$2,827
Percentage decrease over prior year	(34)%

          The decrease of $948,000 in our general and administrative expenses for the first quarter of 2005, compared to the first quarter of 2004, was primarily due to changes in costs for the following:

•	non-recurring severance expenses of $923,000, which was accrued in March 2004 in connection with the resignation of our former CEO,

•	lower insurance and other corporate costs of $67,000, primarily related to lower premiums paid in the first quarter of 2005 compared to the first quarter of 2004, and

•	lower personnel-related expenses of $84,000, reflecting the impact of a general decline in our average general and administrative staff level over the past twelve months,

               partially offset by,

•

higher legal and professional fees of $78,000, primarily related to an increase in audit fees associated with the initial audit of our internal control over financial reporting for the year ended December 31, 2004,

•	higher expenses for services from third-party consultants associated with business development and other management advisory matters of $60,000, and

•	higher bonus expenses of $55,000, reflecting the accrual of bonuses in the first quarter of 2005 compared no accrued bonuses in the first quarter of 2004.

          We expect our general and administrative expenses for 2005 to decrease from our 2004 levels, primarily due to the non-recurring nature of the severance expenses incurred in 2004.  However, if we are successful in our efforts to acquire or in-license later-stage clinical development drug candidates, our expected general and administrative spending levels may increase to connection with the changing needs of the company.

          Interest Income

	Three Months Ended March 31,

(In thousands, except percentages)	2005	2004

Interest income	$385	$566
Percentage decrease over prior year	(32)%

          Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt.  The declines in interest income for the three months ended March 31, 2005 as compared to the same period in 2004 were primarily due to the decrease in our outstanding interest-bearing cash and securities balances, due to the use of such resources to fund our on-going operations, and to the slightly lower average yield earned on our portfolio of investments during the three months ended March 31, 2005.

Recently Issued Accounting Standard

          In April 2005, the SEC adopted a new rule that amends the compliance dates for FASB Statement No. 123(R), (“FAS 123(R)”), “Share-Based Payment.”  FAS 123(R) requires public companies to recognize compensation expense in an amount equal to the fair value of employee stock options and other share-based payments granted to employees.  Under the Commission’s new rule, we are required to implement FAS 123(R) at the beginning of our next fiscal year that begins after June 15, 2005, or effective January 1, 2006.  The Commission’s new rule does not change the accounting required by FAS 123(R); it changes only the dates of compliance.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method.  We are currently evaluating how we will adopt the standard and do not expect to adopt FAS 123(R) until the modified compliance date of January 1, 2006.  We do not expect the adoption of FAS 123(R) to have a material impact on our current compensation practices or our statements of cash flows.  However, we do expect that our adoption of FAS 123(R) will significantly increase our reported operating expenses which would have a material impact on our results of operations and related financial position for all periods after adoption.

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

          At March 31, 2005, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $71.6 million, compared to approximately $76.2 million at December 31, 2004.  At March 31, 2005 and December 31, 2004, $10.9 million and $11.9 million, respectively, were pledged to secure certain short- and long-term liabilities.  The reduction of $1.0 million in restricted investments at March 31, 2005, was directly associated with our pledge to collateralize certain equipment operating leases.  As these liabilities are due to be fully paid in less than twelve months, the remaining restricted investments are classified as short-term.  At March 31, 2005 and December 31, 2004, our long-term liabilities which required a pledge of our investment portfolio as collateral included $10.0 million for our line of credit and approximately $428,000 for letters of credit which serve as security deposits on our building lease.  Our restricted investments would not be considered a current source of additional liquidity.

          Our commitments under leases and other obligations as of March 31, 2005 were not materially different from that as of December 31, 2004.  As of December 31, 2004, we had commitments under leases and other obligations totaling approximately $21.2 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on From 10-K filed with the SEC on March 16, 2005.

          During the three months ended March 31, 2005, net cash used in operating activities was $4.4 million, primarily due to the net loss of $5.2 million for the period.  The cash used in operating activities was primarily used to support our internal research and development activities, as well as preclinical studies and clinical trials performed by third parties.  The level of cash used for operating activities during the quarter ended March 31, 2005 was in line with management’s expectations.

          During the three months ended March 31, 2005, $4.7 million was provided by investing activities.  The cash provided by investing activities consisted primarily of sales and maturities, net of purchases, of available-for-sale securities and a reduction in the amount of restricted investments pledged in connection with the collateralization of certain equipment operating leases.  The cash provided by investing activities was slightly offset by purchases of property and equipment of $29,000.  There was no cash provided by or used in financing activities during the quarter ended March 31, 2005.

          We have announced that we are actively seeking to broaden our portfolio of drug development candidates through an acquisition or in-licensing program, and that this effort has identified several validated compounds that are being investigated, some of which have experience in human clinical trials.  If we are successful with in-licensing or otherwise acquiring compounds, and we pay for such programs in cash, our liquidity and capital resources would be reduced.  Further, any in-license of compounds in greater amounts than we currently project could cause our expenses to increase beyond our current expectations.

          We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products.  We believe that with the implementation of the staff reduction in July 2004 and our projected lower levels of spending to support our AAV-based operations, our capital resources at March 31, 2005 will be adequate to fund our current operating needs for at least three to four years.  However, this forward-looking statement does not include any estimates of expenses we will incur to complete a product acquisition or the related operating expenses that we would likely incur to advance any acquired or in-licensed drug candidates through clinical development and is based on our current expected program needs.  These assumptions regarding our future operating and capital requirements may change.  Our future operating and capital requirements will depend on many factors, including:

•	how successful, if at all, we are at acquiring or in-licensing compounds, and the nature of the consideration we pay for acquired or in-licensing compounds;

•	continued scientific progress in research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patents claims and other intellectual property rights;

•	the costs involved in obtaining licenses to patented technologies from third-parties that may be needed to commercialize our products;

•	competing technological developments;

•	the cost of manufacturing scale-up;

•	the costs of commercialization activities; and

•	other factors which may not be within our control.

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

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability

          Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability.  To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of March 31, 2005, we had an accumulated deficit of $161.8 million. Acquiring and developing new compounds will require significant additional business development activities and research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire, complete development of proposed products, and obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

Our success could depend on our ability to enhance our existing pipeline of product candidates through the in-license or other acquisition of clinical development candidates.  If our business development efforts are not successful, our ability to achieve profitability will depend on the successful development of our early stage product candidates and our ability to finance the development of such product candidates

          Our current product portfolio consists of early stage products. We intend to restructure and expand our current portfolio and pursue aggressively the in-license or the acquisition of products in later-stage clinical development, primarily with more conventional pharmaceutical candidates.  If we are not successful in acquiring products in later-stage clinical development, then we will be dependent upon our ability to raise financing for, and the successful development and commercialization of, our current product candidates.  Many other large and small companies within the pharmaceutical and biotechnology industry seek to establish collaborative arrangements for product research and development, or otherwise acquire products in later-stage clinical development, in competition with us. We face additional competition from public and private research organizations, academic institutions and governmental agencies in establishing collaborative arrangements for products in later-stage clinical development. Many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and greater experience in conducting business development activities. These entities represent significant competition to us as we seek to expand our pipeline through the in-license or acquisition of compounds. Moreover, while it is not feasible to predict the actual cost of acquiring additional product candidates, that cost could be substantial and we may need to raise additional financing or issue additional equity securities, either of which may further dilute existing stockholders, in order to acquire new products.

If we are able to enhance our existing pipeline of product candidates through the in-license or other acquisition of later-stage clinical development candidates, we may expose ourselves to new risks or encounter difficulties that may prevent us from successfully developing or commercializing our product candidates

          We may in-license or acquire potential products or technologies, whether alone or as a result of our acquisition of other companies.  We do not know if we will be able to successfully complete any future in-licenses or acquisitions.  Even if we are able to in-license or acquire potential product candidates, we may fail to identify risks during our due diligence efforts, or new risks may arise later in the development process of our product candidates, that we may be unable to adequately address.  We may have difficulty integrating potential products or technologies and related operations and personnel, which may disrupt our ongoing operations, distract our management and increase our expenses.  If we are unable to address these risks in a timely manner, we may be unsuccessful developing and commercializing any new product candidates and our business and results of operations could be harmed.

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours non-competitive or obsolete

          There are many entities, both public and private, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions, engaged in developing pharmaceuticals for neurological applications similar to those that may be targeted by us.  Developments by these or other entities may render the products that we acquire or develop non-competitive or obsolete. Furthermore, many of our competitors are more experienced than we are in drug development and commercialization, obtaining regulatory approvals, and product manufacturing and marketing. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do.  Our competitors may also succeed in developing products that are more effective and less costly than any that we develop and may prove to be more successful in the manufacturing and marketing of products.  Any product that we successfully acquire or develop and for which we gain regulatory approval must then compete for market acceptance and market share. Accordingly important competitive factors, in addition to completion of clinical testing and the receipt of regulatory approval, will include product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capacity, reimbursement coverage, pricing and patent protection.

          We are aware that other companies are conducting preclinical studies and clinical trials for conventional and gene therapy products that could compete with products we intend to acquire or develop.

The regulatory process is expensive, time consuming and uncertain and may prevent us from obtaining required approvals for the commercialization of our product candidates

          Prior to marketing in the United States, any product developed by us must undergo rigorous preclinical testing and clinical trials as well as an extensive regulatory approval process implemented by the Food and Drug Administration, or FDA. This process is lengthy, complex and expensive, and approval is never certain.  Positive results from preclinical studies and early clinical trials do not ensure positive results will be demonstrated in clinical trials designed to permit application for regulatory approval.

          Potential problems we may encounter in the implementation stages of our studies include the chance that we may not be able to conduct clinical trials at preferred sites, obtain sufficient test subjects or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, the FDA may temporarily suspend clinical trials at any time if it believes the subjects participating in trials are being exposed to unacceptable health risks, if it finds deficiencies in the clinical trial process or conduct of the investigation, or to better analyze data surrounding any unexpected developments.  For example, progress in our suspended AAV-based clinical trials to treat hemophilia had been interrupted twice to better analyze data from unexpected observations.  These included the identification of vector fragments in the seminal fluid of two early subjects beyond an expected timeframe and the development reported in December 2002 of a temporary elevation in the levels of two liver enzymes in one subject treated with a higher dose.

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

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market

          Any product for which we obtain marketing approval from the FDA, along with the manufacturing processes, post-approval clinical data collection and promotional activities for such product, will be subject to continual review and periodic inspection by the FDA and other regulatory bodies. After approval of a product, we will have significant ongoing regulatory compliance obligations. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in penalties or other actions, including removal from the market.

We may need to secure additional financing to acquire and complete the development and commercialization of our products

          We anticipate that our existing capital resources as of March 31, 2005 will be adequate to fund our currently planned needs for at least the next three to four years. However, beyond that we may require additional funding to acquire new products, to complete the research and development activities currently contemplated, and to commercialize our products. Also, our needs may change upon completing one or more in-licensing or acquisition transactions.  Our future capital requirements will depend on many factors, including:.

•	how successful, if at all, we are at acquiring or in-licensing compounds, and the nature of the consideration we pay for acquired or in-licensing compounds;

•	continued scientific progress in research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patents claims and other intellectual property rights;

•	the costs involved in obtaining licenses to patented technologies from third-parties that may be needed to commercialize our products;

•	competing technological developments;

•	the cost of manufacturing scale-up;

•	the costs of commercialization activities; and

•	other factors which may not be within our control.

          We intend to continue to seek additional funding through public or private equity or debt financing, when market conditions are favorable, or through additional collaborative arrangements with corporate partners. If we raise additional funds by issuing equity securities there may be further dilution to existing stockholders. We cannot assure our investors that we will be able to enter into such financing arrangements on acceptable terms or at all. Without such additional funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

We may not be able to obtain terms to facilitate the continued development of our AAV-based programs through external sources that are favorable to us or if we are able, our partners may fail to advance the technologies.  If our efforts to provide external funding for our AAV-based programs are not successful, we may not realize any significant future value from our past research and development activities

          We intend to discontinue our direct funding for our AAV-based development programs and are in discussions with external sources to provide funding to support the continuation of these programs.  We expect that external funding of these programs could allow us to realize future financial benefits if the continued development of these programs is successful.  Such benefits could provide additional financial support for the clinical development of our potential product candidates.  However, we may not be able to enter into such external funding arrangements on acceptable terms or at all.  In addition, our partners may fail to advance the technologies or may breach obligations under contract.  If we are unable to realize future financial value from our past research and development activities, we may need to raise additional financing or issue additional equity securities, either of which may further dilute existing stockholders, in order to support the clinical development of our potential product candidates, or we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs.

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

If our product manufacturers fail to comply with regulatory requirements, our product commercialization could be delayed or subject to restrictions

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

If we are able to bring our potential products to market, we continue to face a number of risks including our inexperience in marketing or selling our potential products, the acceptance of our products by physicians and insurers, our ability to price our products effectively and to obtain adequate reimbursement for sales of our products

          Even if we are able to develop our potential products and obtain necessary regulatory approvals, we have no experience in marketing or selling any of our proposed products.  We currently do not have an adequate marketing or sales staff.  If we are successful in achieving FDA approval of any product candidate, including any product that we may acquire as a result of our business development efforts, we will need to build a commercial capability.  The development of a marketing and sales capability will require significant expenditures, management resources and time. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our marketing and sales efforts may be unsuccessful. We may not be able to find a suitable sales and marketing partner for our products.  If we are unable to successfully establish a sales and marketing capability in a timely manner or find suitable sales and marketing partners, our business and results of operations will be harmed. Even if we are able to develop a sales force or find a suitable marketing partner, we may not successfully penetrate the markets for any of our proposed products.

          We intend to enter into distribution and marketing agreements with other companies for our products outside the U.S. and do not anticipate establishing our own foreign sales and marketing capabilities for any of our potential products in the foreseeable future.  If any of our foreign marketing partners do not perform under future agreements, we would need to identify an alternative marketing and distribution partner, or market this product ourselves, and we may not be able to establish adequate marketing capabilities for such products.

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

          Recent changes in the required accounting treatment for stock options will have a material negative impact on our financial statements and may affect our stock price.

          In December 2004, the FASB issued FAS No. 123(R), pursuant to which we must measure all stock-based compensation awards, including grants of employee stock options, using a fair value based method and record such expense in our consolidated financial statements.  This requirement to expense stock-based compensation awards is scheduled to take effect for public companies for annual periods beginning after June 15, 2005.  Currently, we disclose such expenses on a pro forma basis in the notes to our consolidated financial statements, but we do not record a charge for employee stock option expense in the financial statements. Once we begin to comply with FAS No. 123(R), our reported net loss will increase, which may affect our stock price.

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

Gene delivery technology is new and developing rapidly; there is limited clinical data and new information may arise which may cause delays in designing our protocols, submitting applications that satisfy all necessary regulatory review requirements, and ultimately completing the clinical trials of our products

          Clinical trials are governed by regulations enforced by the FDA. Our technology is fairly new, and we have limited historical data from preclinical studies or clinical trials that are often necessary to satisfy the FDA’s regulatory review process. In addition, as new information about the technology becomes available, it may change perceptions of previously accepted data, which could require additional periods of time to review and interpret these data.  For example, we experienced what appears to be an immune system response to our hemophilia product candidate that was not previously seen in, and we have not yet been able to reproduce in, any animal model and which we have not yet been able to, and may not be able to, adequately address.  Further clinical testing is required to confirm to what extent our product candidates might cause human patients to develop immune responses to these potential products or the proteins produced by these potential products.  Such responses could make our product ineffective or lead to unwanted side effects. In addition, as previously discussed, one human subject in our clinical trial experienced a mild, temporary elevation of two liver enzymes, which was not seen in any of the animal models, and was not able to sustain steady factor IX expression beyond five weeks. Consequently, we may encounter deficiencies in the design or application stages while developing our clinical trial studies, or in the subsequent implementation stages of such studies, which could cause us or the FDA to delay, suspend or terminate our trials at any time.

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

Other persons may assert rights to our proprietary technology, which could be costly to contest or settle

          Third parties may assert patent or other intellectual property infringement claims against us with respect to our products, technologies, or other matters. Any claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and resolve. There may be third-party patents and other intellectual property relevant to our products and technology. We cannot assure you that litigation asserting claims will not be initiated, that we would prevail in any litigation, or that we would be able to obtain any necessary licenses on reasonable terms, if at all. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the outcome is favorable to us. In addition, to the extent outside collaborators apply technological information developed independently by them or by others to our product development programs or apply our technologies to other projects, disputes may arise as to the ownership of proprietary rights to these technologies.

We may be required to obtain rights to proprietary genes and other technologies to further develop our business, which may not be available or may be costly

          We currently investigate and use certain gene sequences, proteins encoded by those sequences, and compounds, including the IL-10 gene, and manufacturing processes that are or may become patented by others. As a result, we may be required to obtain licenses to these gene sequences or proteins or other technology in order to test, use or market products. We may not be able to obtain these licenses on terms favorable to us, if at all.  In connection with our efforts to obtain rights to these gene sequences or proteins or other technology, we may find it necessary to convey rights to our technology to others. Some of our products may require the use of multiple proprietary technologies. Consequently, we may be required to make cumulative royalty payments to several third parties. These cumulative royalties could become commercially prohibitive. We may not be able to successfully negotiate these royalty adjustments to a cost effective level, if at all.

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

Our stock price is volatile, and as a result investing in our common stock is very risky

          From March 1, 2003 to April 15, 2005, our stock price has fluctuated between a range of $2.75 and $7.93 per share.  We believe that various factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004, have not changed significantly.  We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial.  If market interest rates were to increase by 100 basis points, or 1%, from their March 31, 2005 levels, we estimate that the fair value of our securities portfolio would decline by approximately $569,000 compared to our estimated exposure of $740,000 at December 31, 2004, primarily due to the reduction in size of our overall portfolio.

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures.  Based on the evaluation as of March 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

          Changes in Internal Control over Financial Reporting.  Based on an evaluation as of March 31, 2005, management, including our chief executive officer and chief financial officer, has concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          As of May 1, 2005, we were not involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 6. Exhibits

          The following exhibits are included herein:

Exhibit Number	Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation
3.1.1(13)	Certificate of Amendment to Certificate of Incorporation
3.2(1)	Restated Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
10.1(2, 7)	Nonstatutory Stock Option Outside of Plans to Philip J. Whitcome
10.2(1, 2)	1993 Stock Option Plan
10.3 (2, 17)	1996 Equity Incentive Plan, as amended
10.4(1, 2)	Form of Incentive Stock Option Grant for 1996 Equity Incentive Plan
10.5(1, 2)	Form of Nonstatutory Stock Option Grant for 1996 Equity Incentive Plan
10.6(2, 14)	1996 Non-Employee Directors’ Stock Option Plan, as amended
10.7(2, 4)	1997 Employee Stock Purchase Plan
10.8(1, 2)	Form of Indemnification Agreement between Avigen and its directors and executive officers.
10.9(1)	Form of Common Stock Warrant
10.10(2, 5)	2000 Equity Incentive Plan
10.11(2, 12)	Form of Nonstatutory Stock Option Grant for 2000 Equity Incentive Plan
10.14(2, 15)	Form of Incentive Stock Option Grant for 1993 Stock Option Plan
10.15(2, 15)	Form of Nonstatutory Stock Option Grant for 1993 Stock Option Plan
10.16(2, 24)	Form of Nonstatutory Stock Option Grant for 1996 Non-Employee Directors’ Stock Option Plan, as amended
10.17 (2, 24)	Compensation Agreements with Named Executive Officers
10.27(1, 2)	Employment Agreement dated August 10, 1992, between Avigen and John Monahan
10.29(2, 6)	Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.
10.32(15)	Revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.33(15)	Letter Agreement to the revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.36(2, 8)	Management Transition Plan
10.38(4, 11)	Factor IX patent and Know-How Exclusive License Agreement Between The Children’s Hospital of Philadelphia and Avigen, dated May 20, 1999.
10.39(9, 11)	License Agreement between Avigen and the University of Florida Research Foundation, Inc., dated November 13, 1992, and its First Amendment, dated March 25, 1996.
10.41(10)	Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated February 29, 2000
10.45(13)	Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
10.46(13)	First Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
10.47(13)	Second Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.

Exhibit Number	Exhibits

10.49(16)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.
10.50(16)	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo Bank.
10.51(11, 23)	License Agreement, dated November 21, 2003, by and between University of Colorado and Avigen
10.52 (2, 22)	Separation Agreement dated March 8, 2004 between Avigen and John Monahan
10.53 (20)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2004
10.54 (20)	Amendment to Letter of Agreement to the revolving line of credit note signed June 1, 2004 with Wells Fargo Bank
10.55 (2, 21)	Arrangement Regarding Non-Employee Director Compensation
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.

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

(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-56274) filed with the SEC on June 22, 2004.

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

(24)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (Commission File No. 000-28272).

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIGEN, INC.

Date: May 4, 2005	By:	/s/ KENNETH G. CHAHINE

Kenneth G. Chahine
Chief Executive Officer and President

Date: May 4, 2005	By:	/s/ THOMAS J. PAULSON

Thomas J. Paulson
Vice President Finance,
Chief Financial and Accounting Officer, and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation
3.1.1(13)	Certificate of Amendment to Certificate of Incorporation
3.2(1)	Restated Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
10.1(2, 7)	Nonstatutory Stock Option Outside of Plans to Philip J. Whitcome
10.2(1, 2)	1993 Stock Option Plan
10.3 (2, 17)	1996 Equity Incentive Plan, as amended
10.4(1, 2)	Form of Incentive Stock Option Grant for 1996 Equity Incentive Plan
10.5(1, 2)	Form of Nonstatutory Stock Option Grant for 1996 Equity Incentive Plan
10.6(2, 14)	1996 Non-Employee Directors’ Stock Option Plan, as amended
10.7(2, 4)	1997 Employee Stock Purchase Plan
10.8(1, 2)	Form of Indemnification Agreement between Avigen and its directors and executive officers.
10.9(1)	Form of Common Stock Warrant
10.10(2, 5)	2000 Equity Incentive Plan
10.11(2, 12)	Form of Nonstatutory Stock Option Grant for 2000 Equity Incentive Plan
10.14(2, 15)	Form of Incentive Stock Option Grant for 1993 Stock Option Plan
10.15(2, 15)	Form of Nonstatutory Stock Option Grant for 1993 Stock Option Plan
10.16(2, 24)	Form of Nonstatutory Stock Option Grant for 1996 Non-Employee Directors’ Stock Option Plan, as amended
10.17 (2, 24)	Compensation Agreements with Named Executive Officers
10.27(1, 2)	Employment Agreement dated August 10, 1992, between Avigen and John Monahan
10.29(2, 6)	Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.
10.32(15)	Revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.33(15)	Letter Agreement to the revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.36(2, 8)	Management Transition Plan
10.38(4, 11)	Factor IX patent and Know-How Exclusive License Agreement Between The Children’s Hospital of Philadelphia and Avigen, dated May 20, 1999.
10.39(9, 11)	License Agreement between Avigen and the University of Florida Research Foundation, Inc., dated November 13, 1992, and its First Amendment, dated March 25, 1996.
10.41(10)	Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated February 29, 2000
10.45(13)	Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
10.46(13)	First Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
10.47(13)	Second Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.

Exhibit Number	Exhibits

10.49(16)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.
10.50(16)	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo Bank.
10.51(11, 23)	License Agreement, dated November 21, 2003, by and between University of Colorado and Avigen
10.52 (2, 22)	Separation Agreement dated March 8, 2004 between Avigen and John Monahan
10.53 (20)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2004
10.54 (20)	Amendment to Letter of Agreement to the revolving line of credit note signed June 1, 2004 with Wells Fargo Bank
10.55 (2, 21)	Arrangement Regarding Non-Employee Director Compensation
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.

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

(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-56274) filed with the SEC on June 22, 2004.

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

(24)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (Commission File No. 000-28272).