Form 10-Q
period 2005-06-30
AVIGEN INC \DE
filed 2005-08-09
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

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

          The number of outstanding shares of the registrant’s Common Stock as of August 1, 2005, was 20,899,498 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2005	December 31, 2004

	(Unaudited)	Note 1
ASSETS
Current Assets:
Cash and cash equivalents	$1,522	$3,217
Available-for-sale securities	55,187	61,073
Restricted investments – current	500	—
Accrued interest	690	708
Prepaid expenses and other current assets	564	443

Total current assets	58,463	65,441
Restricted investments	10,428	11,928
Property and equipment, net	6,255	12,497
Deposits and other assets	532	641

Total assets	$75,678	$90,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$751	$641
Accrued compensation and related expenses	1,022	927

Total current liabilities	1,773	1,568
Long-term loan payable	8,000	8,000
Deferred rent	1,079	1,064
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 20,381,750 and 20,381,250 shares Issued and outstanding at June 30, 2005 and December 31, 2004, respectively	20	20
Additional paid-in capital	236,960	236,959
Accumulated other comprehensive income	(537)	(525)
Deficit accumulated during development stage	(171,617)	(156,579)

Total stockholders’ equity	64,826	79,875

Total liabilities and stockholders’ equity	$75,678	$90,507

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from October 22, 1992 (inception through) June 30, 2005

	2005	2004	2005	2004

Revenue	$11	$2,002	$20	$2,152	$3,465
Operating expenses:
Research and development	3,665	4,963	7,306	10,062	134,811
General and administrative	2,013	1,944	3,892	4,771	56,082
Impairment loss related to long-lived assets	4,490	—	4,490	—	4,490
In-license fees	—	—	—	—	5,034

Total operating expenses	10,168	6,907	15,688	14,833	200,417

Loss from operations	(10,157)	(4,905)	(15,668)	(12,681)	(196,952)
Interest expense	(74)	(55)	(137)	(107)	(2,517)
Interest income	408	481	793	1,047	28,103
Other expense, net	(25)	(34)	(26)	(53)	(251)

Net loss	$(9,848)	$(4,513)	$(15,038)	$(11,794)	$(171,617)

Basic and diluted net loss per common share	$(0.48)	$(0.22)	$(0.74)	$(0.58)

Shares used in basic and diluted net loss per common share calculation	20,381,506	20,371,852	20,381,378	20,348,763

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,		Period from October 22, 1992 (inception) through June 30, 2005

	2005	2004

Operating Activities
Net cash used in operating activities	$(8,544)	$(11,013)	$(141,194)
Investing Activities
Purchases of property and equipment	(26)	(346)	(28,204)
Decrease (increase) in restricted investments	1,000	—	(10,928)
Purchases of available-for-sale securities	(19,885)	(12,375)	(724,970)
Maturities of available-for-sale securities	25,759	23,281	669,248

Net cash provided by (used in) investing activities....	6,848	10,560	(94,854)
Financing Activities
Proceeds from long-term obligations	—	—	10,133
Proceeds from warrants and options exercised	1	485	14,064
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	—	205,619
Other financing activities	—	—	7,754

Net cash provided by financing activities	1	485	237,570
Net (decrease) increase in cash and cash equivalents	(1,695)	32	1,522
Cash and cash equivalents, beginning of period	3,217	2,384	—

Cash and cash equivalents, end of period	$1,522	$2,416	$1,522

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Interim Financial Statements

          Our accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included.  Operating results reported for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2005.  These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

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

          In April 2005, the SEC adopted a new rule that amends the compliance dates for FASB Statement No. 123(R), (“FAS 123(R)”), “Share-Based Payment.”  FAS 123(R) will require us to expense employee stock options and other share-based payments in our statements of operations.  Under the Commission’s new rule, we are required to implement FAS 123(R) at the beginning of our next fiscal year that begins after June 15, 2005, or effective January 1, 2006.  The Commission’s new rule does not change the accounting required by FAS 123(R); it changes only the dates of compliance.  The new standard may be adopted in one of two ways - the modified prospective transition method or the modified retrospective transition method. We are currently evaluating the requirements of FAS 123(R) and what the impact will be on our compensation practices and our financial statements.  We have not yet determined how we will adopt the standard, but do expect that it will have a material impact on our results of operations and net loss per share.

          The following table illustrates the effect on our net loss and loss per common share if we had applied the fair value recognition provisions of FAS 123 to our stock-based employee compensation (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net loss - as reported	$(9,848)	$(4,513)	$(15,038)	$(11,794)
Add: Stock-based employee compensation included in reported net loss	—	—	—	220
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(758)	(1,613)	(1,547)	(4,877)

Net loss - pro forma	$(10,606)	$(6,126)	$(16,585)	$(16,451)

Net loss per common share basic and diluted – as reported	$(0.48)	$(0.22)	$(0.74)	$(0.58)

Net loss per common share basic and diluted - pro forma	$(0.52)	$(0.30)	$(0.81)	$(0.81)

          For purposes of disclosure pursuant to FAS 123, as amended by FAS 148, the estimated fair value of our employee stock options is amortized to expense on a straight-line basis over the vesting period of the options, generally over four years.  We use the Black-Scholes option valuation model to estimate the fair value of our options on the date of grant.  Options that were granted during the three and six month periods ended June 30, 2005 and 2004 were valued with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Expected volatility	0.6888	0.8212	0.7046	0.8242
Risk free interest rate	3.93%	3.72%	3.90%	3.36%
Expected life of options in years	5	5	5	5
Expected dividend yield	—	—	—	—

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

          Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant.  The weighted-average estimated fair values of stock options granted during the six-month period ended June 30, 2005 and 2004 as calculated using the Black-Scholes option pricing model were $3.01 and $5.40, respectively.

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

          Restricted Investments

          At June 30, 2005, $10.4 million and $0.5 million were classified as restricted investments in long term and current assets, respectively.  At December 31, 2004, $11.9 million was classified as restricted investments in long term assets.  The sum of our long term and current restricted investments represent the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain long-term liabilities at the end of each period.

          The following is a summary of cash, restricted investments, and available-for-sale securities as of June 30, 2005 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$1,522	$—	$—	$1,522
Corporate debt securities	30,325	—	(220)	30,105
Federal agency obligations	28,743	1	(288)	28,456
Asset-backed and other securities	2,198	—	(2)	2,196
Treasury obligations	5,386	—	(28)	5,358

Total	$68,174	$1	$(538)	$67,637

Amounts reported as:
Cash and cash equivalents	1,522	—	—	1,522
Restricted Investments	10,928	—	—	10,928
Available for sale securities	$55,724	$1	$(538)	$55,187

Total	$68,174	$1	$(538)	$67,637

          The weighted average maturity of our investment portfolio at June 30, 2005 was 329 days, with $43.1 million carrying an effective maturity of less than twelve months, and $24.5 million carrying an effective maturity between one and three years.

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

          Net realized loss was approximately $11,000 for the six months ended June 30, 2005 and net realized gain was approximately $117,000 for the six months ended June 30, 2004.

4.       Property and Equipment

          Property and equipment consist of the following (in thousands):

	June 30, 2005	December 31, 2004

Leasehold improvements	$9,242	$18,439
Laboratory equipment	1,539	6,930
Office furniture and equipment	1,804	2,301

	12,585	27,670
Less accumulated depreciation and amortization	(6,330)	(15,173)

Property and equipment, net	$6,255	$12,497

          The decrease in leasehold improvements, laboratory equipment, and office furniture and equipment reflects the reduction in our cost basis for these long-lived assets due to impairment at June 30, 2005 of $9.2 million, $5.4 million, and $260,000, respectively.  Accumulated depreciation was also reduced by $10.4 million at June 30, 2005 in connection with the impairment adjustment.

5.       Impairment Loss related to Long-lived Assets

          As announced in April 2005, during the three-month period ended June 30, 2005, we took steps to discontinue funding for our AAV-based gene therapy programs and thereby reduced the scope of our research and development activities.  Accordingly, we determined that our future operations would not require the full capacity of all of our currently leased facilities, and that we could maximize the efficiency of our space usage through consolidation of our research and development activities into a single building.

          As a result, we evaluated the ongoing value of the leasehold improvements and equipment associated with approximately 40,000 square feet of manufacturing, laboratory, and office space, which we have a lease through July 2008.  Based on this evaluation, we determined that long-lived assets with a net carrying value of $4.5 million were no longer recoverable and were in fact impaired.  At June 30, 2005, we recorded an impairment loss related to long-lived assets in the facility and wrote down the full carrying value of the leasehold improvements and equipment to approximate their estimated fair value.  Fair value was based on the expected incremental sublease cash flows we believe we could receive in excess of current market lease rental rates for similar mixed use properties.  Based on current market conditions, including vacancy rates and the expected time needed to sublease the facility, we do not expect to receive significant incremental rents related to the long-lived assets.

          This charge primarily represents accelerated depreciation expense, which is a non-cash expense, that was scheduled to be recognized over the remaining three-year term of the building lease.

6.       Comprehensive Loss

          Components of other comprehensive loss, including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive loss. For both periods presented, we have disclosed comprehensive loss in the statement of stockholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,

(Amounts in thousands)	2005	2004	2005	2004

Net loss	$(9,848)	$(4,513)	$(15,038)	$(11,794)
Net unrealized gain (loss) on available-for-sale securities	200	(930)	(12)	(886)

Comprehensive loss	$(9,648)	$(5,443)	$(15,050)	$(12,680)

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Potential dilutive stock options outstanding	474,330	522,050	462,989	575,787
Potential dilutive warrants to purchase common stock outstanding	—	—	—	105

Potential dilutive common shares	474,330	522,050	462,989	575,892

Outstanding securities excluded from the potential dilutive common shares calculation (1)	3,826,199	4,252,279	3,851,767	4,070,347

(1)

For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the NASDAQ National Market for the period.

8.       Subsequent Event

          In July 2005, we took additional steps to reduce the costs associated with our gene therapy programs and initiated a reduction of our total staff by approximately 30%, or 17 positions, primarily in research and development.  All of the terminations were completed by August 1, 2005.  This action was consistent with our announcement in April 2005, that we intended to discontinue internal funding of our development programs based on AAV technologies.  As a result of this staff reduction, we expect to report a charge in the quarter ending September 30, 2005, of approximately $650,000.

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

          This Quarterly Report on Form 10-Q contains forward-looking statements, which include, but are not limited to, statements of our expectations regarding our future financial results, and statements about future events and results regarding our drug development programs, clinical trials, our intention to acquire or in-license drug candidates from third parties and the possibility of completing a transaction in 2005, sources of revenue, our intention to redirect our financial resources toward non-AAV neuropathic pain programs and other potential drug candidates, receipt of regulatory approvals, expense savings and cash burn rate resulting from the implementation of our strategic plan and our intention to sublease a portion of our facilities, our expectations regarding future levels of research and development expenses and general and administrative expenses, our intention to enter into distribution and marketing agreements for sales or our products outside the U.S., our expectations related to our need to obtain additional funding to continue the progress of our research and development programs, capital needs, intellectual property, our expectations related to savings in personnel costs attributable to our workforce reduction, and our estimates of the fair value of our securities portfolio at assumed market interest rates.  In some cases, you can identify forward-looking statements by such terms as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “predict,” “potential,” “if” and similar expressions which imply that the statements relate to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss the risks we believe are most important in greater detail under the heading “Risk Factors” below and elsewhere in this report.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Avigen undertakes no obligation to update any of the forward- looking statements contained in this report to reflect any future events or developments.

Overview

          Avigen is focused on building a pipeline of innovative therapeutics for the treatment of neurological conditions with the goal of becoming a fully integrated pharmaceutical company that will develop, manufacture, market, and sell its products.  Our strategy is to build a robust pipeline through a combination of internal research, acquisitions and in-licensing of product candidates.  We are primarily working with small molecule compounds and have several novel internal candidates.  A number of these candidates are approved human therapeutics for other indications.  In the last year, we have shifted our focus away from DNA-based drugs, which were primarily based on our proprietary AAV-vector technology.  This shift is made possible by the strength of our senior management team, which has extensive small molecule development and commercialization experience, as well as our current level of financial resources.

          In order to compliment our internal product development candidates, we are actively seeking to identify and acquire rights to product candidates in later-stage clinical development with good human safety and efficacy data.  In addition, we are committed to continuing our ongoing clinical trial for AV201 for the treatment of Parkinson’s disease.  AV201 utilizes our proprietary AAV-vector technology and has generated encouraging results that have indicated increased activity of the gene product, aromatic L-amino acid decarboxylase (AADC), in the targeted area of the patient’s brain.  These results have reinforced the confidence we have always had in the potential of our AAV technology.  However, consistent with our longer term strategic vision, we still intend to seek external funding for the continuation of this trial and for the further development of our gene therapy technologies.

Second Quarter and Other Recent Events

          In July 2005, we announced encouraging results from the first patient treated in a phase I/II clinical trial of AV201, our drug candidate for the treatment of mid- to late-stage Parkinson’s disease.  The results from positron emission tomography (PET) brain scans obtained six months after AV201 infusion indicated increased activity of the gene product, AADC, in the targeted area of the brain, compared with the patient’s pre-treatment PET scans.  These findings are consistent with increased dopamine production and transgene expression.  We also treated a second patient in the trial and have scheduled an additional patient treatment in the near future.

          As of August 1, 2005, we had reduced our workforce approximately 30%, or 17 positions, from the June 30, 2005 level in connection with the shift of our focus away from the development of our gene therapy programs.  This reduced our total headcount to approximately 40.  We took this action to reduce our ongoing operating expenses and extend the life of our current financial resources.  We are also in the process of consolidating our research and development operations in order to pursue a sublease of a significant portion of our facilities.  These actions are consistent with our prior announcement to discontinue funding of our proprietary programs using AAV-based technologies.  In connection with the staff reduction, we expect to record a charge for termination benefits of approximately $650,000 in the three months ending September 30, 2005, and we believe that the future annual savings in personnel costs, including salaries and benefits, will approximate $2.1 million.

          We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities.  We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future.  As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to acquire or in-license drug candidates in later-stage development.  We expect our source of revenue, if any, for the next several years to consist of payments under collaborative arrangements with third parties, government grants, and license fees.  We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials.  There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability.  At June 30, 2005 we had an accumulated deficit of $171.6 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $67.6 million.  We believe that our capital resources at June 30, 2005, after considering our anticipated decrease in spending on AAV-based technologies, will be adequate to fund our operating needs for at least the next three to four years.

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

Impairment of property and equipment

          We have invested significant amounts on construction for improvements to leased facilities we use for our research and development activities, with the largest portion of our spending made to modify manufacturing facilities that are intended to comply with requirements of government mandated manufacturing rules for pharmaceutical production.  Management assesses whether the carrying value of long-lived assets is impaired whenever events or changes in circumstances indicate that the asset may not be fully recoverable.  An impairment loss is recognized when the total of the estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value or appraised value, as appropriate.  If the value of our long-lived assets is judged to be impaired, the cost basis of the property and equipment is written down to fair value and the amount of the write down is included in our net loss.  In determining whether the value of our property and equipment is impaired, management considers:

•	failure of manufacturing facilities and equipment to comply with government mandated policies and procedures;

•	failure of the products for which the manufacturing facilities have been constructed to receive regulatory approval; and

•	the extent that facilities could be idled or abandoned due to a decrease in the scope of our research and development activities for an other-than-temporary period, resulting in excess capacity.

          The determination of whether the value of our property and equipment is impaired requires significant judgment, and could have a material impact on our balance sheet and results of operations.  As of June 30, 2005, we determined that the scope of our research and development activities had been reduced and had initiated steps to seek to sublease approximately 40,000 square feet of our facilities.  Based on market conditions for rental property, we do not expect to fully recover the value invested in leasehold improvements and equipment, and have reduced our net carrying value for these assets to their current fair value, resulting in an impairment loss of approximately $4.5 million.

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

Results of Operations

          Revenue

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands except percentages)	2005	2004	2005	2004

Revenue	$11	$2,002	$20	$2,152
Percentage decrease over prior period	(99)%		(99)%

          During the three-month period ended June 30, 2005, revenue included $10,000 from research license fees, and $1,300 in royalty revenue.  During the three months ended June 30, 2004, revenue primarily consisted of the recognition of deferred revenue associated with the $2.5 million payment received from Bayer in March 2003 in connection with our Coagulin-B, for the treatment of hemophilia B, to the liver.  The payment from Bayer was being recognized ratably over the estimated development period of our hemophilia B product candidate, which was estimated at five years from the date of the payment in 2003.  In May 2004, we suspended patient enrollment in the trial, which resulted in the termination of the development of the liver-targeted product candidate associated with the Bayer payment and we accelerated the recognition of all remaining deferred revenue.  Our research license agreements allow licensees to make or use products using our patented AAV technologies for research purposes only, and do not allow for the use of our technologies in products for commercial sale. These licenses usually include initiation fees and annual maintenance fees.  The royalty revenue was attributed to a single royalty license that was entered into in July 2000, which allows for the development, manufacture, use and commercial sale of products using our patented AAV technologies.

          Revenue for the six-month period ended June 30, 2005 included $19,000 from research license fees, and $1,300 in royalty revenue and revenue for the six-month period ended June 30, 2004 included $24,000 from research license fees, $3,000 from royalty revenue, and $2.1 million from the recognition of deferred revenue.

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

          During the first half of 2004, our staff count dedicated to research and development activities averaged approximately 76 employees.  In July 2004, consistent with our decision to suspend subject enrollment in the clinical trial for hemophilia B, in order to begin the shift of our resources toward our programs for serious neurological disorders, we reduced our workforce by approximately 36%, and reduced the number of employees dedicated to our research and development activities to approximately 45 at December 31, 2004, compared to an average for the six months ended June 30, 2005 of 43.  As a result, our research and development activities for the three- and six-months ended June 30, 2005 were significantly lower than the levels of research and development activities during the same periods in 2004.   In July 2005, we took additional steps to reduce the costs associated with our gene therapy programs by reducing our total staff by approximately 30%, or 17 positions, primarily in research and development.  All terminations were completed by August 1, 2005.

          During the three- and six-months ended June 30, 2005 and 2004, our research and preclinical development expenses included activities for our AAV-based development programs, primarily for Parkinson’s disease, our non-AAV programs for neuropathic pain and other neurological targets, as well as validation activities associated with potential acquisition or in-license of non-gene therapy drug products.  During the three- and six-months ended June 30, 2005 and 2004, our clinical development expenses included activities to support our AAV-based development programs for the treatment of Parkinson’s disease and hemophilia.

          The costs associated with these two primary functions of our research and development activities approximate the following (in thousands):

	Three Months Ended June 30,		Percentage decrease over prior year	Six Months Ended June 30,		Percentage decrease over prior year

	2005	2004		2005	2004

Research and preclinical development	$2,446	$3,311	(26)%	$4,787	$6,616	(28)%
Clinical development	1,219	1,652	(26)%	2,519	3,446	(27)%

Total research and development expenses	$3,665	$4,963	(26)%	$7,306	$10,062	(27)%

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

Research and preclinical development

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Personnel-related	$907	$1,384	$1,864	$2,773
External research and development	126	410	214	889
Facilities, depreciation and other allocated	1,413	1,517	2,709	2,954

Total research and preclinical development expenses	$2,446	$3,311	$4,787	$6,616

          The decreases in our research and preclinical development expenses for the three- and six-month periods ended June 30, 2005, compared to the same periods in 2004, of $865,000 and $1.8 million, respectively, were primarily due to changes in costs for the following:

•

lower personnel-related expenses of $477,000 and $909,000, respectively, reflecting an average staff level of approximately 22 fewer individuals, primarily related to the staff reduction in July 2004, partially offset by higher average salaries in 2005, and

•

lower expenditures for external research and development services from third-party collaborators associated with our preclinical animal studies of $284,000 and $675,000, respectively, primarily related to our completion of significant preclinical work with Parkinson’s disease in early 2004 as it transitioned into a clinical development phase.

Clinical development

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Personnel-related	$375	$692	$824	$1,361
External clinical development	90	96	167	294
Facilities, depreciation and other allocated	754	864	1,528	1,791

Total clinical development expenses	$1,219	$1,652	$2,519	$3,446

          The decrease in our clinical development expenses of $433,000 for the three-month period ended June 30, 2005, compared to the same period in 2004, was primarily due to lower personnel-related expenses of $317,000.  This decrease in personnel-related expenses reflects a decrease in our average staff level of approximately 20 fewer than the prior year, primarily as a result of the staff reduction in July 2004, partially offset by higher average salaries in 2005.

          The decrease in our clinical development expenses for the six-month period ended June 30, 2005, compared to the same period in 2004, of $927,000 was primarily due to changes in costs for the following:

•

lower personnel-related expenses of $537,000 reflecting an average staff level of approximately 20 fewer individuals, primarily related to the staff reduction in July 2004, partially offset by higher average salaries in 2005,

•

lower expenditures for external clinical development services from third-party collaborators associated with recruiting and treating subjects in our clinical trials of $127,000, primarily associated with the irregular pace of recruitment we have experienced in our gene therapy trials for hemophilia and Parkinson’s disease, and

•

lower materials expenses of $263,000 included in facilities, depreciation, and other allocated expenses, reflecting higher levels of materials consumed in the prior year in connection with the production of clinical-grade AAV vectors to support the needs of our clinical trials.

          Total research and development expenses for the six months ended June 30, 2005 were within management’s expectations, taking into account the scheduled pace of subject recruitment in our AAV-based Parkinson’s disease clinical trial and the lengthy time periods common to negotiations with external parties.  We believe delays in regulatory approvals and scheduling of participants will continue to be factors that contribute to a measured pace of progress in our current and future clinical trials.  As a result, we have taken steps reduce our costs associated with our gene therapy programs in order to extend the life of our financial resources available to support the development of our non-gene therapy drug candidates which are focused on neuropathic pain and other neurological conditions.  If we are successful in our efforts to acquire or in-license drug candidates in later-stage development, our total research and development spending will be likely to rise significantly in order to meet the development needs of such products.  However, if we are not successful in our efforts, we would expect to see total research and development spending decline in future periods.

          General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Personnel-related	$877	$792	$1,698	$1,663
Legal and professional fees	495	465	957	789
Non-recurring severance	—	—	—	923
Facilities, depreciation and other allocated	641	687	1,237	1,396

Total general and administrative expenses	$2,013	$1,944	$3,892	$4,771

Percentage increase (decrease) over prior period	4%		(18)%

          The increase of $69,000 in our general and administrative expenses for the three months ended June 30, 2005, compared to 2004, was primarily due to higher personnel-related expenses, reflecting higher average salaries in 2005.

          The decrease of $879,000 in our general and administrative expenses for the six months ended June 30, 2005, compared to 2004, was primarily due to changes in costs for the following:

•	non-recurring severance expenses of $923,000, which was accrued in March 2004 in connection with the resignation of our former CEO,

partially offset by,

•

higher legal and professional fees of $168,000, primarily related to an increase in audit fees associated with the audit of our internal control over financial reporting for the year ended December 31, 2004.

          We expect our general and administrative expenses for 2005 to remain below our 2004 levels, primarily due to the non-recurring nature of the severance expenses incurred in 2004.  However, if we are successful in our efforts to acquire or in-license later-stage clinical development drug candidates, our expected general and administrative spending levels may increase to connection with the changing needs of the company.

          Impairment Loss Related to Long-Lived Assets

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands except percentages)	2005	2004	2005	2004

Impairment loss related to long-lived assets	$4,490	$—	$4,490	$—

          In April 2005, we announced our intention to discontinue funding of our AAV-based programs in order to reduce operating costs.  As of June 30, 2005, we had begun the process of consolidating our research and development activities and seeking to sublease approximately 40,000 square feet of our leased facilities.  Based on our assessment of current rental market conditions, we do not believe that we are likely to receive incremental rents that reflect the carrying value of our investment in leasehold improvements and equipment.  Therefore, we have adjusted the cost basis of these long-lived assets to zero, to reflect their estimated fair value.  This charge represents an acceleration of depreciation expense that was scheduled to be recognized over the next three years.  As a result of recording this charge at June 30, 2005, and the decrease in scheduled depreciation charges, we expect that our reported research and development expenses will decline.

          Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands except percentages)	2005	2004	2005	2004

Interest income	$408	$481	$793	$1,047
Percentage change over prior period	(15)%		(24)%

          Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt.  The declines in interest income for the six months ended June 30, 2005 as compared to the same period in 2004 were primarily due to the decrease in our outstanding interest-bearing cash and securities balances, due to the use of such resources to fund our on-going operations, partially offset by slightly higher average yield earned on our portfolio of investments during the six months ended June 30, 2005.

Recently Issued Accounting Standard

          In April 2005, the SEC adopted a new rule that amends the compliance dates for FASB Statement No. 123(R), (“FAS 123(R)”), “Share-Based Payment.”  FAS 123(R) requires public companies to recognize compensation expense in an amount equal to the fair value of employee stock options and other share-based payments granted to employees.  Under the Commission’s new rule, we are required to implement FAS 123(R) at the beginning of our next fiscal year that begins after June 15, 2005, or effective January 1, 2006.  The Commission’s new rule does not change the accounting required by FAS 123(R); it changes only the dates of compliance.  The new standard may be adopted in one of two ways - the modified prospective transition method or the modified retrospective transition method.  We are currently evaluating how we will adopt the standard and how the requirements may impact our compensation practices and our financial statements.  The impact of adoption of the standard cannot be predicted at this time because it will depend on levels of share-based payments granted in future periods, however we do expect that it will have a material impact on our results of operations and net loss per share.

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

          At June 30, 2005, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $67.6 million, compared to approximately $76.2 million at December 31, 2004.  At June 30, 2005 and December 31, 2004, $10.9 million and $11.9 million, respectively, were pledged to secure certain short- and long-term liabilities.  The reduction of $1.0 million in restricted investments at June 30, 2005, was directly associated with our pledge to collateralize certain equipment operating leases.  As these liabilities are due to be fully paid in less than twelve months, the remaining restricted investments are classified as short-term.  At June 30, 2005 and December 31, 2004, our long-term liabilities which required a pledge of our investment portfolio as collateral included $10.0 million for our line of credit and approximately $428,000 for letters of credit which serve as security deposits on our building lease.  Our restricted investments would not be considered a current source of additional liquidity.

          During the three months ended June 30, 2005, we began the process of consolidating our research and development activities into one of our facilities and are seeking to sublease approximately 40,000 square feet of space for the remaining lease term through June 2008.  This facility has the capacity to support manufacturing, research, and office functions.  As of June 30, 2005, our commitments under leases and other obligations were not materially different from that reported as of December 31, 2004.  As of December 31, 2004, we had commitments under leases and other obligations totaling approximately $21.2 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on From 10-K filed with the SEC on March 16, 2005.

          During the six months ended June 30, 2005, net cash used in operating activities was $8.5 million, primarily due to the net loss of $15.0 million for the period, less the adjustment for non-cash expenses of $4.5 million for the impairment of long-lived assets and $1.8 million in depreciation.  The cash used in operating activities was primarily used to support our internal research and development activities, as well as preclinical studies and clinical trials performed by third parties.  The level of cash used for operating activities during the six months ended June 30, 2005 was in line with management’s expectations.

          During the six months ended June 30, 2005, $6.8 million and $1,000 was provided by investing and financing activities, respectively.  The cash provided by investing activities consisted primarily of sales and maturities, net of purchases, of available-for-sale securities and a reduction in the amount of restricted investments pledged in connection with the collateralization of certain equipment operating leases.  The cash provided by investing activities was slightly offset by purchases of property and equipment of $26,000.  The cash provided by financing activities consisted of proceeds from the exercise of stock options during the period.

          We continue to actively seek to broaden our portfolio of drug development candidates through an acquisition or in-licensing program, and have identified several validated compounds that are being investigated, some of which have experience in human clinical trials.  If we are successful with in-licensing or otherwise acquiring compounds, and we pay for such programs in cash, our liquidity and capital resources would be reduced.  Further, any in-license of compounds in greater amounts than we currently project could cause our expenses to increase beyond our current expectations.

          We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products.  We believe that with the reductions in our staff since July 2004, and our projected lower levels of spending to support our gene therapy programs, our financial resources at June 30, 2005 will be adequate to fund our current operating needs for at least three to four years.  However, this forward-looking statement does not include any estimates of expenses we will incur to complete a product acquisition or the related operating expenses that we would likely incur to advance any acquired or in-licensed drug candidates through clinical development and is based on our current expected program needs.  These assumptions regarding our future operating and capital requirements may change.  Our future operating and capital requirements will depend on many factors, including:

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

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability

          Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability.  To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of June 30, 2005, we had an accumulated deficit of $171.6 million. Acquiring and developing new compounds will require significant additional business development activities and research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire, complete development of proposed products, and obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

Our success could depend on our ability to enhance our existing pipeline of product candidates through the in-license or other acquisition of clinical development candidates.  If our business development efforts are not successful, our ability to achieve profitability will depend on the successful development of our early stage product candidates and our ability to finance the development of such product candidates

          Our current product portfolio consists of early stage product candidates. We intend to expand this portfolio and pursue the in-license or the acquisition of more conventional pharmaceutical products in later-stage clinical development.  If we are not successful in acquiring products in later-stage clinical development, then we will be dependent upon our ability to raise financing for, and the successful development and commercialization of, our current product candidates.  Many other large and small companies within the pharmaceutical and biotechnology industry seek to establish collaborative arrangements for product research and development, or otherwise acquire products in later-stage clinical development, in competition with us. We face additional competition from public and private research organizations, academic institutions and governmental agencies in establishing collaborative arrangements for products in later-stage clinical development. Many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and greater experience in conducting business development activities. These entities represent significant competition to us as we seek to expand our pipeline through the in-license or acquisition of compounds. Moreover, while it is not feasible to predict the actual cost of acquiring additional product candidates, that cost could be substantial and we may need to raise additional financing or issue additional equity securities, either of which may further dilute existing stockholders, in order to acquire new products.

If we are able to enhance our existing pipeline of product candidates through the in-license or other acquisition of later-stage clinical development candidates, we may expose ourselves to new risks or encounter difficulties that may prevent us from successfully developing or commercializing our product candidates

          If we are able to in-license or acquire potential product candidates alone or as a result of our acquisition of another company, we may fail to identify scientific, clinical, intellectual property, or other risks during our due diligence efforts, or new risks may arise later in the development process of our product candidates, that we may be unable to adequately address.  We may further have difficulty integrating potential products or technologies and related operations and personnel, which may disrupt our ongoing operations, distract our management and increase our expenses.  If we are unable to address these risks in a timely manner, we may be unsuccessful developing and commercializing any new product candidates and our business and results of operations could be harmed.

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

If our product candidates are not approved by regulatory agencies, including the Food and Drug Administration, we will be unable to commercialize them.

          The Food and Drug Administration (FDA) must approve any new medicine before it can be marketed and sold in the United States. We must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution.  In order to market our medicines in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

          Clinical studies involving our product candidates may reveal that those candidates are ineffective, inferior to existing approved medicines, unacceptably toxic or have other unacceptable side effects.  Other potential problems we may encounter in the implementation stages of our studies include the chance that we may not be able to conduct clinical trials at preferred sites, obtain sufficient test subjects or begin or successfully complete clinical trials in a timely fashion, if at all.  Furthermore, the FDA or similar foreign regulatory authorities may temporarily suspend clinical trials at any time if they believe the subjects participating in trials are being exposed to unacceptable health risks, if they find deficiencies in the clinical trial process or conduct of the investigation, or to better analyze data surrounding any unexpected developments.  For example, progress in two of our AAV-based clinical trials to treat hemophilia were interrupted to better analyze data from unexpected observations.  These included the identification of vector fragments in the seminal fluid of two early subjects beyond an expected timeframe and the development reported in December 2002 of a temporary elevation in the levels of two liver enzymes in one subject treated with a higher dose.

          Furthermore, the results of preclinical studies do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies. Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later clinical studies. In addition, clinical studies of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates. If our clinical studies are substantially delayed or fail to prove the safety and effectiveness of our product candidates, we may not receive regulatory approval of any of our product candidates and our business and financial condition will be materially harmed.

          Because of the risks and uncertainties in drug development, our products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If we do not receive these necessary approvals from the FDA or similar foreign regulatory authorities, we will not be able to generate substantial revenues or become profitable.

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

We may need to secure additional financing to acquire and complete the development and commercialization of our potential products

          We anticipate that our existing capital resources as of June 30, 2005 will be adequate to fund our currently planned needs for at least the next three to four years. However, beyond that we may require additional funding to acquire new products, to complete the research and development activities currently contemplated, and to commercialize our products. Also, our needs may change upon completing one or more in-licensing or acquisition transactions.  Our future capital requirements will depend on many factors, including:.

•	continued scientific progress in research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting, defending and enforcing patents claims and other intellectual property rights;

•	the costs involved in obtaining licenses to patented technologies from third-parties that may be needed to commercialize our products;

•	competing technological developments;

•	the cost of manufacturing scale-up;

•	the costs of commercialization activities; and

•	other factors which may not be within our control.

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

We may not be able to obtain terms to facilitate the continued development of our AAV-based programs through external sources that are favorable to us or if we are able, our partners may fail to advance the technologies.  If our efforts to provide external funding for our AAV-based programs are not successful, we may not realize any significant future value from our past research and development activities

          We have taken steps to discontinue our direct funding for our AAV-based development programs and are in discussions with external sources to provide funding to support the continuation of these programs.  We expect that external funding of these programs could allow us to realize future financial benefits if the continued development of these programs is successful.  Such benefits could provide additional financial support for the clinical development of our potential product candidates.  However, we may not be able to enter into such external funding arrangements on acceptable terms or at all.  In addition, our partners may fail to advance the technologies or may breach obligations under contract.  If we are unable to realize future financial value from our past research and development activities, we may need to raise additional financing or issue additional equity securities, either of which may further dilute existing stockholders, in order to support the clinical development of our potential product candidates, or we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs.

We have limited experience in manufacturing potential products we may acquire and may in the future depend on third parties to manufacture our products.  If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our business, financial condition and results of operations could be harmed

          We may not have the internal capability to manufacture commercial quantities of the pharmaceutical products we acquire following the FDA’s regulations concerning current good manufacturing practices (cGMP). In order to continue to develop products, apply for regulatory approvals and commercialize our products, we may need to contract for or otherwise arrange for the necessary manufacturing capabilities. If we are unable to enter into supply and processing contracts on favorable terms or at all, with any of these manufacturers or processors, there may be additional costs and delay in the development and commercialization of our products. Even if we are able to enter into supply and processing contracts with any of these manufacturers or processors, such manufacturers or processors may be unable to satisfy our requirements, which may lead to additional cost and delay in the development or commercialization of our products. If we are required to find an additional or alternative source of supply, there may be additional cost and delay in the development or commercialization of our products. Additionally, the FDA inspects all commercial manufacturing facilities before approving a New Drug Application for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass this the FDA inspection, the approval and eventual commercialization of our products may be delayed.

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

If we are able to bring our potential products to market, we continue to face a number of risks including our inexperience in marketing or selling our potential products, the acceptance of our products by physicians and insurers, our ability to price our products effectively and to obtain adequate reimbursement for sales of our products

          Even if we are able to develop our potential products and obtain necessary regulatory approvals, we have no experience in marketing or selling any of our proposed products.  We currently do not have an adequate marketing or sales staff.  If we are successful in achieving FDA approval of any product candidate, including any product that we may acquire as a result of our business development efforts, we will need to build a commercial capability.  The development of a marketing and sales capability will require significant expenditures, management resources and time. We may be unable to build such an adequate sales force, the cost of establishing such a sales force may exceed any product revenues, or our marketing and sales efforts may be unsuccessful and we may not be able to find a suitable sales and marketing partner for our products.  If we are unable to successfully establish a sales and marketing capability in a timely manner or find suitable sales and marketing partners, our business and results of operations will be harmed. Even if we are able to develop a sales force or find a suitable marketing partner, we may not successfully penetrate the markets for any of our proposed products.

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

We may be unable to attract and retain the qualified employees, consultants and advisors we need to be successful

          We are highly dependent on key members of our senior management and scientific staff.  The loss of any of these persons could substantially impair our research and development efforts and impede our ability to develop and commercialize any of our products. Recruiting and retaining qualified scientific, technical and managerial personnel will also be critical to our success.  Biotechnology and pharmaceutical personnel with these skills are in high demand.  As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people can be high.  Additionally, because of the reductions to our workforce in 2004, and the initiation of the further reduction of 17 positions in July 2005, it may be more difficult to recruit or retain personnel in the future.

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

          In December 2004, the FASB issued FAS No. 123(R), pursuant to which we must measure all stock-based compensation awards, including grants of employee stock options, using a fair value based method and record such expense in our consolidated financial statements.  We are scheduled to adopt this requirement to expense stock-based compensation awards beginning January 1, 2006.  Currently, we disclose such expenses on a pro forma basis in the notes to our consolidated financial statements, but we do not record a charge for employee stock option expense in the financial statements. Once we begin to comply with FAS No. 123(R), our reported net loss will increase, which may affect our stock price.

We face the risk of liability claims which may exceed the scope or amount of our insurance coverage

          The manufacture and sale of medical products entail significant risk of liability claims. We currently carry liability insurance; however, we cannot assure you that this coverage will remain in place or that this coverage will be adequate to protect us from all liabilities which we might incur in connection with the use of our products in clinical trials or the future use or sale of our products upon commercialization. In addition, we may require increased liability coverage as additional products are used in clinical trials and commercialized. This insurance is expensive and may not be available on acceptable terms in the future, if at all. A successful liability claim or series of claims brought against us in excess of our insurance coverage could harm our business. We must indemnify certain of our licensors and/or other third parties with whom we contract, against any liability claims brought against them arising out of products developed by us under these licenses.

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

Risks Related to Our Current Gene Delivery Products

Our clinical trial to date for AV201 for the treatment of Parkinson’s disease has only treated two subjects over a short period of time, and the results we observe may not be indicative of future results in a larger number of subjects or have lasting effects

          Our current Parkinson’s disease clinical trial has only treated two subjects and any observed progress or results may not be indicative of subsequent progress or results achieved from larger populations or at a higher dose.  At this early stage of our AV201 clinical trial, we do not yet know if we will achieve any favorable results, or if any favorable results achieved will have a lasting effect.  Further, in our previous clinical trials for hemophilia, we did not achieve positive results in humans reflective of the positive results we obtained in animal models.  In the current trial, if a larger population of subjects does not experience positive results, or if any favorable results that we achieve do not demonstrate a lasting effect, this product candidate may not receive approval from the FDA for further studies or commercialization.

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

          If patents can be obtained, we cannot assure you that any of these patents will provide us with any competitive advantage. For example, others may independently develop similar technologies or duplicate any technology developed by us, and any or all of our patents may be invalidated or held unenforceable in litigation.

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

We may be required to obtain rights to proprietary genes and other technologies to further develop our business, which may not be available or may be costly

          We currently investigate and use certain gene sequences, proteins encoded by those sequences, and compounds, including the IL-10 gene, and manufacturing processes that may be or may become patented by others. As a result, we may be required to obtain licenses to these gene sequences or proteins or other technology in order to test, use or market products. We may not be able to obtain these licenses on terms favorable to us, if at all.  In connection with our efforts to obtain rights to these gene sequences or proteins or other technology, we may find it necessary to convey rights to our technology to others. Some of our products may require the use of multiple proprietary technologies. Consequently, we may be required to make cumulative royalty payments to several third parties. These cumulative royalties could become commercially prohibitive. We may not be able to successfully negotiate these royalty adjustments to a cost effective level, if at all.

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

Our stock price is volatile, and as a result investing in our common stock is very risky

          From June 1, 2003 to July 31, 2005, our stock price has fluctuated between a range of $2.75 and $7.98 per share.  We believe that various factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

•	technological innovations or regulatory approvals;

•	results of clinical trials;

•	new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights;

•	achieving or failing to achieve certain developmental milestones;

•	public concern as to the safety of gene therapy, recombinant biotechnology or traditional pharmaceutical products;

•	health care or reimbursement policy changes by governments or insurance companies;

•	developments in relationships with corporate partners;

•	developments in negotiations with parties interested in providing external funding for our AV201 clinical trial for Parkinson’s disease and the further development of our AAV-based technologies; and

•	a change in financial estimates or securities analysts’ recommendations.

          In addition, in recent years, the stock market in general, and the shares of biotechnology and health care companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may cause the market price of our common stock to decline dramatically.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004, have not changed significantly.  We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial.  If market interest rates were to increase by 100 basis points, or 1%, from their June 30, 2005 levels, we estimate that the fair value of our securities portfolio would decline by approximately $588,000 compared to our estimated exposure of $740,000 at December 31, 2004, primarily due to the reduction in size of our overall portfolio.

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures.  Based on the evaluation as of June 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

          Changes in Internal Control over Financial Reporting.  Based on an evaluation as of June 30, 2005, management, including our chief executive officer and chief financial officer, has concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          As of August 1, 2005, we were not involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders for the year ended December 31, 2004 was held on May 26, 2005.

The matters voted upon at the Annual Meeting and the voting of stockholders with respect thereto are as follows:

1.

Each of Yuichi Iwaki, M.D., Ph.D. and Zola Horovitz, Ph.D., were elected as a Class I director to hold office until our 2008 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.  The voting results were as follows:

Yuichi Iwaki, M.D., Ph.D.
For	16,519,403
Withhold	1,973,216
Zola Horovitz, Ph.D.
For	15,985,128
Withhold	2,507,491

Our Class II directors, Philip J. Whitcome, Ph.D. and John K.A. Prendergast, Ph.D., will each continue to serve on our Board of Directors until our 2006 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.   Our Class III directors, Kenneth G. Chahine, Ph.D., J.D. and Daniel Vapnek, Ph.D., will each continue to serve on our Board of Directors until our 2007 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

2.

The adoption of Avigen’s 2005 Equity Incentive Stock Option Plan, which was an amendment and restatement of our currently existing 2000 Equity Incentive Stock Option Plan, was not approved.  The voting results were as follows:

For	4,910,589
Against	4,934,248
Abstain	49,207
Broker non-votes	-0-

3.	The selection of Ernst & Young LLP as our independent auditors for our fiscal year ending December 31, 2005 was ratified. The voting results were as follows:

For	18,265,395
Against	182,737
Abstain	44,487
Broker non-votes	-0-

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

(8)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K for the period ended May 26, 2005, as filed with the SEC on May 31, 2005 (Commission File No. 000-28272).

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

AVIGEN, INC.

Date: August 8, 2005	By:	/s/ KENNETH G. CHAHINE

Kenneth G. Chahine
Chief Executive Officer and President

Date: August 8, 2005	By:	/s/ THOMAS J. PAULSON

Thomas J. Paulson
Vice President Finance,
Chief Financial and Accounting Officer, and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation
3.1.1(13)	Certificate of Amendment to Certificate of Incorporation
3.2(1)	Restated Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
10.1(2, 7)	Nonstatutory Stock Option Outside of Plans to Philip J. Whitcome
10.2(1, 2)	1993 Stock Option Plan
10.3 (2, 17)	1996 Equity Incentive Plan, as amended
10.4(1, 2)	Form of Incentive Stock Option Grant for 1996 Equity Incentive Plan
10.5(1, 2)	Form of Nonstatutory Stock Option Grant for 1996 Equity Incentive Plan
10.6(2, 14)	1996 Non-Employee Directors’ Stock Option Plan, as amended
10.7(2, 4)	1997 Employee Stock Purchase Plan
10.8(1, 2)	Form of Indemnification Agreement between Avigen and its directors and executive officers.
10.9(1)	Form of Common Stock Warrant
10.10(2, 5)	2000 Equity Incentive Plan
10.11(2, 12)	Form of Nonstatutory Stock Option Grant for 2000 Equity Incentive Plan
10.14(2, 15)	Form of Incentive Stock Option Grant for 1993 Stock Option Plan
10.15(2, 15)	Form of Nonstatutory Stock Option Grant for 1993 Stock Option Plan
10.16(2, 24)	Form of Nonstatutory Stock Option Grant for 1996 Non-Employee Directors’ Stock Option Plan, as amended
10.17 (2, 24)	Compensation Agreements with Named Executive Officers
10.27(1, 2)	Employment Agreement dated August 10, 1992, between Avigen and John Monahan
10.29(2, 6)	Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.
10.32(15)	Revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.33(15)	Letter Agreement to the revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.36(2, 8)	Management Transition Plan
10.38(4, 11)	Factor IX patent and Know-How Exclusive License Agreement Between The Children’s Hospital of Philadelphia and Avigen, dated May 20, 1999.
10.39(9, 11)	License Agreement between Avigen and the University of Florida Research Foundation, Inc., dated November 13, 1992, and its First Amendment, dated March 25, 1996.
10.41(10)	Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated February 29, 2000
10.45(13)	Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
10.46(13)	First Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
10.47(13)	Second Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.
10.49(16)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.

Exhibit Number	Exhibits

10.50(16)	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo Bank.
10.51(11, 23)	License Agreement, dated November 21, 2003, by and between University of Colorado and Avigen
10.52 (2, 22)	Separation Agreement dated March 8, 2004 between Avigen and John Monahan
10.53 (20)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2004
10.54 (20)	Amendment to Letter of Agreement to the revolving line of credit note signed June 1, 2004 with Wells Fargo Bank
10.55 (2, 21)	Arrangement Regarding Non-Employee Director Compensation
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.

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

(8)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K for the period ended May 26, 2005, as filed with the SEC on May 31, 2005 (Commission File No. 000-28272).

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