Form 10-Q
period 2005-09-30
AVIGEN INC \DE
filed 2005-11-09
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The number of outstanding shares of the registrant’s Common Stock as of November 1, 2005, was 20,907,273 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2005	December 31, 2004

	(Unaudited)	Note 1
ASSETS
Current Assets:
Cash and cash equivalents	$3,686	$3,217
Available-for-sale securities	47,938	61,073
Restricted investments – current	500	—
Accrued interest	593	708
Prepaid expenses and other current assets	765	443

Total current assets	53,482	65,441
Restricted investments	10,428	11,928
Property and equipment, net	4,251	12,497
Deposits and other assets	478	641

Total assets	$68,639	$90,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$708	$641
Accrued compensation and related expenses	562	927

Total current liabilities	1,270	1,568
Long-term loan payable	8,000	8,000
Deferred rent	1,075	1,064
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 20,907,273 and 20,381,250 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	21	20
Additional paid-in capital	237,245	236,959
Accumulated other comprehensive income	(592)	(525)
Deficit accumulated during development stage	(178,380)	(156,579)

Total stockholders’ equity	58,294	79,875

Total liabilities and stockholders’ equity	$68,639	$90,507

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

					Period from October 22, 1992 (inception through) September 30, 2005

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenue	$4	$8	$24	$2,160	$3,469
Operating expenses:
Research and development	3,599	4,968	10,905	15,030	138,410
General and administrative	1,863	1,902	5,755	6,673	57,945
Impairment loss related to long-lived assets	1,640	—	6,130	—	6,130
In-license fees	—	—	—	—	5,034

Total operating expenses	7,102	6,870	22,790	21,703	207,519

Loss from operations	(7,098)	(6,862)	(22,766)	(19,543)	(204,050)
Interest expense	(83)	(42)	(220)	(149)	(2,600)
Interest income	430	449	1,223	1,496	28,533
Other expense, net	(13)	(15)	(38)	(68)	(264)

Net loss	$(6,764)	$(6,470)	$(21,801)	$(18,264)	$(178,381)

Basic and diluted net loss per common share	$(0.32)	$(0.32)	$(1.06)	$(0.90)

Shares used in basic and diluted net loss per common share calculation	20,828,686	20,372,396	20,530,484	20,356,167

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from October 22, 1992 (inception) through September 30, 2005

	Nine Months Ended September 30,

	2005	2004

Operating Activities
Net cash used in operating activities	$(13,846)	$(17,073)	$(146,496)
Investing Activities
Purchases of property and equipment	(39)	(446)	(28,217)
Decrease (increase) in restricted investments	1,000	—	(10,928)
Purchases of available-for-sale securities	(31,142)	(67,523)	(736,227)
Maturities of available-for-sale securities	44,210	84,662	687,699

Net cash provided by (used in) investing activities	14,029	16,693	(87,673)
Financing Activities
Proceeds from long-term obligations	—	—	10,133
Proceeds from warrants and options exercised	286	493	14,349
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	—	205,619
Other financing activities	—	—	7,754

Net cash provided by financing activities	286	493	237,855

Net increase in cash and cash equivalents	469	113	3,686
Cash and cash equivalents, beginning of period	3,217	2,384	—

Cash and cash equivalents, end of period	$3,686	$2,497	$3,686

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Unaudited Interim Financial Statements

          Our accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included.  Operating results reported for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2005.  These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

          The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

          Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes.  Actual results could differ materially from those estimates.

2.       Stock-Based Compensation

          We have elected to account for stock options granted to our employees and directors in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and comply with the disclosure provisions of statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          The information regarding net loss and loss per common share as required by FAS 123, as amended by SFAS 148, has been determined as if we had accounted for our employee stock options under the fair value method prescribed by FAS 123.  The resulting effect on net loss and loss per common share pursuant to FAS 123 is not likely to be representative of the effects on net loss and loss per common share pursuant to FAS 123 in future years, since future years are likely to include additional grants and the variable impact of future years’ vesting.

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

          The following table illustrates the effect on our net loss and loss per common share if we had applied the fair value recognition provisions of FAS 123 to our stock-based employee compensation (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net loss - as reported	$(6,764)	$(6,470)	$(21,801)	$(18,264)
Add: Stock-based employee compensation included in reported net loss	—	—	—	220
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards	(360)	(895)	(1,907)	(5,772)

Net loss - pro forma	$(7,124)	$(7,365)	$(23,708)	$(23,816)

Net loss per common share basic and diluted – as reported	$(0.32)	$(0.32)	$(1.06)	$(0.90)

Net loss per common share basic and diluted - pro forma	$(0.34)	$(0.36)	$(1.15)	$(1.17)

          For purposes of disclosure pursuant to FAS 123, as amended by FAS 148, the estimated fair value of our employee stock options is amortized to expense on a straight-line basis over the vesting period of the options, generally over four years.  We use the Black-Scholes option valuation model to estimate the fair value of our options on the date of grant.  Options that were granted during the three- and nine-month periods ended September 30, 2005 and 2004 were valued with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Expected volatility	0.6832	0.8163	0.6975	0.8215
Risk free interest rate	4.04%	3.51%	3.93%	3.41%
Expected life of options in years	5	5	5	5
Expected dividend yield	—	—	—	—

          Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant.  The weighted-average estimated fair values of stock options granted during the nine-month periods ended September 30, 2005 and 2004 as calculated using the Black-Scholes option pricing model were $3.22 and $3.92, respectively.

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

          Restricted Investments

          At September 30, 2005, $10.4 million and $0.5 million were classified as restricted investments in long term and current assets, respectively.  At December 31, 2004, $11.9 million was classified as restricted investments in long term assets.  The sum of our long term and current restricted investments represent the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain long-term liabilities at the end of each period.

          The following is a summary of cash, restricted investments, and available-for-sale securities as of September 30, 2005 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$3,686	$—	$—	$3,686
Corporate debt securities	21,075	—	(221)	20,854
Federal agency obligations	29,262	—	(335)	28,927
Asset-backed and other securities	3,016	—	(10)	3,006
Auction rate certificates	1,200	—	—	1,200
Treasury obligations	4,905	—	(26)	4,879

Total	$63,144	$—	$(592)	$62,552
Amounts reported as:
Cash and cash equivalents	$3,686	$—	$—	$3,686
Restricted Investments	10,928	—	—	10,928
Available for sale securities	48,530	—	(592)	47,938

Total	$63,144	$—	$(592)	$62,552

          The weighted average maturity of our investment portfolio at September 30, 2005 was 311 days, with $39.6 million carrying an effective maturity of less than twelve months, and $23.0 million carrying an effective maturity between one and three years.

          The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2004 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$3,217	$—	$—	$3,217
Corporate debt securities	33,438	1	(210)	33,229
Federal agency obligations	27,362	—	(248)	27,114
Asset-backed and other securities	3,200	—	(34)	3,166
Auction rate certificates	3,350	—	—	3,350
Treasury obligations	6,176	—	(34)	6,142

Total	$76,743	$1	$(526)	$76,218

Amounts reported as:
Cash and cash equivalents	$3,217	$—	$—	$3,217
Restricted investments	11,928	—	—	11,928
Available-for-sale securities	61,598	1	(526)	61,073

Total	$76,743	$1	$(526)	$76,218

          The weighted average maturity of our investment portfolio at December 31, 2004 was 354 days, with $42.7 million carrying an effective maturity of less than twelve months, and $33.5 million carrying an effective maturity between one and three years.

          Net realized loss was approximately $20,000 for the nine months ended September 30, 2005 and net realized gain was approximately $139,000 for the nine months ended September 30, 2004.

4.       Property and Equipment

          Property and equipment consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Leasehold improvements	$6,742	$18,439
Laboratory equipment	1,544	6,930
Office furniture and equipment	1,811	2,301

	10,097	27,670
Less accumulated depreciation and amortization	(5,846)	(15,173)

Property and equipment, net	$4,251	$12,497

          The decrease in leasehold improvements, laboratory equipment, and office furniture and equipment reflects reductions in our cost basis for these long-lived assets due to impairment charges during the nine months ended September 30, 2005 of $11.7 million, $5.4 million, and $260,000, respectively.  Accumulated depreciation was also reduced by $11.2 million for the nine months ended September 30, 2005 in connection with the impairment charges.

5.       Impairment Loss related to Long-lived Assets

          As announced in April 2005, we began to implement a plan to discontinue funding of our AAV-based programs in order to focus our development efforts and financial resources on our non-gene therapy product candidates.  As a result, we determined that our future operations would not require the full capacity of our currently leased facilities.  Therefore, at June 30, 2005, we evaluated the ongoing value of the leasehold improvements and equipment associated with approximately 40,000 square feet of manufacturing, laboratory, and office space, which we have a lease through July 2008.  Based on this evaluation, we determined that long-lived assets with a net carrying value of $4.5 million were no longer recoverable and were in fact impaired.  At June 30, 2005, we recorded an impairment loss related to long-lived assets in the facility and wrote down the related carrying value of the leasehold improvements and equipment to approximate their estimated fair value.  Fair value was based on the expected incremental sublease cash flows we believe we could receive in excess of our prorated existing operating lease obligations based on current market lease rental rates for similar mixed use properties.  Based on current market conditions, including vacancy rates and the expected time needed to sublease the facilities, we do not expect to receive significant incremental rents related to the long-lived assets.

          During the quarter ended September 30, 2005, we took additional steps to consolidate our operations in order to sublease additional portions of our leased facilities.  As a result, we evaluated the ongoing value of the leasehold improvements associated with 11,000 square feet of manufacturing, laboratory, and office space we have under lease through November 2010.  Based on these evaluations, we determined that long-lived assets with a net carrying value of $1.6 million were no longer recoverable and thus were considered to be impaired.  As of September 30, 2005, we recorded an impairment loss of $1.6 million related to long-lived assets in the facilities and wrote down the related carrying value of the leasehold improvements to approximate their estimated fair value.

          The impairment charges primarily represent accelerated depreciation expense, which is a non-cash expense that was scheduled to be recognized over the remaining three- and five-year terms of the building leases.

6.       Termination Costs Associated with Exit from Gene Therapy Programs

          In August 2005, we took steps to reduce our research and development spending associated with our AAV-based gene therapy programs.  The significant component of this plan was to reduce the level of our total staff by approximately 19 positions, primarily in research and development.  This action qualifies as an exit activity under FAS 146, “Costs Associated with Exit or Disposal Activities.”  In connection with this reduction in staff, we incurred approximately $655,000 in severance and other termination-related benefits.  Approximately $580,000 of the costs associated with the workforce reduction are included in research and development expenses and approximately $75,000 are included in general and administrative expenses for the three- and nine- month periods ended September 30, 2005.  At September 30, 2005, approximately $45,000 was unpaid and primarily represents deferred severance payments and extended health care benefits for certain impacted employees.  We do not expect to incur any additional costs associated with the workforce reduction, however, we do expect to incur other contract termination costs associated with potential future sublease activities of portions of our operating facilities.

7.       Comprehensive Loss

          Components of other comprehensive loss, including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,

(Amounts in thousands)	2005	2004	2005	2004

Net loss	$(6,764)	$(6,470)	$(21,801)	$(18,264)
Net unrealized (loss) gain on available-for-sale securities	(55)	197	(67)	(689)

Comprehensive loss	$(6,819)	$(6,273)	$(21,868)	$(18,953)

8.       Basic and Diluted Net Loss Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Potential dilutive stock options outstanding	149,856	479,778	357,433	547,463
Outstanding securities excluded from the potential dilutive common shares calculation (1)	3,868,017	4,729,319	3,857,243	4,386,571

(1)

For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the NASDAQ National Market for the period.

9.       Stockholder’s Equity

          During the nine-month period ended September 30, 2005, we received $286,000 in cash proceeds related to the exercise of stock options for 526,023 shares of common stock.

          In August 2005, the exercise period for a terminated employee’s stock options for 107,500 shares of common stock was extended through December 31, 2005.  At the time of this modification, there was no intrinsic value as the exercise price for these stock options exceeded the market price.  As a result, we did not record any compensation expense in connection with the modification.

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

              This Quarterly Report on Form 10-Q contains forward-looking statements, which include, but are not limited to, statements of our expectations regarding our future financial results, and statements about future events and results regarding our drug development programs, clinical trials, our intention to acquire or in-license drug candidates from third parties and the possibility of completing a transaction in 2005, sources of revenue, our intention to redirect our financial resources toward non-AAV neuropathic pain programs and other potential drug candidates, receipt of regulatory approvals, expense savings and cash burn rate resulting from the implementation of our strategic plan and our intention to sublease portions of our facilities, our expectations regarding future levels of research and development expenses and general and administrative expenses, our expectations related to our need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to acquire or in-license drug candidates in later-stage development, our expectations related to savings in personnel costs attributable to our workforce reduction, and our estimates of the fair value of our securities portfolio at assumed market interest rates.  In some cases, you can identify forward-looking statements by such terms as “may,” “might,” “can,” “will,” “should,” “could,” “would,” “expect,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “predict,” “potential,” “if” and similar expressions which imply that the statements relate to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss the risks we believe are most important in greater detail under the heading “Risk Factors” below and elsewhere in this report.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Avigen undertakes no obligation to update any of the forward- looking statements contained in this report to reflect any future events or developments.

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

          In order to compliment our internal product development candidates, we are actively seeking to identify and acquire rights to product candidates in later-stage clinical development with good human safety and efficacy data.  We continue to redirect our research and development activities to building our product development pipeline of small molecule candidates and have completed many of the steps designed to fully divest our AAV-based technology and eliminate gene therapy-related spending.  However, we are committed to supporting the continuation of the ongoing clinical trial for the treatment of Parkinson’s disease which uses one of our AAV-vectors.  This trial for AV201 has generated encouraging results that have indicated increased activity of the gene product, aromatic L-amino acid decarboxylase (AADC), in the targeted area of the patient’s brain.  These results have reinforced the confidence we have always had in the potential of our AAV technology.  However, consistent with our longer term strategic vision, we intend to seek external funding for the continuation of the trial and for the further development of our gene therapy technologies.

Third Quarter and Other Recent Events

          In July 2005, we announced encouraging results from the first patient treated in a phase I/II clinical trial of AV201, our drug candidate for the treatment of mid- to late-stage Parkinson’s disease.  The results from positron emission tomography (PET) brain scans obtained six months after AV201 infusion indicated increased activity of the gene product, AADC, in the targeted area of the brain, compared with the patient’s pre-treatment PET scans.  These findings are consistent with increased dopamine production and transgene expression.  We also treated two other patients in the trial prior to September 30, 2005.

          On August 1, 2005, as one of the steps to completely divest our AAV-based technology, we eliminated approximately 19 positions associated with our gene therapy operations.  This reduced our total headcount at September 30, 2005 to 38 employees.  In connection with the staff reduction, during the three months ended September 30, 2005, we recorded a charge for termination benefits of approximately $655,000.  We believe that this action will result in future annual savings of personnel costs, including salaries and benefits, of approximate $2.1 million.  In addition, we continue to take steps to eliminate other gene therapy-related spending and are consolidating operations in order to sublease portions of our facilities.

          We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities.  We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future.  As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to acquire or in-license drug candidates in later-stage development.  We expect our source of revenue, if any, for the next several years to consist of payments under collaborative arrangements with third parties, government grants, and license fees.  We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials.  There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability.  At September 30, 2005 we had an accumulated deficit of $178.4 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $62.6 million.  We believe that our capital resources at September 30, 2005, after considering our anticipated decrease in spending on gene therapy-related activities, will be adequate to fund our operating needs for approximately the next three years.

Critical Accounting Policies and Significant Judgments and Estimates

          Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, valuation of investments in financial instruments, impairment of property and equipment, and allocation of research and development expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.  These policies are consistent with those presented in our Annual Report on Form 10-K for the period ended December 31, 2004.

Revenue recognition

          We recognize revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements ratably over the relevant periods specified in the agreements, generally the development phase.  This development phase can be defined as a specified period of time, however, in certain cases, the collaborative agreement specifies a development phase that culminates with milestone objectives but does not have a fixed date and requires us to estimate the time period over which to recognize this revenue. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering the projected level of effort and current stage of development. If our estimate of the development-phase time period changes, the amount of revenue we recognize related to up-front payments for a given period will accelerate or decrease accordingly.  For example, in March 2003, we received a $2.5 million payment from Bayer under the terms of a collaboration agreement for Coagulin-B, for hemophilia administered to the liver.  The revenue associated with the payment was being recognized ratably over the development phase, which was initially estimated to be five years.  In May 2004, we suspended subject enrollment in the phase I clinical trial for this product candidate and, as a result, ended the development phase for this product candidate and recognized as revenue $2.0 million, constituting the portion of the $2.5 million payment not previously recognized as revenue, during the quarter ended June 30, 2004.

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

Impairment of property and equipment

          We have invested significant amounts on construction for improvements to leased facilities we use for our research and development activities, with the largest portion of our spending made to modify manufacturing facilities that are intended to comply with requirements of government mandated manufacturing rules for pharmaceutical production.  Management assesses whether the carrying value of long-lived assets is impaired whenever events or changes in circumstances indicate that the asset may not be fully recoverable.  An impairment loss is recognized when the total of the estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value or appraised value, as appropriate.  If the value of our long-lived assets is judged to be impaired, the cost basis of the property and equipment is written down to fair value and the amount of the write down is included in our net loss.  In determining whether the value of our property and equipment is impaired, management considers:

•	failure of manufacturing facilities and equipment to comply with government mandated policies and procedures;

•	failure of the product candidates for which the manufacturing facilities have been constructed to receive regulatory approval; and

•	the extent that facilities could be idled or abandoned due to a decrease in the scope of our research and development activities for an other-than-temporary period, resulting in excess capacity.

          The determination of whether the value of our property and equipment is impaired requires significant judgment, and could have a material impact on our balance sheet and results of operations.  At both June 30 and September 30, 2005, we determined that the scope of our research and development activities had changed such that we would not effectively utilize certain portions of our leased facilities that had been designed to support our gene therapy programs.  After considering alternative uses for these spaces, we decided it was not cost effective to re-engineer the rooms representing approximately 40,000 square feet of manufacturing, laboratory, and office space under lease through May 2008 and approximately 11,000 square feet of similar space we have under lease through November 2010.  We believe we would maximize our potential cost savings by subleasing the properties.  Based on current market conditions for rental property, we do not expect to fully recover the value invested in leasehold improvements and equipment, and have reduced our net carrying value for these assets to their current fair value, resulting in an impairment loss for the nine-months ended September 30, 2005 of approximately $6.1 million.  This amount does not impact our cash flows and represents an acceleration of depreciation charges that would have been recognized over the remaining three and  five year lease periods.

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

Results of Operations

          Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands except percentages)	2005	2004	2005	2004

Revenue	$4	$8	$24	$2,160
Percentage decrease over prior period	(50)%		(99)%

          Revenue for the three-month periods ended September 30, 2005 and 2004, respectively, included $4,000 and $8,000 from AAV-related research license fees and royalty income.  Our research license agreements allow licensees to make or use products using our patented AAV technologies for research purposes only, and do not allow for the use of our technologies in products for commercial sale. These licenses usually include initiation fees and annual maintenance fees.  The royalty revenue for the three-month periods ended September 30, 2005 and 2004 was attributed to a single royalty license that was entered into in July 2000, which allows for the development, manufacture, use and commercial sale of products using our patented AAV technologies.

          Revenue for the nine-month period ended September 30, 2005 included $24,000 from research license fees and royalty income.  Revenue for the nine-month period ended September 30, 2004 included $35,000 from research license fees and royalty income, and $2.1 million from the recognition of deferred revenue.  The recognition of deferred revenue was associated with the $2.5 million payment received from Bayer in March 2003 in connection with our AAV Coagulin-B product candidate, for the treatment of hemophilia B, to the liver.  The payment from Bayer was being recognized ratably over the estimated development period of the product candidate, which was estimated at five years from the date of the payment in 2003.  In May 2004, we suspended patient enrollment in the trial, which resulted in the termination of the development of the product candidate associated with the payment and we accelerated the recognition of all remaining deferred revenue.

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

          During the first half of 2004, our research and development activities were primarily focused on our AAV-based programs for hemophilia and Parkinson’s disease and our non-AAV programs for neuropathic pain.  Our staff count dedicated to research and development activities at the time averaged approximately 76 employees.  In July 2004, in connection with the suspension of enrollment in the hemophilia B clinical trial, we began to shift the focus of our resources toward neurological programs, and reduced our workforce by approximately 36 percent.  This reduced the number of employees dedicated to our research and development activities to approximately 45 at December 31, 2004.  In August 2005, we took additional steps to divest our AAV-based activities and reduced our workforce by approximately 19 positions, or 33 percent.  As a result, at September 30, 2005, the staff count associated with our current research and development activities, which focus on our small molecule candidates for neurological disorders, was approximately 20.

          The costs associated with the two primary functions of our research and development activities approximate the following (in thousands):

	Three Months Ended September 30,		Percentage decrease over prior year	Nine Months Ended September 30,		Percentage decrease over prior year

	2005	2004		2005	2004

Research and preclinical development	$2,449	$3,326	(26)%	$7,236	$9,943	(27)%
Clinical development	1,150	1,642	(30)%	3,669	5,087	(28)%

Total research and development expenses	$3,599	$4,968	(28)%	$10,905	$15,030	(27)%

          Because a significant percentage of our research and development resources are dedicated to activities that focus on fundamental platform technologies that may be used in multiple product applications, including production and administration techniques, the majority of our costs are not directly attributed to individual development programs.  Decisions regarding our project management and resource allocation are primarily based on interpretations of scientific data, rather than cost allocations.  Our estimates of costs between research and preclinical development and clinical development are primarily based on staffing roles within our research and development departments.  As such, costs allocated to specific projects may not necessarily reflect the actual costs of those efforts and, therefore, we do not generally evaluate actual costs-incurred information on a project-by-project basis.  In addition, we are unable to estimate the future costs to completion for any specific projects.

Research and preclinical development

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Personnel-related	$1,168	$1,595	$3,032	$4,368
External research and development	140	352	355	1,241
Facilities, depreciation and other allocated	1,141	1,379	3,849	4,334

Total research and preclinical development expenses	$2,449	$3,326	$7,236	$9,943

          The decreases in our research and preclinical development expenses for the three- and nine-month periods ended September 30, 2005, compared to the same periods in 2004, of $877,000 and $2.7 million, respectively, were primarily due to changes in costs for the following:

•

lower personnel-related expenses of $427,000 and $1.3 million, respectively, reflecting a significantly lower average staff level as a result of staff reductions in July 2004 and August 2005, partially offset by higher average salaries in 2005,

•

lower expenditures for external research and development services from third-party collaborators associated with our preclinical animal studies of $212,000 and $886,000, respectively, primarily related to our completion of significant preclinical work with Parkinson’s disease in early 2004 as it transitioned into a clinical development phase, and

•

lower facilities and other allocated expenses of $238,000 and $485,000, respectively, primarily reflecting a decrease in depreciation charges in the current quarter due to the write-down of the cost basis of long-lived assets at June 30, 2005 due to impairment.

Clinical development

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Personnel-related	$331	$732	$1,155	$2,092
External clinical development	304	24	471	318
Facilities, depreciation and other allocated	515	886	2,043	2,677

Total clinical development expenses	$1,150	$1,642	$3,669	$5,087

          The decreases in our total clinical development expenses for the three- and nine-month periods ended September 30, 2005, compared to the same periods in 2004, of $492,000 and $1.4 million, respectively, were primarily due to changes in costs for the following:

•

lower personnel-related expenses of $401,000 and $937,000, respectively, reflecting a lower average staff level of approximately 14 fewer individuals as a result of staff reductions in July 2004 and August 2005, partially offset by higher average salaries in 2005, and

•

lower facilities and other allocated expenses of $371,000 and $634,000, respectively, primarily due a decrease in the amounts of materials consumed compared to the prior year in connection with the production of clinical-grade AAV vectors to support the needs of our clinical trials, partially offset by,

•

higher expenditures for external clinical development services from third-party collaborators associated with recruiting and treating subjects in our clinical trials of $281,000 and $153,000, respectively, primarily related to the increase in recruitment for our phase I/II clinical trial for AV201, our drug candidate for the treatment of mid- to late-stage Parkinson’s disease since the program transitioned into a clinical development phase in late 2004.

          Total research and development expenses for the nine months ended September 30, 2005 were within management’s expectations, taking into account the scheduled pace of subject recruitment in the Parkinson’s disease clinical trial and the lengthy time periods common to negotiations with external parties.  We believe delays in regulatory approvals and scheduling of participants will continue to be factors that contribute to a measured pace of progress in our current and future clinical trials.  As a result, we have taken steps to reduce our operating costs in order to extend the life of our financial resources.  If we are successful in our efforts to acquire or in-license drug candidates in later-stage development, our total research and development spending will be likely to rise significantly in order to meet the development needs of such product candidates.  However, if we are not successful in our efforts, we would expect to see total research and development spending decline in future periods.

          General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Personnel-related	$908	$915	$2,606	$2,584
Legal and professional fees	329	259	1,286	1,048
Severance	75	106	75	1,022
Facilities, depreciation and other allocated	551	622	1,788	2,019

Total general and administrative expenses	$1,863	$1,902	$5,755	$6,673

Percentage decrease over prior period	(2)%		(14)%

          General and administrative expenses for the three-month period ended September 30, 2005, compared to 2004, were relatively unchanged, at $1.9 million in both periods.

          The decrease of $918,000 in our general and administrative expenses for the nine-month period ended September 30, 2005, compared to the same period in 2004, was primarily due to changes in costs for the following:

•	lower severance expenses of $947,000, primarily related to severance expense accrued in March 2004 in connection with the resignation of our former CEO, and

•	lower facilities and other allocated expenses of $231,000 including savings from lower corporate insurance premiums,

partially offset by,

•	higher legal and professional fees of $238,000, primarily related to an increase in costs associated with being a public company and increased use of third-party business consultants.

          We expect our general and administrative expenses for 2005 to remain below our 2004 levels, primarily due to lower severance expenses.  However, if we are successful in our efforts to acquire or in-license later-stage clinical development drug candidates, our expected general and administrative spending levels may increase to connection with the changing needs of the company.

          Impairment Loss Related to Long-Lived Assets

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands except percentages)	2005	2004	2005	2004

Impairment loss related to long-lived assets	$1,640	$—	$6,130	$—

          At September 30, 2005, we recorded an impairment charge of $1.6 million related to leasehold improvements to 11,000 square feet of manufacturing, laboratory, and office space under lease through November 2010.  At June 30, 2005, we recorded an impairment charge of $4.5 million related to leasehold improvements and equipment associated with our facilities, including approximately 40,000 square feet of manufacturing, laboratory, and office space under lease through May 2008.  These charges were based on our assessments of changes in the scope of our research and development activities at June 30 and September 30, 2005, and the determination that it was not cost effective to re-engineer facilities that had been designed to support our AAV-based gene therapy programs.  Based on these assessments, we are consolidating our operations in order to sublease portions of these facilities.  Under current rental market conditions, we do not believe that we are likely to receive incremental rents above the cost of our current lease obligations.  Therefore, we have adjusted the cost basis of the long-lived assets associated with these facilities to zero, to reflect their estimated fair value.  These charges do not impact our cash flow and represent an acceleration of depreciation expenses that were scheduled to be recognized over the next five years.  As a result of the recognition of these charges, future depreciation expenses for these long-lived assets will decrease.

          Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands except percentages)	2005	2004	2005	2004

Interest income	$430	$449	$1,223	$1,496
Percentage change over prior period	(4)%		(18)%

          Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt.  The declines in interest income for the three- and nine-month periods ended September 30, 2005, as compared to the same periods in 2004 were primarily due to the decrease in our outstanding interest-bearing cash and securities balances, due to the use of such resources to fund our on-going operations, partially offset by a rising average yield earned on our portfolio of investments during 2005.

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

          At September 30, 2005, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $62.6 million, compared to approximately $76.2 million at December 31, 2004.  At September 30, 2005 and December 31, 2004, $10.9 million and $11.9 million, respectively, were pledged to secure certain short- and long-term liabilities.  The reduction of $1.0 million in restricted investments at September 30, 2005, was directly associated with the reduction in our pledge to collateralize certain equipment operating leases.  As these liabilities are due to be fully paid in less than twelve months, the remaining restricted investments are classified as short-term.  At September 30, 2005 and December 31, 2004, our long-term liabilities, which require a pledge of our investment portfolio as collateral, include $10.0 million for our line of credit and approximately $428,000 for letters of credit which serve as security deposits on a building lease.  Our restricted investments would not be considered a current source of additional liquidity.

          During the three months ended September 30, 2005, we began consolidating our research and development activities in order to sublease portions of our facilities.  As of September 30, 2005, our commitments under leases and other obligations were not materially different from that reported as of December 31, 2004.  As of December 31, 2004, we had commitments under leases and other obligations totaling approximately $21.2 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on From 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

          During the nine months ended September 30, 2005, net cash used in operating activities was $13.8 million, primarily due to the net loss of $21.8 million for the period, less the adjustment for non-cash expenses of $6.1 million for the impairment of long-lived assets and $2.2 million in depreciation expense.  The cash used in operating activities was primarily used to support our internal research and development activities, as well as preclinical studies and clinical trials performed by third parties.  The level of cash used for operating activities during the nine months ended September 30, 2005 was in line with management’s expectations.

          During the nine months ended September 30, 2005, $14.0 million and $286,000 was provided by investing and financing activities, respectively.  The cash provided by investing activities consisted primarily of sales and maturities, net of purchases, of available-for-sale securities and a reduction in the amount of restricted investments pledged in connection with the collateralization of certain equipment operating leases.  The cash provided by investing activities was slightly offset by purchases of property and equipment of $39,000.  The cash provided by financing activities consisted of proceeds from the exercise of stock options during the period.

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

          We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products.  We believe that with the reductions in our staff over the past 18-months, our efforts to reduce other legacy gene therapy-related spending, and our intention to sublease portions of our facilities, our financial resources at September 30, 2005 will be adequate to fund our current operating needs for at approximately three years.  However, this forward-looking statement does not include any estimates of expenses we will incur to complete a product acquisition or the related operating expenses that we would likely incur to advance any acquired or in-licensed drug candidates through clinical development and is based on our current expected program needs.  These assumptions regarding our future operating and capital requirements may change.  Our future operating and capital requirements will depend on many factors, including:

•	how successful, if at all, we are at acquiring or in-licensing compounds, and the nature of the consideration we pay for acquired or in-licensing compounds;

•	continued scientific progress in research and development programs;

•	the scope and results of preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing, prosecuting and enforcing patents claims and other intellectual property rights;

•	the costs involved in obtaining licenses to patented technologies from third-parties that may be needed to commercialize our product candidates;

•	competing technological developments;

•	the cost of manufacturing scale-up;

•	the costs of commercialization activities; and

•	other factors which may not be within our control.

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

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability

          Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability.  To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of September 30, 2005, we had an accumulated deficit of $178.4 million. Acquiring and developing new compounds will require significant additional business development activities and research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire, complete development of proposed products, and obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

Our success depends on our ability to enhance our existing pipeline of product candidates through the in-license or other acquisition of clinical development candidates.  If our business development efforts are not successful, our ability to achieve profitability will depend on the successful development of our early stage product candidates and our ability to finance the development of such product candidates

          Our current product portfolio consists of early stage product candidates. We intend to expand this portfolio and pursue the in-license or the acquisition of product candidates in later-stage clinical development.  If we are not successful in acquiring products in later-stage clinical development, then our ability to achieve profitability will be dependent upon our ability to successfully develop and commercialize our current product candidates and our ability to finance the development of such product candidates.  Many other large and small companies within the pharmaceutical and biotechnology industry seek to establish collaborative arrangements for product research and development, or otherwise acquire products in later-stage clinical development, in competition with us. We face additional competition from public and private research organizations, academic institutions and governmental agencies in establishing collaborative arrangements for product candidates in later-stage clinical development. Many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and greater experience in conducting business development activities. These entities represent significant competition to us as we seek to expand our pipeline through the in-license or acquisition of compounds. Moreover, while it is not feasible to predict the actual cost of acquiring additional product candidates, that cost could be substantial and we may need to raise additional financing or issue additional equity securities, either of which may further dilute existing stockholders, in order to acquire new product candidates.

If we are able to enhance our existing pipeline of product candidates through the in-license or other acquisition of later-stage clinical development candidates, we may expose ourselves to new risks or encounter difficulties that may prevent us from successfully developing or commercializing our product candidates

          If we are able to in-license or acquire potential product candidates alone or as a result of our acquisition of another company, we may fail to identify scientific, clinical, intellectual property, or other risks during our due diligence efforts, or new risks may arise later in the development process of our product candidates, that we may be unable to address adequately.  We may further have difficulty integrating potential product candidates or technologies and related operations and personnel, which may disrupt our ongoing operations, distract our management and increase our expenses.  If we are unable to address these risks in a timely manner, we may be unsuccessful developing and commercializing any new product candidates and our business and results of operations could be harmed.

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours non-competitive or obsolete

          There are many entities, both public and private, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions, engaged in developing pharmaceuticals for neurological applications similar to those that we may target.  We are aware that other companies are conducting preclinical studies and clinical trials for conventional and gene therapy products that could compete with product candidates we plan to acquire or develop.  Developments by these or other entities may render the product candidates that we acquire or develop non-competitive or obsolete. Furthermore, many of our competitors are more experienced than we are in drug development and commercialization, obtaining regulatory approvals, and product manufacturing and marketing. Accordingly, our competitors may succeed in obtaining regulatory approval for product candidates more rapidly than we do.  Our competitors may also succeed in developing products that are more effective and less costly than any that we develop and may prove to be more successful in the manufacturing and marketing of products.  Any product that we successfully acquire or develop and for which we gain regulatory approval must then compete for market acceptance and market share. Accordingly important competitive factors, in addition to completion of clinical testing and the receipt of regulatory approval, will include product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capacity, reimbursement coverage, pricing and patent protection.

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

          Because of the risks and uncertainties in drug development, our product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If we do not receive these necessary approvals from the FDA or similar foreign regulatory authorities, we will not be able to generate substantial revenues or become profitable.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market

          Any product for which we obtain marketing approval from the FDA, along with the manufacturing processes, post-approval clinical data collection and promotional activities for such product, will be subject to continual review and periodic inspection by the FDA and other regulatory bodies. After approval of a product, we will have significant ongoing regulatory compliance obligations. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in penalties or other actions, including removal of our products from the market.

We may need to secure additional financing to acquire and complete the development and commercialization of our potential products

          We anticipate that our existing capital resources as of September 30, 2005 will be adequate to fund our currently planned needs for approximately the next three years. However, beyond that we may require additional funding to acquire new product candidates, to complete the research and development activities currently contemplated, and to commercialize any approved products. Also, our needs may change upon completing one or more in-licensing or acquisition transactions.  Our future capital requirements will depend on many factors, including:.

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

We have limited experience in manufacturing potential products we may acquire and may in the future depend on third parties to manufacture our products.  If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our business, financial condition and results of operations could be harmed

          We may not have the internal capability to manufacture commercial quantities of the pharmaceutical products we acquire following the FDA’s regulations concerning current good manufacturing practices (cGMP). In order to continue to develop products, apply for regulatory approvals and commercialize our products, we may need to contract for or otherwise arrange for the necessary manufacturing capabilities. If we are unable to enter into supply and processing contracts on favorable terms and within the timeframes expected in order to conduct clinical trials or meet commercial demand, or at all, with any of these manufacturers or processors, there may be additional costs and delay in the development and commercialization of our products. Even if we are able to enter into supply and processing contracts with any of these manufacturers or processors, such manufacturers or processors may be unable to satisfy our requirements, or we may be unable to import products into any country in which we intend to conduct clinical trials or sell products, which may lead to additional cost and delay in the development or commercialization of our products. If we are required to find an additional or alternative source of supply, there may be additional cost and delay in the development or commercialization of our products. Additionally, the FDA inspects all commercial manufacturing facilities before approving a New Drug Application for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass this the FDA inspection, the approval and eventual commercialization of our products may be delayed.

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

We have limited experience in manufacturing our potential products on a commercial scale, which raises uncertainty about our ability to manufacture our potential products cost-effectively

          Even if we are able to develop our potential products and obtain necessary regulatory approvals, we have limited experience in manufacturing any of our proposed products on a commercial scale.  If we are unable to manufacture our products in a cost-effective manner, we are not likely to become profitable.  We have not yet received a license from the FDA for our manufacturing facilities, and cannot apply for one until we submit our product for commercial approval.  Even if we do receive a manufacturing license, we may fail to maintain adequate compliance with the FDA’s cGMP, in which case the license, and our authorization to manufacture product, could be revoked.

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

          We intend to enter into distribution and marketing agreements with other companies for our products outside the United States and do not anticipate establishing our own foreign sales and marketing capabilities for any of our potential products in the foreseeable future.  If any of our foreign marketing partners do not perform under future agreements, we would need to identify an alternative marketing and distribution partner, or market these products ourselves, and we may not be able to establish adequate marketing capabilities for such products.

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

We may be unable to attract and retain the qualified employees, consultants and advisors we need to be successful

          We are highly dependent on key members of our senior management and scientific staff.  The loss of any of these persons could substantially impair our research and development efforts and impede our ability to develop and commercialize any of our products. Recruiting and retaining qualified scientific, technical and managerial personnel will also be critical to our success.  Biotechnology and pharmaceutical personnel with these skills are in high demand.  As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people can be high.  Additionally, because of the reductions to our workforce in 2004 and 2005, it may be more difficult to recruit or retain personnel in the future.

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

          In December 2004, the FASB issued FAS No. 123(R), pursuant to which we must measure all stock-based compensation awards, including grants of employee stock options, using a fair value based method and record such expense in our consolidated financial statements.  We are scheduled to adopt this requirement to expense stock-based compensation awards beginning January 1, 2006.  We expect that our adoption of this requirement will have a material impact on our results of operations and net loss per share.  Currently, we disclose such expenses on a pro forma basis in the notes to our consolidated financial statements, but we do not record a charge for employee stock option expense in the financial statements. Once we begin to comply with FAS No. 123(R), our reported net loss will increase, which may affect our stock price.

We face the risk of liability claims which may exceed the scope or amount of our insurance coverage

          Because we conduct our phase I/II clinical trial of AV201, our drug candidate for the treatment of mid- to late-stage Parkinson’s disease, with human patients, we face the risk that the use of our product candidate may result in adverse side effects to participants in the clinical trials. We currently carry liability insurance; however, we cannot assure you that this coverage will remain in place or that this coverage will be adequate to protect us from all liabilities which we might incur in connection with the use of our products in clinical trials or the future use or sale of our products upon commercialization. In addition, we may require increased liability coverage as additional products are used in clinical trials and commercialized. This insurance is expensive and may not be available on acceptable terms in the future, if at all. A successful liability claim or series of claims brought against us in excess of our insurance coverage could harm our business. We must indemnify certain of our licensors and/or other third parties with whom we contract, against any liability claims brought against them arising out of products developed by us under these licenses.

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

Risks Related to Our Current Gene Delivery Products

Our clinical trial to date for AV201 for the treatment of Parkinson’s disease has only treated three subjects over a short period of time, and the results we observe may not be indicative of future results in a larger number of subjects or have lasting effects

          Our current Parkinson’s disease clinical trial has only treated three subjects and any observed progress or results may not be indicative of subsequent progress or results achieved from larger populations or at a higher dose.  At this early stage of our AV201 clinical trial, we do not yet know if we will achieve any favorable results, or if any favorable results achieved will have a lasting effect.  Further, in our previous clinical trials for hemophilia, we did not achieve positive results in humans reflective of the positive results we obtained in animal models.  In the current trial, if a larger population of subjects does not experience positive results, or if any favorable results that we achieve do not demonstrate a lasting effect, this product candidate may not receive approval from the FDA for further studies or commercialization.

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

The testing of our potential products relies heavily on the voluntary participation of subjects in our clinical trials, which is not within our control, and could substantially delay or prevent us from completing development of such products

          The development of our potential products is dependent upon collecting sufficient data from human clinical trials to demonstrate safe and effective results.  We experienced delays in enrolling subjects in our now suspended clinical trials for hemophilia B, and we may experience similar difficulties in the future.  To date, our current Parkinson’s disease phase I/II clinical trial has only treated three subjects and we believe that delays in the enrollment of participants will continue to be a factor that contributes to a measured pace of progress in our current and future clinical trials.   Any delay or failure to recruit sufficient numbers of subjects to satisfy the level of data required to be collected under our clinical trial protocols could prevent us from developing any products we may target.

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

We may be required to obtain rights to proprietary genes and other technologies to further develop our business, which may not be available or may be costly

          We currently investigate and use certain gene sequences, proteins encoded by those sequences, and compounds, including the IL-10 gene, and manufacturing processes that may be or may become patented by others. As a result, we may be required to obtain licenses to these gene sequences or proteins or other technology in order to test, use or market products. We may not be able to obtain these licenses on terms favorable to us, or at all.  In connection with our efforts to obtain rights to these gene sequences or proteins or other technology, we may find it necessary to convey rights to our technology to others. Some of our products may require the use of multiple proprietary technologies. Consequently, we may be required to make cumulative royalty payments to several third parties. These cumulative royalties could become commercially prohibitive. We may not be able to successfully negotiate these royalty adjustments to a cost effective level, or at all.

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

Our stock price is volatile, and as a result investing in our common stock is very risky

          From Sept 1, 2003 to October 31, 2005, our stock price has fluctuated between a range of $2.63 and $7.93 per share.  We believe that various factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004, have not changed significantly.  We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial.  If market interest rates were to increase by 100 basis points, or 1%, from their September 30, 2005 levels, we estimate that the fair value of our securities portfolio would decline by approximately $514,000 compared to our estimated exposure of $740,000 at December 31, 2004, primarily due to the reduction in size of our overall portfolio.

Item 4.  Controls and Procedures

          Evaluation of disclosure controls and procedures.  Based on the evaluation as of September 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

          Changes in Internal Control over Financial Reporting.  Based on an evaluation as of September 30, 2005, management, including our chief executive officer and chief financial officer, has concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. As of September 30, 2005, the Audit Committee has not approved, and Ernst & Young LLP has not provided, any non-audit services other than those that Avigen has disclosed in previous SEC filings.

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

AVIGEN, INC.

Date: November 8, 2005	By:	/s/ KENNETH G. CHAHINE

Kenneth G. Chahine
Chief Executive Officer and President

Date: November 8, 2005	By:	/s/ THOMAS J. PAULSON

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