Form 10-Q
period 2006-03-31
AVIGEN INC \DE
filed 2006-05-09
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of outstanding shares of the registrant’s Common Stock as of May 5, 2006, was 21,019,148 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2006	December 31, 2005

	(Unaudited)	Note 1
ASSETS
Current Assets:
Cash and cash equivalents	$939	$11,510
Available-for-sale securities	52,268	48,450
Accrued interest	578	470
Prepaid expenses and other current assets	703	737

Total current assets	54,488	61,167
Restricted investments	10,428	10,428
Property and equipment, net	3,566	3,929
Deposits and other assets	658	740

Total assets	$69,140	$76,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$1,208	$984
Accrued compensation and related expenses	680	534

Total current liabilities	1,888	1,518
Long-term loan payable	8,000	8,000
Deferred rent and other liabilities	1,227	1,282
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 20,946,677 and 20,907,273 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	21	21
Additional paid-in capital	237,835	237,258
Accumulated other comprehensive loss	(534)	(540)
Deficit accumulated during development stage	(179,297)	(171,275)

Total stockholders’ equity	58,025	65,464

Total liabilities and stockholders’ equity	$69,140	$76,264

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

			Period from October 22, 1992 (inception) through March 31, 2006
	Three Months Ended March 31,

	2006	2005

Revenue	$103	$9	$15,574
Operating expenses:
Research and development	3,001	3,641	144,281
General and administrative	2,815	1,879	63,269
Impairment loss related to long-lived assets	—	—	6,130
In-license fees	3,000	—	8,034

Total operating expenses	8,816	5,520	221,714

Loss from operations	(8,713)	(5,511)	(206,140)
Interest expense	(102)	(63)	(2,805)
Interest income	567	385	29,559
Sublease income	141	0	141
Other income (expense), net	85	(1)	(52)

Net loss	$(8,022)	$(5,190)	$(179,297)

Basic and diluted net loss per common share	$(0.38)	$(0.25)

Shares used in basic and diluted net loss per common share calculation	20,915,099	20,381,250

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,		Period from October 22, 1992 (inception) through March 31, 2006

	2006	2005

Operating Activities
Net cash used in operating activities	$(6,998)	$(4,410)	$(145,702)
Investing Activities
Purchases of property and equipment	(27)	(29)	(28,482)
Proceeds from disposal of property and equipment	135	—	366
Increase in restricted investments	—	1,000	(10,428)
Purchases of available-for-sale securities	(25,724)	(4,351)	(797,284)
Maturities of available-for-sale securities	21,913	8,075	744,484

Net cash (used in) provided by investing activities	(3,703)	4,695	(91,344)
Financing Activities
Proceeds from long-term obligations	—	—	10,133
Proceeds from warrants and options exercised	130	—	14,479
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	—	205,619
Other financing activities	—	—	7,754

Net cash provided by financing activities	130	—	237,985
Net (decrease) increase in cash and cash equivalents	(10,571)	285	939
Cash and cash equivalents, beginning of period	11,510	3,217	—

Cash and cash equivalents, end of period	$939	$3,502	$939

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.        Unaudited Interim Financial Statements

          Our accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included.  Operating results reported for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2006.  These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006.

          The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

          Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes.  Actual results could differ materially from those estimates.

2.       Share-Based Compensation

          We adopted the provisions of FASB Statement No. 123(R), (“FAS 123(R)”), “Share-Based Payment,” effective January 1, 2006, using the modified prospective transition method, and thereby recognize the compensation cost for all share-based awards to employees in the financial statements based on their grant-date fair value.  Share-based compensation expense is recognized over the period during which the employee is required to perform service in exchange for the award, which generally represents the scheduled vesting period.  We have no awards with market or performance conditions.  Estimated compensation expense for awards outstanding at January 1, 2006, but not yet vested as of the date we adopted FAS 123(R), will be recognized over the remaining service period using the compensation cost calculated based on the same estimate of grant-date fair value previously reported for pro forma disclosure purposes under FAS 123.

          As of January 1, 2006, Avigen had three share-based compensation plans available for employee and nonemployee director grants.  The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) have both been approved and subsequently amended by our stockholders.  Each of these plans had a ten-year duration which terminated on March 29, 2006.  As of March 31, 2006, we had an aggregate of 2,517,591 shares of our common stock reserved for issuance under these plans subject to outstanding awards and there was no longer any shares reserved under these plans for future grants.  In general, the outstanding options under these plans were granted at fair market value on the date of grant with a term of 10 years.  Grants under the 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years.  Grants under the Directors’ Plan become exercisable in three annual installments.

          The third plan is the 2000 Equity Incentive Plan (“2000 Plan”).  In June 2000, Avigen’s Board of Directors adopted the 2000 Plan and as of March 31, 2006, we had an aggregate of 4,961,669 shares of our common stock reserved for issuance under the plan, including 1,923,502 shares subject to outstanding options and 3,038,167 shares available for future grants of share-based awards.  In general, options have been granted under this plan at fair market value on the date of grant with a term of 10 years and become exercisable on a quarterly basis over a four-year vesting period.  In February 2006, the Board of Directors adopted the 2006 Incentive Stock Option Plan (“2006 Plan”), which is an amendment and restatement of the 2000 Plan, and must be approved by stockholders to become effective.  The 2006 Plan does not increase the number of shares available for grant under the 2000 Plan, but it would enable Avigen to grant incentive stock options to its employees, which enhance the after tax value of these options to the recipients, enable Avigen to use a greater array of stock awards than are currently available under the 2000 Plan, and would remove the forty percent limitation on the number of shares that can be granted to directors and officers.

          The amount of compensation expense recognized under FAS 123(R) during the three months ended March 31, 2006 under all plans was comprised of the following:

Three Months Ended March 31, 2006

Research and development	$(124)
General and administrative	(307)

Share-based compensation expense before taxes	(431)

Related income tax benefits	—
Share-based compensation expense	$(431)

Net share-based compensation expenses per basic and diluted common	$(0.02)

          Since we have cumulative operating losses as of March 31, 2006 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the quarter ended March 31, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.  Share-based compensation expense was not recognized during the quarter ended March 31, 2005.  As of March 31, 2006, there was approximately $3.6 million of total unrecognized compensation expense related to non-vested, share-based compensation arrangements granted under the 1996 Plan, Directors’ Plan and 2000 Plan.

          The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  The following assumptions were used to determine share-based compensation expense for the three-month period ended March 31, 2006:

	4-Year vesting	3-Year vesting

Expected volatility	0.6334	0.6130
Risk free interest rate	4.55%	4.55%
Expected term of options in years	4.5	3.5
Expected dividend yield	—	—

A summary of the option activity under all of our plans during the period ended March 31, 2006 is presented below:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)

Outstanding at December 31, 2005	3,487,254	$10.87
Granted	1,083,500	$5.04
Exercised	(39,404)	$3.31
Forfeited or expired	(90,257)	$3.17

Outstanding at March 31, 2006	4,441,093	$9.67	6.83	$2,950,000

Exercisable at March 31, 2006	2,365,511	$14.30	4.81	$1,132,000

          The weighted average grant-date fair value of options granted during the three-month periods ended March 31, 2006 and 2005 were $2.47 per share and $1.72 per share, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $84,000.  There were no options exercised during the same period in 2005.

          A summary of the status of our nonvested stock options as of March 31, 2006 and the changes during the period then ended are presented below:

	Number of Shares	Weighted average grant-date fair value per share

Nonvested at December 31, 2005	1,160,302	$3.77
Granted	1,083,500	$5.04
Vested and Cancelled	(168,220)	$4.05

Nonvested at March 31, 2006	2,075,582	$4.41

          Prior to the adoption of FAS 123(R), we accounted for stock option grants in accordance with Accounting Principals Board (“APB”) Opinion 25, “ Accounting for Stock Issued to Employees “ (APB 25) and related interpretations. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

          The following table illustrates the pro forma effect on our net loss and loss per common share if we had applied the fair value recognition provisions of FAS 123 to our share-based employee compensation for the period ended March 31, 2005 (in thousands, except for per share data):

Three Months Ended March 31, 2005

Net loss - as reported	$(5,190)
Add: Share-based employee compensation included in reported net loss	—
Less: Total share-based employee compensation expense determined under the fair-value-based method for all awards	(789)

Net loss - pro forma	$(5,979)

Net loss per common share basic and diluted – as reported	$(0.25)

Net loss per common share basic and diluted - pro forma	$(0.29)

          For purposes of disclosure pursuant to FAS 123, the estimated fair value of our employee stock options is amortized to expense on a straight-line basis over the vesting period of the options, generally over four years.  The assumptions used to determine the pro forma expenses under the Black-Scholes option valuation model for the three months ended March 31, 2005 were based upon the following:

Three months ended March 31, 2005

Expected volatility	.7029
Risk free interest rate	3.88%
Expected term of options in years	4.5
Expected dividend yield	—

          For equity awards to non-employees, including lenders, lessors, and consultants, we also apply the Black-Scholes method to determine the fair value of such investments in accordance with FAS 123(R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.”  The options and warrants granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received or the term of the related financing.

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

          Restricted Investments

          At March 31, 2006 and December 31, 2005, $10.4 million was classified as long term restricted investments.  The amount of our restricted investments represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain long-term liabilities at the end of each period.

          The following is a summary of cash, restricted investments, and available-for-sale securities as of March 31, 2006 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$939	$—	$—	$939
Corporate debt securities	25,697	—	(202)	25,495
Federal agency obligations	22,622	—	(251)	22,371
Asset-backed and other securities	13,511	—	(66)	13,445
Treasury obligations	1,400	—	(15)	1,385

Total	$64,169	$—	$(534)	$63,635
Amounts reported as:
Cash and cash equivalents	$939	$—	$—	$939
Restricted Investments	10,428	—	—	10,428
Available for sale securities	52,802	—	(534)	52,268

Total	$64,169	$—	$(534)	$63,635

          The weighted average maturity of our investment portfolio at March 31, 2006 was 314 days, with $33.5 million carrying an effective maturity of less than twelve months, and $30.1 million carrying an effective maturity between one and three years.

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

          Net realized losses were approximately $2,000 and $3,000 for the three months ended March 31, 2006 and 2005, respectively.

          At March 31, 2006 and December 31, 2005, we had the following available-for-sale securities that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

March 31, 2006

	Less Than 12 Months		12 Months or Greater

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Corporate debt securities	$(93)	$11,684	$(109)	$13,811
Federal agency obligations	(166)	15,329	(86)	7,042
Asset-backed and other securities	(21)	5,087	(45)	8,357
Treasury obligations	(1)	499	(14)	887

Total	$(281)	$32,599	$(254)	$30,097

December 31, 2005

	Less Than 12 Months		12 Months or Greater

	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	$(108)	$11,246	$(88)	$8,883
Federal agency obligations	(101)	12,789	(205)	12,918
Asset-backed and other securities	(4)	996	(20)	5,385
Treasury obligations	(8)	1,201	(11)	889

Total	$(221)	$26,232	$(324)	$28,075

          The gross unrealized losses reported above for periods ended March 31, 2006 and December 31, 2005 were caused by rises in market interest rates during those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own.  Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

4.       License Agreement – Sanochemia Pharmazeutika AG

          In January 2006, we entered into a license agreement with SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG (Sanochemia).  Under the terms of the agreement, Avigen received an exclusive license to develop and commercialize the compound tolperisone in North America.  This compound is the active pharmaceutical ingredient in our product candidate, AV650, for the treatment of spasticity and neuromuscular spasm.  Under the terms of the agreement, Avigen paid Sanochemia $3.0 million in initial license costs and is required to make additional future payments in the event of achievement of successful clinical and regulatory product development milestones and to make royalty payments on sales.  Avigen and Sanochemia have also entered into a long-term supply agreement under which Sanochemia will manufacture, and Avigen will purchase for additional cost, the AV650 product for Avigen’s clinical and commercial supply.  The $3.0 million initial payment was nonrefundable, does not include any significant future performance requirements by Sanochemia, and the licensed compound does not have an alternative future use to Avigen beyond the AV650 product.  As such, we recognized the entire initial payment as expense during the period ended March 31, 2006 and expect that any future payments we make under the terms of the agreement will also be recorded as expense.

5.       Severance Expense

          In January 2006, our Chief Financial Officer resigned from Avigen.  In connection with his resignation, Avigen agreed to pay severance benefits including base salary for a period of one year and continued health benefits for up to twelve months.  In addition, Avigen agreed to modify outstanding stock options held by the executive to allow for six months of additional vesting and an extended period to exercise all vested stock options for up to two years.  As a result of this separation and the related modification of outstanding stock options held by the executive, we recognized a severance expense of approximately $288,000 and a non-cash, share-based compensation charge of approximately $108,000 for the period ending March 31, 2006.

6.       Comprehensive Loss

          Components of other comprehensive loss, including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive loss.

	Three Months Ended March 31,

(Amounts in thousands)	2006	2005

Net loss	$(8,022)	$(5,190)
Net unrealized gain (loss) on available-for-sale securities	6	(212)

Comprehensive loss	$(8,016)	$(5,402)

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

	Three Months Ended March 31,

	2006	2005

Potential dilutive stock options outstanding	116,409	453,768
Outstanding securities excluded from the potential dilutive common shares calculation (1)	2,872,123	3,953,361

(1)

For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the NASDAQ National Market for the period.

8.       Stockholder’s Equity

          During the three-month period ended March 31, 2006, we received $130,000 in cash proceeds related to the exercise of stock options for 39,404 shares of common stock.

          As of March 31, 2006, we had one warrant outstanding for 15,000 shares of our common stock with an exercise price equal to $6.50.  The warrant was issued in March 2004 as partial consideration for the acquisition of certain intellectual property rights used in our research and development activities and has a ten-year term.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis of financial conditions and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006.

          This Quarterly Report on Form 10-Q contains forward-looking statements, which include, but are not limited to, statements of our expectations regarding our future financial results, and statements about future events and results regarding our drug development programs, clinical trials, sources of revenue, receipt of regulatory approvals, our expectations related to savings in personnel costs and facilities overhead attributable to our workforce reduction  and subleasing of portions of our operating facilities, our expectations regarding future levels of research and development expenses and general and administrative expenses, our expectations related to our need to obtain additional funding to support the anticipated future needs of our research and development activities, and our estimates of the fair value of our securities portfolio at assumed market interest rates.  In some cases, you can identify forward-looking statements by such terms as “may,” “might,” “can,” “will,” “should,” “could,” “would,” “expect,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “predict,” “potential,” “if” and similar expressions which imply that the statements relate to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss the risks we believe are most important in greater detail under the heading “Risk Relating to our Business” below and elsewhere in this report.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Avigen undertakes no obligation to update any of the forward- looking statements contained in this report to reflect any future events or developments.

Overview

          Avigen is a biopharmaceutical company focused on developing and commercializing small molecule therapeutics and biologics to treat serious neurological and neuromuscular disorders.  Our current lead product candidates primarily address spasticity and neuromuscular spasm and neuropathic pain.  Avigen’s goal is to retain rights to commercialize our products in North America and therefore we expect, when appropriate, to build a sales and marketing infrastructure.  We will seek to out-license rights to develop and market our products outside the United States.  We will also continue to look for opportunities to expand our pipeline of compounds through a combination of internal research, acquisitions, and in-licensing as appropriate.

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

          In January 2006, we acquired exclusive license rights to develop and commercialize proprietary formulations of the compound tolperisone (AV650) for the North American market.  These rights include relevant patent filings, as well as clinical data held by SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG (Sanochemia) relating to AV650.  Sanochemia has also agreed to supply AV650 to us exclusively for the North American market.  Under the terms of the agreement, we made an upfront payment of $3.0 million and will make additional payments to Sanochemia based on the parties’ achievement of clinical and regulatory product development milestones and sales of AV650.

          Prior to 2003, Avigen focused exclusively on building a product development portfolio of DNA-based drug delivery technologies based primarily on adeno-associated virus (AAV) vectors we developed. Our efforts included significant investment in early stage research in the field of gene therapy, which led to our filing of three separate INDs and our initiation of three corresponding phase I or phase I/II clinical trials. In 2003, we began to pursue the development of non-gene therapy products to diversify our portfolio, which is now our focus. In December 2005, we entered into an agreement with Genzyme Corporation, which is intended to provide independent funding for the ongoing development of our gene therapy technologies. Under the terms of the agreement, we assigned to Genzyme our rights to certain AAV-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, AAV-related contracts, and the use of previously manufactured clinical-grade vector materials. However, if Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the agreement, certain of the rights we assigned could revert back to Avigen at a future date. Under the terms of the agreement, we received a $12.0 million initial payment and could receive significant future milestones, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us.

          We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities.  We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future.  As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to complete clinical trials.  We expect our source of revenue, if any, for the next several years to consist of payments under the Genzyme agreement, collaborative arrangements with third parties, government grants, and non-gene therapy-related license fees.  We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials.  There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability.  At March 31, 2006 we had an accumulated deficit of $179.3 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $63.6 million.  We believe that our capital resources at March 31, 2006, will be adequate to fund our operating needs for approximately the next two to three years.

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

          We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.  These policies are consistent with those presented in our Annual Report on Form 10-K for the period ended December 31, 2005.

Revenue recognition

          We recognize revenue when the four basic criteria for revenue recognition as described in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

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

          In addition, when management commits to holding individual securities until maturity in order to avoid the recognition of an other-than-temporary impairment, those securities would no longer be classified as available-for-sale.  In addition, such securities would be further evaluated to determine whether the security, based on the remaining duration until its scheduled maturity, should be identified as a current or long-term asset.  As of March 31, 2006, management had not designated any individual securities as held-to-maturity for the purposes of avoiding an other-than-temporary impairment.

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

          The determination of whether the value of our property and equipment is impaired requires significant judgment, and could have a material impact on our balance sheet and results of operations.  In 2005, we determined that the scope of our research and development activities had changed such that we would not effectively utilize certain portions of our leased facilities that had been designed to support our gene therapy programs.  After considering alternative uses for these spaces, we decided it was not cost effective to re-engineer the rooms representing approximately 40,000 square feet of manufacturing, laboratory, and office space under lease through May 2008 and approximately 11,000 square feet of similar space we have under lease through November 2010.  We believe we would maximize our potential cost savings by subleasing the properties.  Based on current market conditions for rental property at the time of the reduction in the scope of our research and development activities, and our subsequent completion of sublease agreements for approximately 26,000 square feet, we did not expect to fully recover the value invested in leasehold improvements and equipment, and reduced our net carrying value for these assets to their then current fair value, resulting in an impairment loss for the year ended December 31, 2005 of approximately $6.1 million.  This amount does not impact our cash flows and primarily represents an acceleration of depreciation charges that would have been recognized over the remaining three and five year lease periods.

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

Results of Operations

          Revenue

	Three Months Ended March 31,

(In thousands except percentages)	2006	2005

Revenue	$103	$9
Percentage increase over prior period	1,044%

          Revenues for the three-month periods ended March 31, 2006 and 2005 were $103,000 and $9,000, respectively.  Revenue in 2006 represents income from our participation with the University of Colorado on a grant that was funded by the National Institutes of Health.  Revenue in 2005 represents license fees associated with intellectual property we have subsequently assigned to Genzyme Corporation.

          Research and Development Expenses

          As a result of organizational changes made in 2005, our current operations allow us to better leverage external resources to optimize the pace and cost of development of our product candidates. These changes included a reduction of our headcount and the sublease of a portion of our operating facilities in the second half of 2005. As a result, our current business model reduces our exposure to fixed costs for manufacturing staff and facilities and gives us more control over the strategic timing and application of our resources.

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

          The costs associated with the two primary functions of our research and development activities approximate the following (in thousands):

	Three Months Ended March 31,		Percentage decrease over prior year

(In thousands except percentages)	2006	2005

Research and preclinical development	$2,309	$2,341	(1)%
Clinical development	692	1,300	(47)%

Total research and development expenses	$3,001	$3,641	(18)%

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

Research and preclinical development

	Three Months Ended March 31,		Percentage (decrease) increase over prior year

(In thousands except percentages)	2006	2005

Personnel-related	$480	$957	(50)%
Share-based compensation	64	—	n/a
External research and development	644	134	380%
Depreciation	275	474	(42)%
Other expenses including facilities overhead	846	776	9%

Total research and preclinical development expenses	$2,309	$2,341	(1)%

          The decrease in our research and preclinical development expenses for the three-month period ended March 31, 2006, compared to the same period in 2005, of $32,000, was primarily due to changes in costs for the following:

•

lower personnel-related expenses of $477,000, reflecting a significantly lower average staff level as a result of a staff reduction in August 2005, partially offset by higher average salaries in 2006, and

•	lower depreciation charges of $199,000, primarily as a result of the impairment charges for leasehold improvements and equipment that were recognized in 2005,

partially offset by,

•

higher expenditures for external research and development services from third-party collaborators of $509,000, primarily related to an increase in external preclinical animal studies and scientific consulting work to support the progress of our lead drug candidates, AV411 and AV650,

•	the recognition of approximately $64,000 in non-cash expense for stock option compensation in compliance with accounting standards adopted January 1, 2006, and

•	higher other expenses including facilities overhead of $70,000, which are offset by our sublease income.

Clinical development

	Three Months Ended March 31,		Percentage increase (decrease) over prior year

(In thousands except percentages)	2006	2005

Personnel-related	$381	$448	(15	) %
Share-based compensation	60	—	n/a
External clinical development	118	107	10%
Depreciation	—	336	(100)%
Other expenses including facilities overhead and depreciation	133	409	(67)%

Total clinical development expenses	$692	$1,300	(47)%

          The decrease in our total clinical development expenses for the three-month period ended March 31, 2006, compared to the same period in 2005, of $608,000, was primarily due to changes in costs for the following:

•	lower personnel-related expenses of $67,000, reflecting a lower average staff level as a result of a staff reduction in August 2005, partially offset by higher average salaries in 2006, and

•

no depreciation charges in the first quarter of 2006, compared to depreciation charges of $336,000 in the same period in 2005, primarily as a result of the impairment charges for leasehold improvements and equipment that were associated with our manufacturing facilities, that were recognized in 2005 and subsequently subleased, and

•

lower other expenses of $275,000, primarily reflecting a decrease in the amount of square footage of the facilities used to support our clinical development and manufacturing activities which have primarily been subleased, partially offset by,

•	the recognition of approximately $60,000 in non-cash expense for stock option compensation in compliance with accounting standards adopted January 1, 2006.

          Total research and development expenses for the three months ended March 31, 2006 were within management’s expectations.  If we are successful in our efforts to develop our product candidates, including the initiation of clinical trials in the second half of 2006, our total research and development spending in 2006 will likely rise.

          General and Administrative Expenses

	Three Months Ended March 31,		Percentage increase Over prior year

(In thousands except percentages)	2006	2005

Personnel-related	$942	$821	15%
Share-based compensation	307	—	n/a
Severance	288	—	n/a
Legal and professional fees	358	356	1%
Facilities, depreciation and other allocated expenses	920	702	31%

Total general and administrative expenses	$2,815	$1,879	50%

          The increase in our total general and administrative expenses for the three-month period ended March 31, 2006, compared to the same period in 2005, of $937,000, was primarily due to changes in costs for the following:

•	higher personnel-related expenses of $121,000, primarily related to higher bonus expenses,

•

the recognition of approximately $199,000 in non-cash expense for stock option compensation in compliance with accounting standards adopted January 1, 2006, and $108,000 in non-cash expense in connection with the severance-related modification of stock options,

•	the recognition of approximately $288,000, in severance expenses in connection with the resignation of our former CFO, and

•	higher facilities, depreciation and other allocated expenses of $218,000, primarily representing travel and other administrative costs.

          We expect we will continue to incur general and administrative expenses over the next few quarters at the same approximate level as with the current period, except that we do not expect to incur additional expenses for severance.  However, if we are successful in our efforts to develop our product candidates, we expect general and administrative spending levels may increase to connection with the changing needs of the company.

In-license Fee

	Three Months Ended March 31,

(In thousands except percentages)	2006	2005

In-license fee	$3,000	$—

          In January 2006, we entered into a license agreement and paid Sanochemia an initial fee of $3.0 million as consideration for an exclusive license to develop and commercialize proprietary formulations of the neuroactive compound in AV650 in North America.  We did not enter into any in-license agreements in 2005.

Interest Income

	Three Months Ended March 31,

(In thousands except percentages)	2006	2005

Interest income	$567	$385
Percentage change over prior period	47%

          Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt.  The increase in interest income for the three-month period ended March 31, 2006, as compared to the same period in 2005 was primarily due to the rising average yield earned on our portfolio of investments.

Sublease Income

	Three Months Ended March 31,

(In thousands except percentages)	2006	2005

Sublease income	$141	$—

          As of December 2005, approximately 26,250 square feet of our aggregate facilities in two buildings was subleased to two separate corporate tenants not affiliated with Avigen.  Remaining contractual, sublease income of $1.8 million will be recognized ratably over the remaining terms of the leases, which expire in May 2008 and November 2010.

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

          In addition to funding our operations through sales of our common stock, in March 2003, we received $2.5 million in research support from Bayer Corporation in connection with our collaboration on a gene therapy product for hemophilia and in December 2005, we received a $12.0 million payment from Genzyme Corporation in connection with the agreement transferring to Genzyme rights to most of our AAV-based intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, and clinical grade vector materials.  We have attempted to contain costs and reduce cash flow by renting facilities, contracting with third parties to conduct research and development and using consultants, where appropriate. We expect to incur additional future expenses, resulting in significant additional cash expenditures, as we continue our research and development activities, including our efforts to develop, manufacture, and commercialize our current drug candidates, expand our product portfolio with additional development candidates through internal research, acquisition or in-licensing, and undertake additional preclinical studies and clinical trials of our product candidates.

We also expect to incur substantial additional expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

          At March 31, 2006, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $63.6 million, compared to approximately $70.4 million at December 31, 2005.  At March 31, 2006 and December 31, 2005, $10.4 million of restricted investments were pledged to secure certain long-term liabilities.  At March 31, 2006 and December 31, 2005, the portion of our investment portfolio pledged as collateral, which we refer to as restricted investments, includes $10.0 million for our line of credit and approximately $428,000 for letters of credit which serve as security deposits on a building lease.  Our restricted investments would not be considered a current source of additional liquidity.

          As of March 31, 2006, our commitments under leases and other obligations, net of scheduled cost recoveries under sublease agreements, were not materially different from that reported as of December 31, 2005.  As of December 31, 2005, we had net commitments under leases and other obligations totaling approximately $16.7 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 16, 2006.

          Operating Activities.  Net cash used for operating activities was $7.0 million during the three months ended March 31, 2006, which includes the payment of $3.0 million to Sanochemia in connection with our in-license agreement for AV650.  The remainder of the cash used in operating activities was primarily used to support our internal research and development activities, as well as preclinical studies and clinical trials performed by third parties.  The level of cash used in operating activities during this quarter was in line with management’s expectations.

          Investing and Financing Activities. Net cash used in investing and provided by financing activities during the three months ended March 31, 2006 was $3.7 million and $130,000, respectively.  The cash used in investing activities consisted primarily of purchases of available-for-sale securities, net of sales and maturities, offset to a small degree by $135,000 proceeds from our sale of laboratory and office equipment and furniture in connection with our consolidation of facilities previously used for our gene therapy activities.  The cash provided by financing activities consisted of proceeds from the exercise of stock options during the period.

          We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products.  We believe that with the reductions in our staff over the past two years and the consolidation of our operations and sublease of portions of our facilities, our financial resources at March 31, 2006 will be adequate to fund our projected operating needs for approximately two to three years.  However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change.  Our future operating and capital requirements will depend on many factors, including:

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

          We will need to obtain additional funding prior to the time, if any, that we are able to market any product candidates.  We cannot assure our investors that we will be able to enter into financing arrangements on acceptable terms or at all. Without additional funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability

          Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability.  To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of March 31, 2006, we had an accumulated deficit of $179.3 million.  Developing new compounds will require significant additional research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire and complete development of proposed products, and to obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

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

          We are aware that other companies are conducting preclinical studies and clinical trials for products that could compete with products we intend to acquire or develop.  See “Item 1. Business -- Competition” of our Annual Report on From 10-K for the year-ended December 31, 2005, for a more detailed discussion of the competition we face.

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

We may need to secure additional financing to acquire and complete the development and commercialization of our potential products

          At March 31, 2006 we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $63.6 million.  We anticipate that our existing capital resources as of March 31, 2006 will be adequate to fund our needs for approximately two to three years. However, beyond that, or earlier if we are successful in pursuing additional indications for compounds in our portfolio or acquiring additional product candidates, we may require additional funding to complete the research and development activities currently contemplated, to acquire new products, and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

•	competing technological developments;

•	the cost of manufacturing for clinical trials and commercialization;

•	the costs of marketing and commercialization activities; and

•	other factors which may not be within our control.

          We will need to obtain additional funding prior to the time, if any, that we are able to market any product candidates.  We cannot assure our investors that we will be able to enter into financing arrangements on acceptable terms or at all. Without additional funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

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

          Over the last six months, we have experienced changes to our board of directors and senior management team.  These changes could be disruptive, and we may experience difficulties in attracting and retaining new directors or in integrating members of the Board and management team into new roles with respect to our business.

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

AAV Gene therapy technology is new and developing rapidly and Genzyme Corporation may face delays in developing products based on technologies included in our assignment agreement, in which case we may not receive any additional milestone, sublicensing fees or royalty revenues in connection with the agreement

          Development of drug products, including gene therapy products, is unpredictable and is subject to many risks and uncertainties.  We are not aware of any gene therapy products that Genzyme Corporation has fully developed or for which it has received regulatory approval for commercial sale in the U.S.  As such, we face the risk that they will not be able to develop or receive regulatory approval for commercial sale of any product candidates that might utilize technologies included in our assignment agreement.  Therefore, we may never receive any additional milestone, sublicensing fees or royalty revenues in connection with our previous work on AAV gene therapy activities.

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

          Through December 31, 2005, we measured share-based compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Beginning January 1, 2006, we measure share-based compensation expense using the fair value method, which adversely affects our results of operations by increasing our reported losses or reducing future reported income and which may adversely affect our stock price. Had we accounted for our compensation expense under the fair value method of accounting prescribed by FAS 123, our equity compensation expenses for 2005 would have been significantly higher, increasing by approximately $2.2 million for the year, net of reported amounts prescribed under APB No. 25.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, have not changed significantly.  We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial.  If market interest rates were to increase by 100 basis points, or 1%, from their March 31, 2006 levels, we estimate that the fair value of our securities portfolio would decline by approximately $514,000 compared to our estimated exposure of $533,000 at December 31, 2005, primarily due to the reduction in size of our overall portfolio.

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures.  With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of March 31, 2006. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

          Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          As of May 1, 2006, we were not involved in any legal proceedings.

Item 1A. Risk Factors

          We include in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Business” a description of risk factors related to our business in order to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q.  We do not claim that the risks and uncertainties set forth in that section are all of the risks and uncertainties facing our business, but do believe that they reflect the more important ones.

          The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006, have not substantively changed, except for the following risk factors, which have been restated as set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Business” of this Quarterly Report on Form 10-Q:

1.

We have updated the risk factors “We expect to continue to operate at a loss and we may never achieve profitability” and “We may need to secure additional financing to acquire and complete the development and commercialization of our potential products” to reflect our March 31, 2006 financial results; and

2.

We have updated the risk factor “We may need to secure additional financing to acquire and complete the development and commercialization of our potential products” to reflect our assessment that our existing capital resources as of March 31, 2006 will be adequate to fund our needs for approximately two to three years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits

          The following exhibits are included herein:

Exhibit Number	Exhibits

2.1 (2)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen

3.1(1)	Amended and Restated Certificate of Incorporation

3.1.1(3)	Certificate of Amendment to Certificate of Incorporation

3.2(1)	Restated Bylaws of the Registrant

4.1(1)	Specimen Common Stock Certificate

10.1(4)	Offer Letter, dated March 17, 2006, between Avigen, Inc. and Richard J. Wallace

10.17 (5)	Compensation Agreements with Named Executive Officers

10.55 (6)	Arrangement Regarding Non-Employee Director Compensation

10.59 (2,7)	License Agreement, dated January 12, 2006, by and between SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, and Avigen

10.60 (2)	Separation Agreement, dated January 6, 2006, between Avigen and Thomas J. Paulson, together with Amendment No. 1 thereto dated February 3, 2006.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 (8)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272).

(3)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000-28272).

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K as filed with the SEC on March 22, 2006 (Commission File No. 000-28272).

(5)	Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Reports on Form 8-K filed with the SEC on May 31, 2005 and February 28, 2006 (Commission File No. 000-28272).

(6)

Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Report on Form 8-K filed with the SEC on February 21, 2006 discussing such compensation (Commission File No. 000-28272).

(7)	Confidential treatment has been requested for portions of this exhibit.

(8)

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

AVIGEN, INC.

Date: May 8, 2006	By:	/s/ KENNETH G. CHAHINE

Kenneth G. Chahine
Chief Executive Officer and President

Date: May 8, 2006	By:	/s/ ANDREW A. SAUTER

Andrew A. Sauter
Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Exhibits

2.1 (2)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen

3.1(1)	Amended and Restated Certificate of Incorporation

3.1.1(3)	Certificate of Amendment to Certificate of Incorporation

3.2(1)	Restated Bylaws of the Registrant

4.1(1)	Specimen Common Stock Certificate

10.1(4)	Offer Letter, dated March 17, 2006, between Avigen, Inc. and Richard J. Wallace

10.17 (5)	Compensation Agreements with Named Executive Officers

10.55 (6)	Arrangement Regarding Non-Employee Director Compensation

10.59 (2,7)	License Agreement, dated January 12, 2006, by and between SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, and Avigen

10.60 (2)	Separation Agreement, dated January 6, 2006, between Avigen and Thomas J. Paulson, together with Amendment No. 1 thereto dated February 3, 2006.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 (8)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272).

(3)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000-28272).

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K as filed with the SEC on March 22, 2006 (Commission File No. 000-28272).

(5)	Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Reports on Form 8-K filed with the SEC on May 31, 2005 and February 28, 2006 (Commission File No. 000-28272).

(6)

Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Report on Form 8-K filed with the SEC on February 21, 2006 discussing such compensation (Commission File No. 000-28272).

(7)	Confidential treatment has been requested for portions of this exhibit.

(8)

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