Form 10-Q
period 2006-06-30
AVIGEN INC \DE
filed 2006-08-04
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________ FORM 10-Q ________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

     The number of outstanding shares of the registrant’s Common Stock as of August 1, 2006, was 25,001,187 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended June 30, 2006

INDEX

PART I. FINANCIAL INFORMATION

		PAGE

Item 1.	Financial Statements (unaudited)	3
	Condensed Balance Sheets at June 30, 2006 and December 31, 2005	3
	Condensed Statements of Operations -	4
	For the three and six months ended June 30, 2006 and 2005 and the period
	from October 22, 1992 (inception) through June 30, 2006
	Condensed Statements of Cash Flows -	5
	For the six months ended June 30, 2006 and 2005 and the period from
	October 22, 1992 (inception) through June 30, 2006
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     AVIGEN, INC.
(a development stage company)

     CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30,	December 31,
	2006	2005
	(Unaudited)	Note 1

ASSETS
Current Assets:
Cash and cash equivalents	$7,583	$11,510
Available-for-sale securities	61,861	48,450
Restricted investments - current	8,000	-
Accrued interest	564	470
Prepaid expenses and other current assets	542	737
Total current assets	78,550	61,167
Restricted investments	2,428	10,428
Property and equipment, net	3,208	3,929
Deposits and other assets	576	740
Total assets	$84,762	$76,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$1,783	$984
Accrued compensation and related expenses	582	534
Loan payable - current	8,000	-
Total current liabilities	10,365	1,518
Long-term loan payable	-	8,000
Deferred rent and other liabilities	1,189	1,282

Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 50,000,000 shares authorized,
24,974,386 and 20,907,273 shares issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	25	21
Additional paid-in capital	257,864	237,258
Accumulated other comprehensive loss	(551)	(540)
Deficit accumulated during development stage	(184,130)	(171,275)
Total stockholders' equity	73,208	65,464
Total liabilities and stockholders' equity	$84,762	$76,264

See accompanying notes.

     AVIGEN, INC.
(a development stage company)

 CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

					Period
					from
					October
					22, 1992
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		through
	2006	2005	2006	2005	June 30, 2006
Revenue	$-	$11	$103	$20	$15,574

Operating expenses:
Research and development	3,551	3,665	6,552	7,306	147,832
General and administrative	1,971	2,013	4,786	3,892	65,240
Impairment loss related to long-lived assets	-	4,490	-	4,490	6,130
In-license fees	-	-	3,000	-	8,034
Total operating expenses	5,522	10,168	14,338	15,688	227,236
Loss from operations	(5,522)	(10,157)	(14,235)	(15,668)	(211,662)
Interest expense	(112)	(74)	(214)	(137)	(2,917)
Interest income	724	408	1,291	793	30,283
Sublease income	141	-	282	-	282
Other (expense) income, net	(64)	(25)	21	(26)	(116)

Net loss	$(4,833)	$(9,848)	$(12,855)	$(15,038)	$(184,130)

Basic and diluted net loss per common share	$(0.21)	$(0.48)	$(0.59)	$(0.74)

Shares used in basic and diluted net loss per common share calculation	23,014,205	20,381,506	21,959,027	20,381,378

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			October 22,
			1992
	Six Months Ended		(inception)
	June 30,		through
	2006	2005	June 30, 2006
Operating Activities
Net cash used in operating activities	$(10,395)	$(8,544)	$(149,099)

Investing Activities
Purchases of property and equipment	(56)	(26)	(28,511)
Proceeds from disposal of property and equipment	142	-	373
Increase (decrease) in restricted investments	-	1,000	(10,428)
Purchases of available-for-sale securities	(76,479)	(19,885)	(848,039)
Maturities of available-for-sale securities	63,057	25,759	785,628
Net cash (used in) provided by investing activities	(13,336)	6,848	(100,977)
Financing Activities
Proceeds from long-term obligations	-	-	10,133
Proceeds from warrants and options exercised	451	1	14,800
Proceeds from issuance of common stock, net of issuance costs and repurchases	19,353	-	224,972
Other financing activities	-	-	7,754
Net cash provided by financing activities	19,804	1	257,659
Net (decrease) increase in cash and cash equivalents	(3,927)	(1,695)	7,583
Cash and cash equivalents, beginning of period	11,510	3,217	-
Cash and cash equivalents, end of period	$7,583	$1,522	$7,583

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Unaudited Interim Financial Statements

     Our accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results reported for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2006. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006.

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

     As of January 1, 2006, Avigen had three share-based compensation plans available for employee, nonemployee director, and consultant grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders and had a ten-year duration which terminated on March 29, 2006. As of June 30, 2006, we had an aggregate of 2,280,843 shares of our common stock reserved for issuance under these plans subject to outstanding awards and there was no longer any shares reserved under these plans for future grants. In general, the outstanding options under these plans were granted at fair market value on the date of grant with a term of 10 years. Grants under the 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments.

     The third plan was the 2000 Equity Incentive Plan (“2000 Plan”), which was adopted by Avigen’s Board of Directors in June 2000 and amended and restated as the 2006 Incentive Stock Option Plan (“2006 Plan”) in February 2006. The 2006 Plan was approved by stockholders on May 31, 2006, and currently represents the only outstanding stock option plan with shares available for future grant. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan, but enables Avigen to grant incentive stock options to its employees, which enhance the after tax value of these options to the recipients, use a greater array of stock awards than was previously available under the 2000 Plan, and removed the forty percent limitation on the number of shares that could be granted to directors and officers under the 2000 Plan. As of June 30, 2006, we had (1) an aggregate of 1,951,877 shares of our common stock reserved for issuance under the 2006 Plan that are subject to options outstanding prior to May 31, 2006, and are therefore subject to the terms of the 2000 Plan; and (2) an aggregate of 16,000 shares of our common stock reserved for issuance under the 2006 Plan subject to outstanding options granted since May 31, 2006, and are therefore subject to the terms of the 2006 Plan, and 2,941,730 shares available for future grants of share-based awards under the 2006 Plan.

     In general, options have been granted under these plans at fair market value on the date of grant with a term of 10 years and become exercisable on a quarterly basis over a four-year vesting period.

     The amount of compensation expense recognized under FAS 123(R) during the three and six months ended June 30, 2006 under all plans was comprised of the following (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Research and development	$(131)	$(256)
General and administrative	(210)	(516)
Share-based compensation expense before taxes	(341)	(772)
Related income tax benefits	-	-
Share-based compensation expense	$(341)	$(772)
Net share-based compensation expenses per basic and diluted common share	$(0.02)	$(0.04)

     Since we have cumulative operating losses as of June 30, 2006 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements. Additionally, no incremental tax benefits were recognized from stock options exercised during the three- and six-month periods ended June 30, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Prior to our adoption of FAS 123(R) as of January 1, 2006, share-based compensation expense was not recognized in our Statements of Operations. As of June 30, 2006, there was approximately $3.4 million of total unrecognized compensation expense related to non-vested, share-based compensation arrangements granted under the 1996 Plan, Directors’ Plan, and 2006 Plan.

     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors. The following assumptions were used to determine share-based compensation expense for the three- and six-month periods ended June 30, 2006:

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006
Expected volatility	0.5725 - 0.6217	0.5725 - 0.6334
Risk free interest rate	4.99%	4.77%
Expected life of options in years	3.5 - 4.5	3.5 - 4.5
Expected dividend yield	0%	0%

     A summary of the option activity under all of our plans during the six-month period ended June 30, 2006 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise price	contractual	Intrinsic
	Shares	per share	term (in years)	Value
Outstanding at December 31, 2005	3,487,254	$10.87
Granted	1,261,500	$5.10
Exercised	(127,353)	$3.54
Forfeited or expired	(372,681)	$5.11
Outstanding at June 30, 2006	4,248,720	$9.88	6.59	$2,722,000
Exercisable at June 30, 2006	2,454,636	$ 13.87	4.78	$1,222,000

     The weighted average grant-date fair value of options granted during the six-month periods ended June 30, 2006 and 2005 were $2.48 per share and $1.71 per share. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, were approximately $276,134 and $161, respectively.

     A summary of the status of our nonvested stock options as of June 30, 2006 and the changes during the six-month period then ended are presented below:

		Weighted
		average
		grant-date
	Number of	fair value
	Shares	per share
Nonvested at December 31, 2005	1,160,302	$ 3.77
Granted	1,261,500	$ 5.10
Vested or Cancelled	(627,718)	$ 4.53
Nonvested at June 30, 2006	1,794,084	$ 4.44

   Pro Forma Information under FAS 123

     Prior to the adoption of FAS 123(R), we accounted for stock option grants in accordance with Accounting Principals Board (“APB”) Opinion 25, “ Accounting for Stock Issued to Employees ” (APB 25) and related interpretations. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     The following table illustrates the pro forma effect on our net loss and loss per common share if we had applied the fair value recognition provisions of FAS 123 to our stock-based employee compensation for the periods ended June 30, 2005 (in thousands, except for per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss - as reported	$(9,848)	$(15,038)
Add: Stock-based employee compensation included in reported net loss	-	-
Less: Total stock-based employee compensation expense determined under
the fair-value-based method for all awards	(756)	(1,545)
Net loss - pro forma	$(10,604)	$(16,583)
Net loss per common share basic and diluted – as reported	$(0.48)	$(0.74)
Net loss per common share basic and diluted - pro forma	$(0.52)	$(0.81)

     For purposes of disclosure pursuant to FAS 123, the estimated fair value of our employee stock options is amortized to expense on a straight-line basis over the vesting period of the options, generally over four years. The assumptions used to determine the pro forma expenses under the Black-Scholes option valuation model for the three and six months ended June 30, 2005 were based upon the following:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Expected volatility	0.6771	0.6900
Risk free interest rate	3.87%	3.88%
Expected life of options in years	4.5	4.5
Expected dividend yield	0%	0%

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

   Restricted Investments

     At June 30, 2006, $8.0 million and $2.4 million were classified as restricted investments in current and long term assets, respectively. At December 31, 2005, $10.4 million was classified as long term restricted investments. The sum of our long term and current restricted investments at the end of each period represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain liabilities at the end of each period. The change in classification of $8.0 million of long term restricted investments to current assets at June 30, 2006 represents the scheduled repayment of the outstanding borrowings of our loan payable in June 2007, which is less than one year from the date of these financial statements.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of June 30, 2006 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$7,583	$-	$-	$7,583
Corporate debt securities	26,300	-	(227)	26,073
Federal agency obligations	19,119	-	(206)	18,913
Asset-backed and other securities	26,521	-	(104)	26,417
Auction rate certificates	-	-	-	-
Treasury obligations	900	-	(14)	886
Total	$80,423	$-	$(551)	$79,872
Amounts reported as:
Cash and cash equivalents	$7,583	$-	$-	$7,583
Restricted Investments	10,428	-	-	10,428
Available for sale securities	62,412	-	(551)	61,861
Total	$80,423	$-	$(551)	$79,872

     The weighted average maturity of our investment portfolio at June 30, 2006 was 318 days, with $54.9 million carrying an effective maturity of less than twelve months, and $25.0 million carrying an effective maturity between one and three years.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2005 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$11,510	$-	$-	$11,510
Corporate debt securities	21,415	-	(197)	21,218
Federal agency obligations	26,013	-	(306)	25,707
Asset-backed and other securities	9,882	5	(24)	9,863
Treasury obligations	2,108	-	(18)	2,090
Total	$70,928	$5	$(545)	$70,388
Amounts reported as:
Cash and cash equivalents	$11,510	$-	$-	$11,510
Restricted Investments	10,428	-	-	10,428
Available for sale securities	48,990	5	(545)	48,450
Total	$70,928	$5	$(545)	$70,388

     The weighted average maturity of our investment portfolio at December 31, 2005 was 291 days, with $37.7 million carrying an effective maturity of less than twelve months, and $32.7 million carrying an effective maturity between one and three years.

     Net realized losses were approximately $2,000 and $11,000 for the six months ended June 30, 2006 and 2005, respectively.

     At June 30, 2006 and December 31, 2005, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

June 30, 2006	Less Than 12 Months		12 Months or Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Corporate debt securities	$(121)	$12,616	$(107)	$13,457
Federal agency obligations	(179)	13,833	(26)	5,081
Asset-backed and other securities	(64)	26,753	(40)	6,436
Treasury obligations	(14)	886	-	-
Total	$(378)	$54,088	$(173)	$24,974

December 31, 2005	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Corporate debt securities	$(108)	$11,246	$(88)	$8,883
Federal agency obligations	(101)	12,789	(205)	12,918
Asset-backed and other securities	(4)	996	(20)	5,385
Treasury obligations	(8)	1,201	(11)	889
Total	$(221)	$26,232	$(324)	$28,075

     The gross unrealized losses reported above for periods ended June 30, 2006 and December 31, 2005 were caused by rises in market interest rates during those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

4. Impairment Loss related to Long-Lived Assets

     At June 30, 2005, in connection with the preparation of our financial statements, we evaluated the ongoing value of the leasehold improvements and equipment associated with approximately 40,000 square feet of manufacturing, laboratory, and office space we have under lease through July 2008. We determined to initiate this evaluation as a result of actions we had taken to discontinue funding of our AAV-based programs in order to focus our development efforts and financial resources on our small molecule product candidates.

     Based on these evaluations, we determined that our future operations would not require the full capacity of these leased facilities and that long-lived assets with a net carrying value of $4.5 million were no longer recoverable and were in fact impaired. At June 30, 2005, we recorded an impairment loss related to long-lived assets in the facility and wrote down the related carrying value of the leasehold improvements, laboratory and office equipment and furniture to approximate their estimated fair value.

     Fair value was based on the expected incremental sublease cash flows we estimated we could receive in excess of our prorated existing operating lease obligations based on current market lease rental rates at the time for similar mixed use properties. Based on market conditions at June 30, 2005, including vacancy rates and the expected time needed to sublease the facilities, we did not expect to receive significant incremental rents related to the long-lived assets. The impairment charges primarily represent accelerated depreciation expense, which is a non-cash expense that was scheduled to be recognized over the next five years.

5. License Agreement – Sanochemia Pharmazeutika AG

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

6. Severance Expense

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

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$ (4,833)	$ (9,848)	$(12,855)	$(15,038)
Net unrealized (loss) gain on available-for-sale securities	(17)	200	(11)	(12)
Comprehensive loss	$ (4,850)	$ (9,648)	$(12,866)	$(15,050)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Potential dilutive stock options outstanding	367,926	474,330	249,497	462,989
Outstanding securities excluded from the potential
dilutive common shares calculation (1)	2,669,864	3,826,199	2,607,571	3,851,767

(1)

For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the Nasdaq Global Market for the period.

9. Stockholder’s Equity

     On May 12, 2006, we completed a private placement to selected institutional investors. In connection with the transaction, we sold 3,939,760 shares of our common stock at $5.37 per share for total cash proceeds of $19.4 million, net of issuance costs.

     During the six-month period ended June 30, 2006, we received $451,000 in cash proceeds related to the exercise of stock options for 127,353 shares of common stock.

     As of June 30, 2006, we had one warrant outstanding for 15,000 shares of our common stock with an exercise price equal to $6.50. The warrant was issued in March 2004 as partial consideration for the acquisition of certain intellectual property rights used in our research and development activities and has a ten-year term.

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

     In building our pipeline, we focus on selecting compounds we believe have the potential to strongly differentiate themselves from existing therapies and address needs currently unmet by, or with an improved risk-benefit profile when compared to, alternative available treatments. In particular, we believe our drug candidates have unique mechanisms of action in the indications being pursued and have the potential to minimize side-effects, such as sedation, that can interfere markedly with resumption of normal activity. Moreover, our two leading programs, AV650 and AV411, are commercially approved pharmaceuticals outside the United States. We believe this significant human experience in markets outside the U.S. will help accelerate our clinical development and approval for these products in North America.

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

     In May 2006, we completed a private placement of common stock with institutional investors of approximately $21.2 million. Under the terms of the transaction Avigen sold approximately 3.9 million shares of common stock at a purchase price of $5.37 per share. The transaction did not include any warrants or other enhancements.

     In June 2006, we announced that we had received approval to initiate a Phase IIa exploratory therapeutic clinical trial with AV411 (ibudilast) at the Royal Adelaide Hospital in Adelaide, Australia to assess safety, tolerability and preliminary indication of efficacy in neuropathic pain patients. The Phase IIa trial is a placebo-controlled, double-blinded study primarily in patients suffering from diabetic neuropathy. We intend to use our experience in this dose-escalating trial to improve the design of a larger U.S. clinical trial.

     In June 2006, we also announced that we had received approval from the U.S. Food and Drug Administration to commence an initial clinical trial of AV650. AV650 is a New Chemical Entity (NCE) in the U.S. The initial clinical trial will be a Phase I study to assess the safety and pharmacokinetic profile, as well as AV650's lack of sedation in normal volunteers.

     Prior to 2003, Avigen focused exclusively on building a product development portfolio of DNA-based drug delivery technologies based primarily on adeno-associated virus (AAV) vectors we developed. Our efforts included significant investment in early stage research in the field of gene therapy, which led to our filing of three separate INDs and our initiation of three corresponding phase I or phase I/II clinical trials. In 2003, we began to pursue the development of non-gene therapy products to diversify our portfolio, which is now our focus. In December 2005, we entered into an agreement with Genzyme Corporation, whereby we assigned to Genzyme our rights to certain AAV-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, AAV-related contracts, and the use of previously manufactured clinical-grade vector materials. Under the terms of the agreement, we received a $12.0 million initial payment and could receive significant additional development milestones, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us. In addition, if Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the agreement, certain of the rights we assigned could revert back to Avigen at a future date.

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to complete clinical trials. We expect our source of revenue, if any, for the next several years to consist of payments under the Genzyme agreement, collaborative arrangements with third parties, government grants, and non-gene therapy-related license fees. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability. At June 30, 2006 we had an accumulated deficit of $184.1 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $79.9 million. We believe that our capital resources at June 30, 2006, will be adequate to fund our operating needs for approximately the next two to three years.

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

     We recognize revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements ratably over the relevant periods specified in the agreements, generally the development phase. This development phase can be defined as a specified period of time, however, in certain cases, the collaborative agreement specifies a development phase that culminates with milestone objectives but does not have a fixed date and requires us to estimate the time period over which to recognize this revenue. Our estimated time periods are based on management's estimate of the time required to achieve a particular development milestone considering the projected level of effort and current stage of development. If our estimate of the development-phase time period changes, the amount of revenue we recognize related to up-front payments for a given period will accelerate or decrease accordingly.

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

  the length of time the market value of the security has been less than cost;

  the financial condition and near-term prospects of the issuer; and

  our intent and ability to retain an investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, which could be until maturity.

     The determination of whether a decline in fair value is other-than-temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. We have not had any write-downs for other-than-temporary declines in the fair value of our financial instruments since our inception.

     In addition, when management commits to holding individual securities until maturity in order to avoid the recognition of an other-than-temporary impairment, those securities would no longer be classified as available-for-sale. In addition, such securities would be further evaluated to determine whether the security, based on the remaining duration until its scheduled maturity, should be identified as a current or long-term asset. As of June 30, 2006, management had not designated any individual securities as held-to-maturity for the purposes of avoiding an other-than-temporary impairment.

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

     The determination of whether the value of our property and equipment is impaired requires significant judgment, and could have a material impact on our balance sheet and results of operations. In 2005, we determined that the scope of our research and development activities had changed such that we would not effectively utilize certain portions of our leased facilities that had been designed to support our gene therapy programs. After considering alternative uses for these spaces, we decided it was not cost effective to re-engineer the rooms representing approximately 40,000 square feet of manufacturing, laboratory, and office space under lease through May 2008 and approximately 11,000 square feet of similar space we have under lease through November 2010. We determined we would maximize our potential cost savings by subleasing the properties. Based on current market conditions for rental property at the time of the reduction in the scope of our research and development activities, and our subsequent completion of sublease agreements for approximately 26,000 square feet, we did not expect to fully recover the value invested in leasehold improvements and equipment, and reduced our net carrying value for these assets to their then current fair value, resulting in an impairment loss for the year ended December 31, 2005 of approximately $6.1 million. This amount does not impact our cash flows and primarily represents an acceleration of depreciation charges that would have been recognized over the remaining three and five year lease periods.

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

Share-based compensation expense

     Effective January 1, 2006, we adopted FAS 123(R) using the modified prospective transition method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of FAS 123(R), we recognize share-based compensation expense net of estimated forfeitures, and therefore only recognize compensation expense for the portion of share-based payment awards that are expected to vest over the service period. Prior to our adoption of FAS 123(R), we accounted for share-based payments in accordance with APB 25, and accordingly, generally recognized compensation expense related to share-based payments with intrinsic value and accounted for forfeitures as they occurred.

     We calculate the fair value of share-based compensation expense using a Black-Scholes options pricing model which requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting option forfeitures. We estimate the expected life of options granted based on historic behavior of our option holders and we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of our share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in future periods. In addition, FAS 123(R) requires we estimate forfeitures at the time of grant and only recognize expense for the portion of awards that are expected to vest. Our estimate of the forfeiture rate is based on historical experience of our share-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense in future periods could be significantly different from what we have recorded in the current period.

     If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FAS 123(R). Option-pricing models were developed for use in estimating the value of traded options, which are listed on organized exchange markets, that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded, listed options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Estimates of share-based compensation expenses are significant to our financial statements, but do not impact our statements of cash flows.

     The guidance in FAS 123(R) is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability of our recognition of share-based compensation expenses versus other companies that use different models, methods and assumptions.

Results of Operations

   Revenue

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$ -	$ 11	$ 103	$ 20
Percentage (decrease) increase over prior period	(100%)		415%

     No revenues were reported for the three-month period ended June 30, 2006 compared to $11,000 for the three-month period ended June 30, 2005. 2005 revenues represented license fees associated with intellectual property we have subsequently assigned to Genzyme Corporation.

     Revenues for the six-month periods ended June 30, 2006 and 2005 were $103,000 and $20,000, respectively. 2006 revenues represented income from our participation with the University of Colorado on a grant that was funded by the National Institutes of Health.

     Research and Development Expenses

     As a result of organizational changes made in 2005, our current operations allow us to better use external resources to optimize the pace and cost of development of our product candidates. These changes included a reduction of our headcount and the sublease of a portion of our operating facilities in the second half of 2005. As a result, our current business model reduces our exposure to fixed costs for manufacturing staff and facilities and gives us more control over the strategic timing and application of our resources.

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

     The costs associated with the two primary functions of our research and development activities approximate the following (in thousands, except percentages):

	Three Months Ended		Percentage	Six Months Ended		Percentage
			increase			increase
			(decrease)			(decrease)
	June 30,		over	June 30,		over
	2006	2005	prior year	2006	2005	prior year
Research and preclinical development	$2,673	$2,446	9%	$4,982	$4,787	4%
Clinical development	878	1,219	(28%)	1,570	2,519	(38%)
Total research and development expenses	$3,551	$3,665	(3%)	$6,552	$7,306	(10%)

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

Research and preclinical development

	Three Months Ended		Percentage	Six Months Ended		Percentage
			increase			increase
			(decrease)			(decrease)
(In thousands, except percentages)	June 30,		over	June 30,		over
	2006	2005	prior year	2006	2005	prior year
Personnel-related	$ 469	$ 907	(48%)	$ 949	$ 1,864	(49%)
Share-based compensation	78	-	na	142	-	na
External research and development	1,046	242	333%	1,690	376	349%
Depreciation	271	473	(43%)	546	947	(42%)
Other expenses including facilities overhead	809	824	(2%)	1,655	1,600	3%
Total research and preclinical development expenses	$ 2,673	$ 2,446	9%	$ 4,982	$ 4,787	4%

     The increase in our research and preclinical development expenses for the three- and six-month periods ended June 30, 2006, compared to the same periods in 2005, of $227,000 and $195,000, respectively, were primarily due to changes in costs for the following:

  higher expenditures for external research and development services from third-party service providers of $804,000 and $1.3 million, respectively, primarily related to an increase in external preclinical animal studies and scientific consulting work to support the progress of our lead drug candidates, AV411 and AV650, and the recognition of approximately $78,000 and $142,000, respectively, in non-cash expense for stock-based compensation in compliance with FAS 123(R) adopted January 1, 2006,

         partially offset by,

  lower personnel-related expenses of $438,000 and $915,000, respectively, reflecting a significantly lower average staff level as a result of a staff reduction in August 2005, partially offset by higher average salaries in 2006, and lower depreciation charges of $202,000 and $401,000, respectively, primarily as a result of the impairment charges for leasehold improvements and equipment that were recognized in 2005.

   Clinical development

	Three Months Ended		Percentage	Six Months Ended		Percentage
			increase			increase
			(decrease)			(decrease)
(In thousands, except percentages)	June 30,		over	June 30,		over
	2006	2005	prior year	2006	2005	prior year
Personnel-related	$319	$375	(15%)	$700	$824	(15%)
Share-based compensation	54	-	na	114	-	na
External clinical development	194	111	74%	297	219	36%
Depreciation	-	336	(100%)	-	672	(100%)
Other expenses including facilities overhead	311	397	(22%)	459	804	(43%)
Total clinical development expenses	$878	$1,219	(28%)	$1,570	$2,519	(38%)

     The decrease in our total clinical development expenses for the three- and six-month periods ended June 30, 2006, compared to the same periods in 2005, of $341,000 and $949,000, respectively, were primarily due to changes in costs for the following:

  lower personnel-related expenses of $56,000 and $124,000, respectively, reflecting a lower average staff level as a result of a staff reduction in August 2005, partially offset by higher average salaries in 2006, no depreciation charges in 2006, compared to depreciation charges of $336,000 and $672,000, respectively, in the 2005 periods, primarily as a result of the impairment charges for leasehold improvements and equipment that were associated with our manufacturing facilities, that were recognized in 2005 and subsequently subleased, and lower other expenses of $86,000 and $345,000, respectively, including facilities overhead, primarily reflecting a decrease in the amount of square footage of the facilities used to support our clinical development and manufacturing activities which have primarily been subleased, partially offset by,

  higher expenditures for external clinical development services from third-party suppliers of $83,000 and $78,000, respectively, associated with the preparation for our scheduled small molecule clinical trials in 2006 compared to the level of services incurred in connection with our gene therapy trials in 2005, and the recognition of approximately $54,000 and $114,000, respectively, in non-cash expense for stock option compensation in compliance with FAS 123(R) adopted January 1, 2006.

     Total research and development expenses for the three and six months ended June 30, 2006 were within management’s expectations. If we are successful in our efforts to develop our product candidates, including the costs of supporting multiple clinical trials in the second half of 2006, our total research and development spending in 2006 will likely rise.

   General and Administrative Expenses

	Three Months Ended		Percentage	Six Months Ended		Percentage
			increase			increase
			(decrease)			(decrease)
(In thousands, except percentages)	June 30,		over	June 30,		over
	2006	2005	prior year	2006	2005	prior year
Personnel-related	$732	$876	(16%)	$1,675	$1,698	(1%)
Share-based compensation	210	-	na	516	-	na
Severance	-	-	-	288	-	100%
Legal and professional fees	228	387	(41%)	586	743	(21%)
Facilities, depreciation and other allocated expenses	801	750	7%	1,721	1,451	18%
Total general and administrative expenses	$1,971	$2,013	(2%)	$4,786	$3,892	23%

     The decrease in our total general and administrative expenses for the three months period ended June 30, 2006, compared to the same period in 2005, of $42,000, was primarily due to changes in costs for the following:

  lower personnel-related expenses of $144,000, reflecting a lower average staff level, partially offset by higher average salaries in 2006, and lower legal and professional fees of $159,000, primarily associated with patent filings and business contracts,

         partially offset by,

  the recognition of approximately $210,000 in non-cash expense for stock option compensation in compliance with FAS 123(R) adopted January 1, 2006.

      The $894,000 increase in our total general and administrative expenses for the six months ended June 30, 2006, compared to the same period in 2005 was primarily due to changes in costs for the following:

  the recognition of approximately $408,000 in non-cash expense for stock option compensation in compliance with FAS 123(R) adopted January 1, 2006, and $108,000 in non-cash expense in connection with the severance-related modification of previously issued stock options, the recognition of approximately $288,000, in severance expenses in connection with the resignation of our former CFO, and higher facilities, depreciation and other allocated expenses of $270,000, primarily representing recruiting and other administrative costs,

         partially offset by,

  lower legal and professional fees of $157,000, primarily associated with patent filings and business contracts.

     We expect our current level of general and administrative expenses to continue over the next few quarters. However, if we are successful in our efforts to develop our product candidates, we expect general and administrative spending levels may increase to connection with the changing needs of the company.

   Impairment Loss Related to Long-Lived Assets

	Three Months Ended		Six Months Ended
(In thousands except percentages)	June 30,		June 30,
	2006	2005	2006	2005
Impairment loss related to long-lived assets	$ -	$ 4,490	$ -	$ 4,490

     In connection with the organizational and structual changes initiated last year, as of June 30, 2005, we determined that our future operations would not require the full capacity of our leased facilities, and we began to pursue potential cost savings through a sublease. However, based on the current market conditions at the time, we did not expect sublease rates to allow us to recover fully the costs of our investment in leasehold improvements to the building. As a result, we recorded an impairment charge of $4.5 million during the quarter ended June 30, 2005 to reduce the carrying value of certain leasehold improvements and equipment to zero. This amount did not impact our cash flows and represented an acceleration of depreciation charges that would have been recognized over the remainder of the assets’ lives. We did not recognize any impairments to our long-lived assets in 2006.

   In-license Fees

	Three Months Ended		Six Months Ended
(In thousands except percentages)	June 30,		June 30,
	2006	2005	2006	2005
In-license fees	$ -	$ -	$ 3,000	$ -

     In January 2006, we entered into a license agreement and paid Sanochemia an initial fee of $3.0 million as consideration for an exclusive license to develop and commercialize proprietary formulations of the neuroactive compound in AV650 in North America. We did not enter into any in-license agreements in 2005.

   Interest Income

	Three Months Ended		Six Months Ended
(In thousands except percentages)	June 30,		June 30,
	2006	2005	2006	2005
Interest income	$ 724	$ 408	$ 1,291	$ 793
Percentage change over prior period	77%		63%

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The increase in interest income for the three- and six-month periods ended June 30, 2006, as compared to the same periods in 2005 was due to increase in the average outstanding balance of our total portfolio, reflecting the $12 million received from Genzyme Corporation in December 2005 and the $21.2 million proceeds from the private placement completed in May 2006, as well as the rising average yield earned on our portfolio.

     Sublease Income

	Three Months Ended		Six Months Ended
(In thousands except percentages)	June 30,		June 30,
	2006	2005	2006	2005
Sublease income	$ 141	$ -	$ 282	$ -

     As of December 2005, approximately 26,250 square feet of our aggregate facilities in two buildings was subleased to two separate corporate tenants not affiliated with Avigen. Remaining contractual, sublease income of $1.7 million will be recognized ratably over the remaining terms of the leases, which expire in May 2008 and November 2010.

Liquidity and Capital Resources

     Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Between May 1996, the date of our initial public offering, and December 2005, we raised $189 million from private placements and public offerings of our common stock and warrants to purchase our common stock.

     In May 2006, we completed a private placement of common stock with institutional investors, raising approximately $19.4 million in net proceeds. The transaction represented the sale of approximately 3.9 million shares of common stock at a purchase price of $5.37 per share. There were no warrants or other enhancements included in the transaction.

     In addition to funding our operations through sales of our common stock, in March 2003, we received $2.5 million in research support from Bayer Corporation in connection with our collaboration on a gene therapy product for hemophilia, and in December 2005, we received a $12.0 million payment from Genzyme Corporation in connection with the agreement transferring to Genzyme rights to most of our AAV-based intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, and clinical grade vector materials. We have attempted to contain costs and reduce cash flow by renting facilities, subleasing facilities no longer critical to our future operations, contracting with third parties to conduct research and development and using consultants, where appropriate. We expect to incur additional future expenses, resulting in significant additional cash expenditures, as we continue our research and development activities, including our efforts to develop, manufacture, and commercialize our current drug candidates, expand our product portfolio with additional development candidates through internal research, acquisition or in-licensing, and undertake additional preclinical studies and clinical trials of our product candidates. We also expect to incur substantial additional expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     At June 30, 2006, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $79.9 million, compared to approximately $70.4 million at December 31, 2005. At June 30, 2006 and December 31, 2005, $10.4 million of restricted assets were pledged to secure certain current and long-term liabilities. At June 30, 2006 and December 31, 2005, the portion of our investment portfolio pledged as collateral, which we refer to as restricted investments, includes $10.0 million for our line of credit and approximately $428,000 for letters of credit which serve as security deposits on a building leases. The classification of $8.0 million of these restricted investments as current at June 30, 2006, represents the scheduled repayment of outstanding borrowings of our loan payable in June 2007, or less than one year from the date of these financial statements. As these liabilities are due to be fully paid in less than twelve months, the remaining restricted investments are classified as short-tem. Our restricted investments would not be considered a current source of additional liquidity.

     As of June 30, 2006, our commitments under leases and other obligations, net of scheduled cost recoveries under sublease agreements, were not materially different from that reported as of December 31, 2005. As of December 31, 2005, we had net commitments under leases and other obligations totaling approximately $16.7 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 16, 2006.

     Operating Activities. Net cash used in operating activities was $10.4 million during the six months ended June 30, 2006, which includes the payment of $3.0 million to Sanochemia in connection with our in-license agreement for AV650. The remainder of the cash used in operating activities was primarily used to support our internal research and development activities, as well as preclinical studies and clinical trials performed by third parties. The level of cash used in operating activities during this quarter was in line with management’s expectations.

     Investing and Financing Activities. Net cash used in investing and provided by financing activities during the six months ended June 30, 2006 was $13.3 million and $19.8 million, respectively. The cash used in investing activities consisted primarily of purchases of available-for-sale securities, net of sales and maturities, offset to a small degree by $142,000 proceeds from our sale of laboratory and office equipment and furniture in connection with our consolidation of facilities previously used for our gene therapy activities. The cash provided by financing activities consisted of proceeds from the private placement of out common stock to institutional investors in May 2006, as well as proceeds from the exercise of stock options during the period.

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We believe that with the reductions in our staff over the past two years and the consolidation of our operations and sublease of portions of our facilities, and the proceeds of the private placement in May 2006, our financial resources at June 30, 2006 will be adequate to fund our projected operating needs for approximately two to three years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

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

  competing technological developments;

  the cost of manufacturing our product candidates for clinical trials and sales;

  the costs of sales, marketing and commercialization activities;

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

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of June 30, 2006, we had an accumulated deficit of $184.1 million. Developing new compounds will require significant additional research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire and complete development of proposed products, and to obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

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

     We are aware that other companies are conducting preclinical studies and clinical trials for products that could compete with products we intend to acquire or develop. See "Item 1. Business -- Competition" of our Annual Report on From 10-K for the year-ended December 31, 2005, for a more detailed discussion of the competition we face.

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

We may need to secure additional financing to acquire and complete the development and commercialization of our potential products

     At June 30, 2006 we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $79.9 million. We anticipate that our existing capital resources as of June 30, 2006 will be adequate to fund our needs for approximately two to three years. However, beyond that, or earlier if we are successful in pursuing additional indications for compounds in our portfolio or acquiring additional product candidates, we may require additional funding to complete the research and development activities currently contemplated, to acquire new products, and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

  how successful, if at all, we are at expanding our drug development portfolio through a combination of internal research, acquisitions, and in-licensing compounds, and the nature of the consideration we pay fo acquiring or in-licensing compounds;

  competing technological developments;

  the cost of manufacturing for clinical trials and commercialization;

  the costs of marketing and commercialization activities; and

  other factors which may not be within our control.

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

     The patent application process takes several years and entails considerable expense. The failure to obtain patent protection on the technologies underlying certain of our proposed products may have a material adverse effect on our competitive position and business prospects. Important legal issues remain to be resolved as to the scope of patent protection for biotechnology and pharmaceutical products, and we expect that administrative proceedings, litigation, or both may be necessary to determine the validity and scope of our and others' patents. These proceedings or litigation may require a significant commitment of our resources in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, have not changed significantly. We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their June 30, 2006 levels, we estimate that the fair value of our securities portfolio would decline by approximately $651,000 compared to our estimated exposure of $533,000 at December 31, 2005, primarily due to the increase in size of our overall portfolio.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of June 30, 2006. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     As of August 1, 2006, we were not involved in any legal proceedings.

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

     The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006, have not substantively changed, except for the following risk factors, which have been restated as set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Business” of this Quarterly Report on Form 10-Q:

1.	We have updated the risk factors “We expect to continue to operate at a loss and we may never achieve profitability” and “We may need to secure additional financing to acquire and complete the development and commercialization of our potential products” to reflect our June 30, 2006 financial results; and

2.	We have updated the risk factor “We may need to secure additional financing to acquire and complete the development and commercialization of our potential products” to reflect our assessment that our existing capital resources as of June 30, 2006 will be adequate to fund our needs for approximately two to three years.

3.	We have removed the risk factor “Changes in board and management composition could adversely disrupt our operations” to reflect our assessment that we have not experienced difficulties in integrating new members of our board and management team into new roles with respect to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Avigen completed a private placement which raised $21.2 million in gross proceeds in May 2006. After incurring approximately $1.8 million in expenses for placement agent fees and commissions and other transaction expenses, the net proceeds were approximately $19.4 million. RBC Capital Markets acted as placement agent in the private placement. Aggregate placement agent fees were $1.7 million.

Pursuant to the common stock purchase agreement dated as of May 10, 2006, Avigen offered and sold 3,939,760 shares of common stock, par value $0.001 per share, at a price of $5.37 per share. The closing of the private placement occurred on May 12, 2006. The securities were issued to nineteen institutional investment funds associated with registered investment advisors in reliance on Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Stockholders was held on May 31, 2006.
The matters voted upon at the Annual Meeting and the voting of stockholders with respect thereto are as follows:

1.	Each of John K.A. Prendergast, Ph.D. and Richard J. Wallace, were elected as a Class II director to hold office until our 2009 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. The voting results were as follows:

John K.A. Prendergast, Ph.D.
For	17,943,714
Withhold	516,283
Richard J. Wallace
For	18,235,115
Withhold	224,882

Our Class I directors, Yuichi Iwaki, M.D., Ph.D. and Zola Horovitz, Ph.D., will each continue to serve on our Board of Directors until our 2008 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class III directors, Kenneth G. Chahine, Ph.D., J.D. and Daniel Vapnek, Ph.D., will each continue to serve on our Board of Directors until our 2007 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

2.	The approval of Avigen’s 2006 Equity Incentive Stock Option Plan, which was an amendment and restatement of our currently existing 2000 Equity Incentive Stock Option Plan, was approved. The voting results were as follows:

For	14,415,551
Against	3,983,980
Abstain	60,466
Broker non-votes	-0-

3.	The selection of Ernst & Young LLP as our independent auditors for our fiscal year ending December 31, 2006 was ratified. The voting results were as follows:

For	18,248,882
Against	204,951
Abstain	6,165
Broker non-votes	-0-

Item 5. Other Information

     None.

Item 6. Exhibits

     The following exhibits are included herein:

Exhibit Number		Exhibits
2.1	(2)	Assignment Agreement, dated December 19, 2005, by and between Genzyme
		Corporation and Avigen
3.1	(1)	Amended and Restated Certificate of Incorporation
3.1	.1(3)	Certificate of Amendment to Certificate of Incorporation
3.2	(1)	Restated Bylaws of the Registrant
4.1	(1)	Specimen Common Stock Certificate
10.1		Common Stock Purchase Agreement, dated as of May 10, 2006, among the
		registrant and the purchasers
10.1	2	2006 Incentive Stock Option Plan
31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	(4)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of
		Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272).

(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(4)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIGEN, INC.

Date: August 3, 2006	By:	/s/ KENNETH G. CHAHINE
Kenneth G. Chahine
Chief Executive Officer and President

Date: August 3, 2006	By:	/s/ ANDREW A. SAUTER
Andrew A. Sauter
Vice President, Finance

		EXHIBIT INDEX
Exhibit Number		Exhibits
2.1	(2)	Assignment Agreement, dated December 19, 2005, by and between Genzyme
		Corporation and Avigen
3.1	(1)	Amended and Restated Certificate of Incorporation
3.1	.1(3)	Certificate of Amendment to Certificate of Incorporation
3.2	(1)	Restated Bylaws of the Registrant
4.1	(1)	Specimen Common Stock Certificate
10.1		Common Stock Purchase Agreement, dated as of May 10, 2006, among the
		registrant and the purchasers.
10.1	2	2006 Incentive Stock Option Plan
31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	(4)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of
		Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272).

(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(4)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.