Form 10-Q
period 2006-09-30
AVIGEN INC \DE
filed 2006-11-02
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________

FORM 10-Q
___________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

     The number of outstanding shares of the registrant’s Common Stock as of October 31, 2006, was 25,055,474 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended September 30, 2006

INDEX

PART I. FINANCIAL INFORMATION
PAGE

Item 1.	Financial Statements (unaudited)

Condensed Balance Sheets at September 30, 2006 and December 31, 2005
Condensed Statements of Operations -
For the three and nine months ended September 30, 2006 and 2005 and the period from October 22, 1992 (inception) through September 30, 2006
Condensed Statements of Cash Flows -
For the nine months ended September 30, 2006 and 2005 and the period from October 22, 1992 (inception) through September 30, 2006
Notes to Condensed Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2006	2005
	(Unaudited)	Note 1
ASSETS
Current Assets:
Cash and cash equivalents	$154	$11,510
Available-for-sale securities	64,528	48,450
Restricted investments - current	8,000	-
Accrued interest	649	470
Prepaid expenses and other current assets	513	737
Total current assets	73,844	61,167
Restricted investments	2,428	10,428
Property and equipment, net	2,991	3,929
Deposits and other assets	522	740
Total assets	$79,785	$76,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$1,586	$984
Accrued compensation and related expenses	642	534
Loan payable - current	8,000	-
Total current liabilities	10,228	1,518
Long-term loan payable	-	8,000
Deferred rent and other liabilities	1,170	1,282

Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 50,000,000 shares authorized,
25,003,224 and 20,907,273 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	25	21
Additional paid-in capital	258,332	237,258
Accumulated other comprehensive loss	(178)	(540)
Deficit accumulated during development stage	(189,792)	(171,275)
Total stockholders' equity	68,387	65,464
Total liabilities and stockholders' equity	$79,785	$76,264

See accompanying notes.

     AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

					Period from
					October 22,
					1992
	Three Months Ended		Nine Months Ended		(inception)
	September 30,		September 30,		through
	2006	2005	2006	2005	September 30,
					2006
Revenue	$-	$4	$103	$24	$15,574

Operating expenses:
Research and development	4,715	3,599	11,266	10,905	152,546
General and administrative	1,857	1,863	6,643	5,755	67,097
Impairment loss related to long-lived assets	-	1,640	-	6,130	6,130
In-license fees	-	-	3,000	-	8,034
Total operating expenses	6,572	7,102	20,909	22,790	233,807
Loss from operations	(6,572)	(7,098)	(20,806)	(22,766)	(218,233)
Interest expense	(122)	(83)	(336)	(220)	(3,039)
Interest income	878	430	2,169	1,223	31,161
Sublease income	141	-	424	-	424
Other (expense) income, net	13	(13)	32	(38)	(105)

Net loss	$(5,662)	$(6,764)	$(18,517)	$(21,801)	$(189,792)

Basic and diluted net loss per common share	$(0.23)	$(0.32)	$(0.81)	$(1.06)

Shares used in basic and diluted net loss per common share calculation	24,998,357	20,828,686	22,983,095	20,530,484

See accompanying notes.

     AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			October 22,
			1992
			(inception)
	Nine Months Ended		through
	September 30,		September 30,
	2006	2005	2006
Operating Activities
Net cash used in operating activities	$(15,552)	$(13,846)	$(154,256)

Investing Activities
Purchases of property and equipment	(153)	(39)	(28,608)
Proceeds from disposal of property and equipment	142	-	373
Increase in restricted investments	-	1,000	(10,428)
Purchases of available-for-sale securities	(99,054)	(31,142)	(870,614)
Maturities of available-for-sale securities	83,339	44,210	805,910
Net cash (used in) provided by investing activities	(15,726)	14,029	(103,367)
Financing Activities
Proceeds from long-term obligations	-	-	10,133
Proceeds from warrants and options exercised	570	286	14,919
Proceeds from issuance of common stock, net of issuance costs and repurchases	19,352	-	224,971
Other financing activities	-	-	7,754
Net cash provided by financing activities	19,922	286	257,777
Net (decrease) increase in cash and cash equivalents	(11,356)	469	154
Cash and cash equivalents, beginning of period	11,510	3,217	-
Cash and cash equivalents, end of period	$154	$3,686	$154

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Unaudited Interim Financial Statements

     The accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results reported for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2006. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006.

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

   Recent Accounting Pronouncements

     In July 2006 the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning with the first annual period after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.

2. Share-Based Compensation

     We adopted the provisions of FASB Statement No. 123(R), (“FAS 123(R)”), “Share-Based Payment,” effective January 1, 2006, using the modified prospective transition method, and thereby recognize the compensation cost for all share-based awards to employees in the financial statements based on their grant-date fair value. Share-based compensation expense is recognized over the period during which the employee is required to perform service in exchange for the award, which generally represents the scheduled vesting period. We have no awards with market or performance conditions. Estimated compensation expense for awards outstanding at January 1, 2006, but not yet vested as of the date we adopted FAS 123(R), is being recognized over the remaining service period using the compensation cost calculated based on the same estimate of grant-date fair value previously reported for pro forma disclosure purposes under FAS 123.

     As of January 1, 2006, Avigen had three share-based compensation plans available for employee, nonemployee director, and consultant grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders and had a ten-year duration which terminated on March 29, 2006. As of September 30, 2006, we had an aggregate of 2,196,766 shares of our common stock reserved for issuance under these plans subject to outstanding awards and there was no longer any shares reserved under these plans for future grants. In general, the outstanding options under these plans were granted at fair market value on the date of grant with a term of 10 years. Grants under the 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments.

     The third plan was the 2000 Equity Incentive Plan (“2000 Plan”), which was adopted by Avigen’s Board of Directors in June 2000 and amended and restated as the 2006 Incentive Stock Option Plan (“2006 Plan”) in February 2006. The 2006 Plan was approved by stockholders on May 31, 2006, and currently represents the only outstanding stock option plan with shares available for future grant. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan, but enables Avigen to grant incentive stock options to its employees, which enhance the after tax value of these options to the recipients, use a greater array of stock awards than was previously available under the 2000 Plan, and removed the forty percent limitation on the number of shares that could be granted to directors and officers under the 2000 Plan. As of September 30, 2006, we had (1) an aggregate of 1,849,377 shares of our common stock reserved for issuance under the 2006 Plan that are subject to options outstanding prior to May 31, 2006, and are therefore subject to the terms of the 2000 Plan; and (2) an aggregate of 47,000 shares of our common stock reserved for issuance under the 2006 Plan subject to outstanding options granted since May 31, 2006, and are therefore subject to the terms of the 2006 Plan, and 3,013,230 shares available for future grants of share-based awards under the 2006 Plan.

     In general, options have been granted under these plans at fair market value on the date of grant with a term of 10 years and become exercisable on a quarterly basis over a four-year vesting period.

     The amount of compensation expense recognized under FAS 123(R) during the three and nine months ended September 30, 2006 under all plans was comprised of the following (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Research and development	$(135)	$(391)
General and administrative	(214)	(730)
Share-based compensation expense before taxes	(349)	(1,121)
Related income tax benefits	-	-
Share-based compensation expense	$(349)	$(1,121)
Net share-based compensation expenses per basic and diluted common share	$(0.01)	$(0.05)

     Since we have cumulative operating losses as of September 30, 2006 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements. Additionally, no incremental tax benefits were recognized from stock options exercised during the three- and nine-month periods ended September 30, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Prior to our adoption of FAS 123(R) as of January 1, 2006, share-based compensation expense was not recognized in our Statements of Operations. As of September 30, 2006, there was approximately $3.1 million of total unrecognized compensation expense related to non-vested, share-based compensation arrangements granted under the 1996 Plan, Directors’ Plan, and 2006 Plan which is expected to be amortized over the next four years.

     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors. The following assumptions were used to determine share-based compensation expense for the three- and nine-month periods ended September 30, 2006:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Expected volatility	0.6212	0.5725 - 0.6334
Risk free interest rate	4.84%	4.79%
Expected life of options in years	4.5	3.5 - 4.5
Expected dividend yield	0%	0%

     A summary of the option activity under all of our plans during the nine-month period ended September 30, 2006 is presented below:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	exercise price	contractual	Intrinsic
	Shares	per share	term (in years)	Value
Outstanding at December 31, 2005	3,487,254	$10.87
Granted	1,292,500	$5.12
Exercised	(156,191)	$3.65
Forfeited or expired	(530,420)	$5.16
Outstanding at September 30, 2006	4,093,143	$10.07	6.31	$2,545,000

Exercisable at September 30, 2006	2,522,918	$13.55	4.70	$1,335,000

     The weighted average grant-date fair value of options granted during the nine-month periods ended September 30, 2006 and 2005 were $2.50 per share and $1.80 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, were approximately $330,000 and $1.4 million, respectively.

     A summary of the status of our nonvested stock options as of September 30, 2006 and the changes during the nine-month period then ended are presented below:

		Weighted
		average
		grant-date
	Number of	fair value
	Shares	per share
Nonvested at December 31, 2005	1,160,302	$3.77
Granted	1,292,500	$5.12
Vested or Cancelled	(882,577)	$4.46
Nonvested at September 30, 2006	1,570,225	$4.49

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

     The following table illustrates the pro forma effect on our net loss and loss per common share if we had applied the fair value recognition provisions of FAS 123 to our stock-based employee compensation for the periods ended September 30, 2005 (in thousands, except for per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss - as reported	$(6,764)	$(21,801)
Add: Stock-based employee compensation included in reported net loss	-	-
Less: Total stock-based employee compensation expense determined under the fair-value-based
method for all awards	(351)	(1,896)
Net loss – pro forma	$(7,115)	$(23,697)

Net loss per common share basic and diluted – as reported	$(0.32)	$(1.06)
Net loss per common share basic and diluted - pro forma	$(0.34)	$(1.15)

     For purposes of disclosure pursuant to FAS 123, the estimated fair value of our employee stock options is amortized to expense on a straight-line basis over the vesting period of the options, generally over four years. The assumptions used to determine the pro forma expenses under the Black-Scholes option valuation model for the three and nine months ended September 30, 2005 were based upon the following:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005
Expected volatility	0.6551	0.6784
Risk free interest rate	4.04%	3.93%
Expected life of options in years	4.5	4.5
Expected dividend yield	0%	0%

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

   Restricted Investments

     At September 30, 2006, $8.0 million and $2.4 million were classified as restricted investments in current and long term assets, respectively. At December 31, 2005, $10.4 million was classified as long term restricted investments. The sum of our long term and current restricted investments at the end of each period represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain liabilities at the end of each period. The change in classification of $8.0 million of long term restricted investments to current assets at June 30, 2006 represents the scheduled repayment of the outstanding borrowings of our loan payable in June 2007, which is less than one year from the date of these financial statements.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of September 30, 2006 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$154	$-	$-	$154
Corporate debt securities	27,985	21	(89)	27,917
Federal agency obligations	21,636	18	(108)	21,546
Asset-backed and other securities	24,763	15	(28)	24,750
Auction rate certificates	-	-	-	-
Treasury obligations	750	-	(7)	743
Total	$75,288	$54	$(232)	$75,110
Amounts reported as:
Cash and cash equivalents	154	-	-	154
Restricted Investments	10,428	-	-	10,428
Available for sale securities	$64,706	$54	$(232)	$64,528
Total	$75,288	$54	$(232)	$75,110

     The weighted average maturity of our investment portfolio at September 30, 2006 was 324 days, with $47.1 million carrying an effective maturity of less than twelve months, and $28.0 million carrying an effective maturity between one and three years.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2005 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$11,510	$-	$-	$11,510
Corporate debt securities	21,415	-	(197)	21,218
Federal agency obligations	26,013	-	(306)	25,707
Asset-backed and other securities	9,882	5	(24)	9,863
Treasury obligations	2,108	-	(18)	2,090
Total	$70,928	$5	$(545)	$70,388
Amounts reported as:
Cash and cash equivalents	$11,510	$-	$-	$11,510
Restricted Investments	10,428	-	-	10,428
Available for sale securities	48,990	5	(545)	48,450
Total	$70,928	$5	$(545)	$70,388

     The weighted average maturity of our investment portfolio at December 31, 2005 was 291 days, with $37.7 million carrying an effective maturity of less than twelve months, and $32.7 million carrying an effective maturity between one and three years.

     Net realized losses were approximately $6,000 and $20,000 for the nine months ended September 30, 2006 and 2005, respectively.

     At September 30, 2006 and December 31, 2005, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

September 30, 2006	Less Than 12 Months		12 Months or Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Corporate debt securities	$(76)	$12,410	$(13)	$6,605
Federal agency obligations	(108)	13,027	-	-
Asset-backed and other securities	(28)	9,496	-	1,487
Treasury obligations	(7)	743	-	-
Total	$(219)	$35,676	$(13)	$8,092

December 31, 2005	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Corporate debt securities	$(108)	$11,246	$(88)	$8,883
Federal agency obligations	(101)	12,789	(205)	12,918
Asset-backed and other securities	(4)	996	(20)	5,385
Treasury obligations	(8)	1,201	(11)	889
Total	$(221)	$26,232	$(324)	$28,075

     The gross unrealized losses reported above for periods ended September 30, 2006 and December 31, 2005 were caused by rises in market interest rates during those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

4. Impairment Loss related to Long-Lived Assets

     During the nine months ended September 30, 2005, we evaluated the ongoing value of the leasehold improvements and equipment associated with approximately 40,000 square feet of manufacturing, laboratory, and office space we have under lease through May 2008 and approximately 11,000 square feet of manufacturing, laboratory, and office space we have under lease through November 2010, respectively. We determined to initiate these evaluations as a result of actions we had taken to discontinue funding of our AAV-based programs in order to focus our development efforts and financial resources on our small molecule product candidates.

     Based on these evaluations, we determined that our future operations would not require the full capacity of these leased facilities and that long-lived assets with a net carrying value of $6.1 million, of which $1.6 million was recorded during the three months ended September 30, 2005, were no longer recoverable and were, in fact, impaired. For the nine months ended September 30, 2005, we recorded an impairment loss related to long-lived assets in the facility and wrote down the related carrying value of the leasehold improvements, laboratory and office equipment and furniture to approximate their estimated fair values.

     Fair value was based on the expected incremental sublease cash flows we estimated we could receive in excess of our prorated existing operating lease obligations based on current market lease rental rates at the time for similar mixed use properties. Based on market conditions at September 30, 2005, including vacancy rates and the expected time needed to sublease the facilities, we did not expect to receive significant incremental rents related to the long-lived assets. The impairment charges primarily represent accelerated depreciation expense, which is a non-cash expense that was scheduled to be recognized over the next five years.

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

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(5,662)	$(6,764)	$(18,517)	$(21,801)
Net unrealized gain (loss) on available-for-sale securities	374	(55)	363	(67)
Comprehensive loss	$(5,288)	$(6,819)	$(18,154)	$(21,868)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Potential dilutive stock options outstanding	312,702	149,856	271,725	357,433
Outstanding securities excluded from the
potential dilutive common shares calculation (1)	2,693,859	3,868,017	2,688,256	3,857,243

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

     During the nine-month period ended September 30, 2006, we received $569,000 in cash proceeds related to the exercise of stock options for 156,191 shares of common stock.

     As of September 30, 2006, we had one warrant outstanding for 15,000 shares of our common stock with an exercise price equal to $6.50. The warrant was issued in March 2004 as partial consideration for the acquisition of certain intellectual property rights used in our research and development activities and has a ten-year term.

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

     In June 2006, we announced that we had received approval to initiate a Phase IIa exploratory therapeutic clinical trial with AV411 (ibudilast) at the Royal Adelaide Hospital in Adelaide, Australia to assess safety, tolerability and preliminary indication of efficacy in neuropathic pain patients. The Phase IIa trial is a placebo-controlled, double-blinded study primarily in patients suffering from diabetic neuropathy. We began recruiting patients in the third quarter and intend to use our experience in this dose-escalating trial to improve the design of a larger U.S. clinical trial.

     In June 2006, we also announced that we had received approval from the U.S. Food and Drug Administration to commence an initial clinical trial of AV650. AV650 is a New Chemical Entity (NCE) in the U.S. In October 2006 we completed this initial clinical trial, which was a Phase I study to assess the safety and pharmacokinetic profile, as well as AV650's lack of sedation in normal volunteers.

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

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to complete clinical trials. We expect our source of revenue, if any, for the next several years to consist of payments under the Genzyme agreement, collaborative arrangements with third parties, government grants, and non-gene therapy-related license fees. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability. At September 30, 2006 we had an accumulated deficit of $189.8 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $75.1 million. We believe that our capital resources at September 30, 2006, will be adequate to fund our operating needs for approximately the next two to three years.

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

     In addition, when management commits to holding individual securities until maturity in order to avoid the recognition of an other-than-temporary impairment, those securities would no longer be classified as available-for-sale. In addition, such securities would be further evaluated to determine whether the security, based on the remaining duration until its scheduled maturity, should be identified as a current or long-term asset. As of September 30, 2006, management had not designated any individual securities as held-to-maturity for the purposes of avoiding an other-than-temporary impairment.

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

Results of Operations

     Revenue

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$-	$4	$103	$24
Percentage (decrease) increase over prior period	n/a		329%

     No revenues were reported for the three-month period ended September 30, 2006 compared to $4,000 for the three-month period ended September 30, 2005. The 2005 revenues represented license fees associated with intellectual property we have subsequently assigned to Genzyme Corporation.

     Revenues for the nine-month periods ended September 30, 2006 and 2005 were $103,000 and $24,000, respectively. The 2006 amount represented revenues from our participation with the University of Colorado on a grant that was funded by the National Institutes of Health.

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

     The costs associated with the two primary functions of our research and development activities approximate the following (in thousands, except percentages):

	Three Months Ended		Percentage	Nine Months Ended		Percentage
						increase
			increase			(decrease)
	September 30,		over	September 30,		over
	2006	2005	prior year	2006	2005	prior year
Research and preclinical development	$2,847	$2,449	16%	$7,829	$7,236	8%
Clinical development	1,868	1,150	62%	3,437	3,669	(6%)
Total research and development expenses	$4,715	$3,599	31%	$11,266	$10,905	3%

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

   Research and preclinical development

	Three Months Ended		Percentage	Nine Months Ended		Percentage
			(decrease)			(decrease)
(In thousands, except			increase			increase
percentages)	September 30,		over	September 30,		over
	2006	2005	prior year	2006	2005	prior year
Personnel-related	$475	$1,168	(59%)	$1,424	$3,032	(53%)
Share-based compensation	110	-	na	252	-	na
External research and
development	1,245	339	267%	2,935	715	310%
Depreciation	269	177	52%	815	1,124	(28%)
Other expenses including
facilities overhead	748	765	(2%)	2,403	2,365	2%
Total research and preclinical
development expenses	$2,847	$2,449	16%	$7,829	$7,236	8%

     The increase in our research and preclinical development expenses for the three- and nine-month periods ended September 30, 2006, compared to the same periods in 2005, of $398,000 and $593,000, respectively, were primarily due to changes in costs for the following:

  higher expenditures for external research and development services from third-party service providers of $906,000 and $2.2 million, respectively, primarily related to an increase in external preclinical animal studies and scientific consulting work to support the progress of our lead drug candidates, AV411 and AV650, as both programs transition into clinical stage, and the recognition of approximately $110,000 and $252,000, respectively, in non-cash expense for stock-based compensation in compliance with FAS 123(R) adopted January 1, 2006,

          partially offset by,

  lower personnel-related expenses of $693,000 and $1.6 million, respectively, reflecting a significantly lower average staff level as a result of a staff reduction in August 2005, partially offset by higher average salaries in 2006.

In addition, our research and preclinical development expenses for the nine-month period ended September 30, 2006 reflected approximately $310,000 in lower depreciation charges primarily as a result of the impairment charges for leasehold improvements and equipment that were recognized in 2005.

   Clinical development

	Three Months Ended		Percentage	Nine Months Ended		Percentage
			(decrease)			(decrease)
(In thousands, except			increase			increase
percentages)	September 30,		over	September 30,		over
	2006	2005	prior year	2006	2005	prior year
Personnel-related	$318	$332	(4%)	$1,017	$1,155	(12%)
Share-based compensation	25	-	na	139	-	na
External clinical development	1,410	335	321%	1,967	584	237%
Depreciation	-	132	(100%)	-	805	(100%)
Other expenses including
facilities overhead	115	351	(67%)	314	1,125	(72%)
Total clinical development
expenses	$1,868	$1,150	62%	$3,437	$3,669	(6%)

     The $718,000 increase in our total clinical development expenses for the three-month period ended September 30, 2006, compared to the same period in 2005, was primarily due to changes in costs for the following:

  higher expenditures for external clinical development services from third-party suppliers of $1.1 million, associated with the preparation and initiation of clinical trials for AV650 and AV411 in the third quarter of 2006 compared to the level of services incurred in connection with our gene therapy trials in the same period last year, and the recognition of approximately $25,000 in non-cash expense for stock option compensation in compliance with FAS 123(R) adopted January 1, 2006,

          partially offset by,

  lower other expenses of $236,000 including facilities overhead, primarily reflecting a decrease in the amount of square footage of the facilities used to support our clinical development and manufacturing activities which have primarily been subleased, and no depreciation charges in 2006, compared to depreciation charges of $132,000 in the same period in 2005, primarily as a result of the impairment charges for leasehold improvements and equipment that were associated with our manufacturing facilities that were recognized in 2005 and subsequently subleased.

     The $232,000 decrease in our total clinical development expenses for the nine-month period ended September 30, 2006, compared to the same period in 2005, was primarily due to changes in costs for the following:

  lower other expenses of $811,000 including facilities overhead, primarily reflecting a decrease in the amount of square footage of the facilities used to support our clinical development and manufacturing activities which have primarily been subleased, no depreciation charges in 2006, compared to depreciation charges of $805,000 in the same period in 2005, primarily as a result of the impairment charges for leasehold improvements and equipment that were associated with our manufacturing facilities that were recognized in 2005 and subsequently subleased, and lower personnel-related expenses of $138,000 as a result of the resignation of our former Chief Medical Officer in April 2006, partially offset by higher average salaries in 2006,

          partially offset by,

  higher expenditures for external clinical development services from third-party suppliers of $1.4 million, associated with the preparation and initiation of clinical trials for AV650 and AV411 during the nine months ended Septermber 30, 2006 compared to the level of services incurred in connection with our gene therapy trials in the same period last year, and the recognition of approximately $139,000 in non-cash expense for stock option compensation in compliance with FAS 123(R) adopted January 1, 2006.

     Total research and development expenses for the three and nine months ended September 30, 2006 were within management’s expectations. If we are successful in our efforts to develop our product candidates, including the costs of supporting multiple clinical trials in the last quarter of 2006 and full year 2007, our total research and development spending in future periods will likely rise.

   General and Administrative Expenses

	Three Months Ended		Percentage	Nine Months Ended		Percentage
			increase			increase
(In thousands, except			(decrease)			(decrease)
percentages)	September 30,		over	September 30,		over
	2006	2005	prior year	2006	2005	prior year
Personnel-related	$713	$908	(21%)	$2,388	$2,606	(8%)
Share-based compensation	214	-	na	730	-	na
Severance	-	-	-	288	-	100%
Legal and professional fees	176	244	(28%)	774	987	(22%)
Facilities, depreciation and other
allocated expenses	754	711	6%	2,463	2,162	14%
Total general and administrative
expenses	$1,857	$1,863	-	$6,643	$5,755	15%

     The $6,000 decrease in our total general and administrative expenses for the three months period ended September 30, 2006, compared to the same period in 2005, was primarily due to changes in costs for the following:

  lower personnel-related expenses of $195,000, reflecting a lower average staff level, partially offset by higher average salaries in 2006, and lower legal and professional fees of $68,000, primarily associated with patent filings and business contracts,

          partially offset by,

  the recognition of approximately $214,000 in non-cash expense for stock option compensation in compliance with FAS 123(R) adopted January 1, 2006, and higher facilities, depreciation and other allocated expenses of $43,000, primarily representing higher costs associated with board member compensation and recruitment of new members and other administrative costs.

The $888,000 increase in our total general and administrative expenses for the nine months ended September 30, 2006, compared to the same period in 2005, was primarily due to changes in costs for the following:

  the recognition of approximately $622,000 in non-cash expense for stock option compensation in compliance with FAS 123(R) adopted January 1, 2006, and $108,000 in non-cash expense in connection with the severance-related modification of previously issued stock options, the recognition of approximately $288,000 in severance expenses in connection with the resignation of our former CFO, and higher facilities, depreciation and other allocated expenses of $301,000, primarily representing higher costs associated with board member compensation and recruitment of new members and other administrative costs, partially offset by,

  lower personnel-related expenses of $218,000, reflecting a lower average staff level, partially offset by higher average salaries in 2006, and lower legal and professional fees of $213,000, primarily associated with patent filings business contracts.

     We expect our current level of general and administrative expenses to continue over the next few quarters. However, if we are successful in our efforts to develop our product candidates, we expect general and administrative spending levels may increase to connection with the changing needs of the company.

   Impairment Loss Related to Long-Lived Assets

	Three Months Ended		Nine Months Ended
(In thousands except percentages)	September 30,		September 30,
	2006	2005	2006	2005
Impairment loss related to long-lived assets	$-	$1,640	$-	$6,130

     In connection with the organizational and structural changes initiated last year, as of September 30, 2005, we determined that our future operations would not require the full capacity of our leased facilities, and we began to pursue potential cost savings through a sublease. However, based on the current market conditions at the time, we did not expect sublease rates to allow us to recover fully the costs of our investment in leasehold improvements to the building. As a result, we recorded an impairment charge of $6.1 million during the nine months and $1.6 million during the three months ended September 30, 2005, respectively, to reduce the carrying value of certain leasehold improvements and equipment to zero. This amount did not impact our cash flows and represented an acceleration of depreciation charges that would have been recognized over the remainder of the assets’ lives. We did not recognize any impairments to our long-lived assets in 2006.

   In-license Fees

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30,		September 30,
	2006	2005	2006	2005
In-license fees	$-	$-	$3,000	$-

     In January 2006, we entered into a license agreement and paid Sanochemia an initial fee of $3.0 million as consideration for an exclusive license to develop and commercialize proprietary formulations of the neuroactive compound in AV650 in North America. We did not enter into any in-license agreements in 2005.

   Interest Income

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30,		September 30,
	2006	2005	2006	2005
Interest income	$878	$430	$2,169	$1,223
Percentage change over prior period	104%		77%

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The increase in interest income for the three- and nine-month periods ended September 30, 2006, as compared to the same periods in 2005 was due to increase in the average outstanding balance of our total portfolio, reflecting the $12 million received from Genzyme Corporation in December 2005 and the $21.2 million proceeds from the private placement completed in May 2006, as well as the rising average yield earned on our portfolio.

   Sublease Income

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30,		September 30,
	2006	2005	2006	2005
Sublease income	$141	$-	$424	$-

     As of December 2005, approximately 26,250 square feet of our aggregate facilities in two buildings was subleased to two separate corporate tenants not affiliated with Avigen. Remaining contractual, sublease income of $1.7 million will be recognized ratably over the remaining terms of the leases, which expire in May 2008 and November 2010.

Recently Issued Accounting Standards

     In July 2006 the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning with the first annual period after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.

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

     At September 30, 2006, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $75.1 million, compared to approximately $70.4 million at December 31, 2005. At September 30, 2006 and December 31, 2005, $10.4 million of restricted assets were pledged to secure certain current and long-term liabilities. At September 30, 2006 and December 31, 2005, the portion of our investment portfolio pledged as collateral, which we refer to as restricted investments, includes $10.0 million for our line of credit and approximately $428,000 for letters of credit which serve as security deposits on a building leases. The classification of $8.0 million of these restricted investments as current at September 30, 2006, represents the scheduled repayment of outstanding borrowings of our loan payable in June 2007, or less than one year from the date of these financial statements. As the remaining liabilities are represent deposits that are associated with our building leases which are not scheduled to expire in less than twelve months, the remaining restricted investments are classified as long-tem. Our restricted investments would not be considered a current source of additional liquidity.

     As of September 30, 2006, our commitments under leases and other obligations, net of scheduled cost recoveries under sublease agreements, were not materially different from that reported as of December 31, 2005. As of December 31, 2005, we had net commitments under leases and other obligations totaling approximately $16.7 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 16, 2006.

     Operating Activities. Net cash used in operating activities was $15.6 million during the nine months ended September 30, 2006, which includes the payment of $3.0 million to Sanochemia in connection with our in-license agreement for AV650. The remainder of the cash used in operating activities was primarily used to support our internal research and development activities, as well as preclinical studies and clinical trials performed by third parties. The level of cash used in operating activities during this quarter was in line with management’s expectations.

     Investing and Financing Activities. Net cash used in investing and provided by financing activities during the nine months ended September 30, 2006 was $15.7 million and $19.9 million, respectively. The cash used in investing activities consisted primarily of purchases of available-for-sale securities, net of sales and maturities, offset to a small degree by $142,000 proceeds from our sale of laboratory and office equipment and furniture. The cash provided by financing activities consisted of proceeds from the private placement of out common stock to institutional investors in May 2006, as well as proceeds from the exercise of stock options during the period.

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our proposed products. We believe that with the reductions in our staff over the past two years and the consolidation of our operations and sublease of portions of our facilities, and the proceeds of the private placement in May 2006, our financial resources at September 30, 2006 will be adequate to fund our projected operating needs for approximately two to three years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

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

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of September 30, 2006, we had an accumulated deficit of $189.8 million. Developing new compounds will require significant additional research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire and complete development of proposed products, and to obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

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

We may need to secure additional financing to acquire and complete the development and commercialization of our potential products

     At September 30, 2006 we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $75.1 million. We anticipate that our existing capital resources as of September 30, 2006 will be adequate to fund our needs for approximately two to three years. However, beyond that, or earlier if we are successful in pursuing additional indications for compounds in our portfolio or acquiring additional product candidates, we may require additional funding to complete the research and development activities currently contemplated, to acquire new products, and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, have not changed significantly. We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their September 30, 2006 levels, we estimate that the fair value of our securities portfolio would decline by approximately $634,000 compared to our estimated exposure of $533,000 at December 31, 2005, primarily due to the increase in size of our overall portfolio.

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of September 30, 2006. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

          Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     As of November 1, 2006, we were not involved in any legal proceedings.

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

     The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006, have not substantively changed, except for the following risk factors, which have been restated as set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Business” of this Quarterly Report on Form 10-Q:

1.	We have updated the risk factors “We expect to continue to operate at a loss and we may never achieve profitability” and “We may need to secure additional financing to acquire and complete the development and commercialization of our potential products” to reflect our September 30, 2006 financial results; and

2.	We have updated the risk factor “We may need to secure additional financing to acquire and complete the development and commercialization of our potential products” to reflect our assessment that our existing capital resources as of September 30, 2006 will be adequate to fund our needs for approximately two to three years.

3.	We have removed the risk factor “Changes in board and management composition could adversely disrupt our operations” to reflect our assessment that we have not experienced difficulties in integrating new members of our board and management team into new roles with respect to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits

     The following exhibits are included herein:

Exhibit Number		Exhibits
2	.1 (2)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen

3	.1(1)	Amended and Restated Certificate of Incorporation

3	.1.1(3)	Certificate of Amendment to Certificate of Incorporation

3	.2(1)	Restated Bylaws of the Registrant

4	.1(1)	Specimen Common Stock Certificate

10	.12(4)	2006 Incentive Stock Option Plan

31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32	.1 (5)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272).

(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(4)	Incorporated by reference from such document filed with the SEC as Appendix A to Avigen’s Proxy Statement as filed with the SEC on April 20, 2006 (Commission File No. 000-28272).

(5)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIGEN, INC.

Date: November 1, 2006	By:	/s/ KENNETH G. CHAHINE
Kenneth G. Chahine
Chief Executive Officer and President

Date: November 1, 2006	By:	/s/ ANDREW A. SAUTER
Andrew A. Sauter
Vice President, Finance

EXHIBIT INDEX
Exhibit Number		Exhibits
2	.1 (2)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen

3	.1(1)	Amended and Restated Certificate of Incorporation

3	.1.1(3)	Certificate of Amendment to Certificate of Incorporation

3	.2(1)	Restated Bylaws of the Registrant

4	.1(1)	Specimen Common Stock Certificate

10	.12(4)	2006 Incentive Stock Option Plan

31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32	.1 (5)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272).

(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(4)	Incorporated by reference from such document filed with the SEC as Appendix A to Avigen’s Proxy Statement as filed with the SEC on April 20, 2006 (Commission File No. 000-28272).

(5)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.