Form 10-K
period 2006-12-31
AVIGEN INC \DE
filed 2007-03-16
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
_______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(510) 748-7150
(Registrant’s telephone number,
including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The Nasdaq Stock Market, Inc.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $128,700,000 based upon the closing sale price of the registrant’s Common Stock as reported on the NASDAQ National Market on such date. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares held by all other stockholders have not been excluded, as no other stockholder holds a percentage of the registrant’s outstanding Common Stock that the registrant believes is necessary to exercise control over the registrant, nor has any other stockholder otherwise exhibited any ability to exercise control over the registrant.

     The number of outstanding shares of the registrant’s Common Stock as of March 1, 2007, was 25,116,131 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

  the potential of our product development programs, including AV650 for neuromuscular spasm and spasticity, AV411 for neuropathic pain and other indications, and AV513 for the treatment of multiple bleeding disorders, including hemophilia;

  our expectations with respect to the clinical development of our product candidates, our clinical trials and the regulatory approval process, including the potential acceleration of clinical development in the U.S. of our two lead product development programs that are based on compounds with prior experience in human clinical trials outside the U.S.;

  our intention to submit Investigational New Drug filings (INDs) to the FDA regarding AV411;

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

  our expectations regarding expense savings and cash burn rate resulting from the 2005 reduction in our staff level, consolidation of operations, and the sublease of portions of our facilities; and

  our expectations regarding our capital requirements, how long our current financial resources will last, and our needs for additional financing.

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

     Our goal is to retain rights to commercialize our products in North America and therefore we expect, when appropriate, to build a sales and marketing infrastructure. We intend to seek to out-license rights to develop and market our products outside the United States. We also intend to continue to look for opportunities to expand our pipeline of compounds through a combination of internal research, acquisitions, and in-licensing as appropriate. Avigen, Inc. is a Delaware corporation that was incorporated on October 22, 1992 and is based in the San Francisco Bay Area.

     In building our pipeline, we have focused on selecting compounds we believe have the potential to strongly differentiate themselves from existing therapies and address needs currently unmet by, or with an improved risk-benefit profile when compared to, alternative available treatments. In particular, we believe our drug candidates are unique in the solutions they may offer patients in the indications being pursued and have the potential to minimize side-effects, such as sedation, that might otherwise interfere with the resumption of a patient’s normal living activities. Moreover, our two leading programs, AV650 and AV411, are commercially approved pharmaceuticals outside the United States. We believe this significant human experience in markets outside the U.S. may help accelerate our clinical development and approval for these products in North America.

     In January 2006, we acquired exclusive license rights to develop and commercialize proprietary formulations of the compound tolperisone, which we have named AV650, for the North American market. These rights include relevant patent filings, as well as clinical data held by SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, or Sanochemia relating to AV650. Sanochemia has also agreed to supply AV650 to us exclusively for the North American market. Under the terms of the agreement, we made an upfront payment of $3.0 million and are required to make additional payments to Sanochemia based on the parties’ achievement of clinical and regulatory product development milestones and sales of AV650.

     Prior to 2003, Avigen focused exclusively on building a product development portfolio of DNA-based drug delivery technologies, based primarily on adeno-associated virus, or AAV vectors we developed. Our efforts included significant investment in early stage research in the field of gene therapy, which led to our filing of three separate INDs and our initiation of three corresponding phase I or phase I/II clinical trials. In 2003, we began to pursue the development of non-gene therapy products to diversify our portfolio, which is now our focus. In December 2005, we entered into an agreement with Genzyme Corporation, whereby we assigned to Genzyme our rights to certain AAV-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, AAV-related contracts, and the use of previously manufactured clinical-grade vector materials. Under the terms of the agreement, we received a $12.0 million payment and could receive additional development milestones, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us. In addition, if Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the agreement, certain of the rights we assigned could revert back to Avigen at a future date.

      We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception primarily through public offerings and private placements of our equity securities.

Products in Development

AV650 — Neuromuscular spasm and spasticity

     We are developing AV650 in the North American market for the treatment of disabling neuromuscular spacticity and spasm under a license and supply agreement with SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG. AV650 is an orally administered centrally acting small molecule that is currently marketed by others for the treatment of neuromuscular spasm and spasticity in Europe and Asia. Because of AV650’s established record of successful use and safety in many international markets, Avigen is seeking to bring this product to the U.S. market to provide a fast-acting muscle relaxant with no evidence of sedation or alcohol interaction.

     In May 2006, we filed an Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration, or FDA, and in June 2006, we announced that we had received approval from the FDA to commence an initial clinical trial of AV650. AV650 is a New Chemical Entity in the U.S.

     In October 2006 we completed this initial clinical trial, which was a Phase I study to assess the safety and pharmacokinetic profile of the compound, as well as AV650’s lack of sedation in normal volunteers. The Phase I study enrolled 30 healthy adult subjects that received ascending doses under a double blind, placebo-controlled format. No dose-limiting or dose-related increases in adverse events were reported. In addition, the study included an assessment of sedation using clinically validated measures that test cognitive function, including reaction times, visual discrimination, short-term memory, and attention, as well as other tests that measure a subject’s subjective assessment of sedation. The initial findings of this study indicated no significant difference from placebo.

     In March 2007, we announced that we had received approval to initiate a Phase II clinical trial in the U.S. to assess the safety, tolerability, and initial efficacy of AV650 in spinal cord injury patients suffering from spasticity. This study will also assess the lack of sedation experienced by subjects in the trial at doses up to the levels approved in Europe.

     Under the terms of our license agreement, we acquired the North American rights to Sanochemia’s relevant patent filings, as well as their clinical data relating to AV650. Sanochemia has also agreed to supply AV650 to us exclusively for the North American market.

AV411 — Neuropathic pain and other neurological disorders

     AV411 is being developed as a first-in-class oral therapy for the treatment of neuropathic pain and is based on an approved drug, ibudilast, that is currently marketed by others in Japan for a non-pain-related illness. AV411 is a New Chemical Entity in the U.S. and Europe. AV411 is part of our program to investigate glial attenuation as a novel approach to the treatment of neuropathic pain. Glial attenuation results from blocking or reversing the activation of specialized cells in the nervous system known as “glial cells”, which have been shown in preclinical models to release of neurotransmitters that relay pain information to the spinal cord, as well as other substances that increase the excitability of pain-responsive nerve cells. Recent research has demonstrated that blocking the activation of glial cells can reverse neuropathic pain. Based on our research, we have filed for patents protecting the use of AV411 in multiple clinical indications, as well as for patents on analogs of AV411 which we believe have the potential to be effective second generation molecules.

     In June 2006, we announced that we had received approval to initiate a Phase IIa exploratory therapeutic clinical trial with AV411 at the Royal Adelaide Hospital in Adelaide, Australia to assess safety, tolerability and preliminary indication of efficacy in neuropathic pain patients. The Phase IIa trial is a placebo-controlled, double-blinded study primarily in patients suffering from diabetic neuropathy, a disease affecting the nervous system caused by diabeties. We began recruiting patients in the third quarter and intend to use our experience in this dose-escalating trial to improve the design of a larger U.S. clinical trial.

     In February 2007, we announced that we had completed a safety and tolerability study, also with the Royal Adelaide Hospital. The trial was conducted with dose levels of AV411 above the prescribed dosage levels used in Asia for other indications and will be used by us to guide the development of AV411 for neuropathic pain. The study enrolled 18 healthy adult volunteers under a double blind, placebo-controlled format. In the study, two subjects ceased study medications as a result of nausea and vomiting; however, no dose-limiting or dose-related increases in adverse events were reported.

     Other indications: chemotherapeutic-induced neuropathy and morphine withdrawl. In connection with our development program, we have studied AV411 in multiple preclinical pain models and have observed promising efficacy for chemotherapeutic-induced neuropathy, a disease affecting the nervous system, as well as the potential for AV411 to counteract certain effects from morphine and other opioids with regard to symptoms of tolerance and withdrawl. Tolerance refers to the need of a patient to require ever-increasing doses to achieve relief from pain. Withdrawal refers to the serious effects of ending opioid therapy due to the addictive properties of the drug.

     Our research in animal models suggests that AV411 may allow oncologists to exceed current treatment limits of chemotherapy that often result due to the development of painful sensitivities by their patients. Additionally, other research in animal models suggest that AV411 may help neutralize the effects of opioids by blocking the activation of certain kinds of glial cells in the spinal cord that could extend the use of opioids by physicians to effectively provide relief from pain and help a patient’s healing process.

AV513 — Bleeding disorders, including hemophilia

     AV513 is being developed as an oral therapy for the treatment of bleeding disorders. AV513 is a botanical drug based on a carbohydrate molecule which is extracted from sea algae and has a good human safety profile as documented by others in human clinical trials with no reports of adverse events. While outside our strategic focus on neurological and neuromuscular disorders, AV513 leverages our extensive experience with hemophilia. Based on our research, we believe that AV513 has the potential to become the first non-gene therapy and non-Factor approach to treating hemophilia A and B, and other bleeding disorders such as Factor VII deficiency and severe von Willebrand’s disease. Conventional approved treatments involve frequent intravenous administration of recombinant clotting factor.

     In January 2006, data from our research on AV513 were published in “Thrombosis and Haemostasis” and highlighted by an editorial in the same journal. This data demonstrated that AV513 was safe and able to significantly shorten the bleeding times in a well-studied naturally occurring animal model of severe hemophilia A.

Gene Therapy Product Development Interests

     In connection with our agreement with Genzyme Corporation, we do not have any advisory or operational obligations to support the on-going development of gene therapy products. However, under the terms of the agreement, we retain an opportunity to receive additional revenues in connection with the potential successful development by Genzyme of gene therapy products based on technologies we originally developed. The additional revenues could be from milestone payments, sublicense fees and/or royalties. The potential for us to realize additional revenues under this agreement could extend through approximately 2020, depending on when the last of the patents issued on that issue and are subject to the agreement expires If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the agreement, certain rights assigned to Genzyme under the agreement could revert back to Avigen at a future date.

Research Programs

Neuropathic Pain

     We maintain a small ongoing preclinical research effort to identify additional opportunities to expand our product development pipeline. Our efforts primarily focus on additional treatments for neuropathic pain and include, through external contract laboratories, a medicinal chemistry optimization effort focused on identification of New Chemical Entities with glia-attenuating characteristics similar to those of AV411, but with improved physicochemical properties. We are also pharmacologically testing additional therapeutic indications for AV411.

     We continue to investigate, through our collaborators, potential products based on the potent anti-inflammatory cytokine interleukin-10, or IL-10, and related molecules. This research, which is also based on glial cell activation, includes our work with AV333. AV333 is a plasmid, or DNA sequence, that drives the production of IL-10 within the spinal cord to reverse, we believe, the neuropathic pain resulting from glial activation. AV333 is delivered by an injection into the spinal cord similar to the routine procedure used to deliver spinal analgesics. Standardized animal models have shown that AV333 is well-tolerated and dramatically reverses neuropathic pain symptoms for up to ninety days from a single course of treatment. This information was presented at the 8th International Conference on Mechanisms and Treatment of Neuropathic Pain in 2005.

   Research and Development Expenses

     We incurred research and development expenses of approximately $15.2 million, $13.8 million, and $19.3 million in 2006, 2005, and 2004, respectively. During these years, we did not receive any reimbursements from governmental or other research grants or any other third parties to offset our expenses. As of December 31, 2006, we were party to one collaborative agreement with the University of Colorado, under which we received partial reimbursement for certain research and development expenses under a grant by the National Institutes of Health. We do not expect future reimbursements under this agreement to have a material impact on our financial statements.

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

     In our AAV transaction with Genzyme Corporation, we sought a company that we believed had the resources and commitment to continue the development of products using AAV-based technologies. Through this transaction, we retained the potential for future financial participation in the success of AAV products through contingent development milestones and royalty and licensing fees. In addition, we delivered on management’s commitment to enable work based on AAV technologies we developed to continue for the benefit of patients suffering from Parkinson’s disease and hemophilia.

     As we continue to identify new development opportunities for compounds in our product candidate portfolio or acquire access to new product candidates, we intend to continue to evaluate opportunities to increase the potential success of these investments through strategic relationships. These may take the form of additional research and development or manufacturing and supply agreements. We may also seek to license out development and marketing rights to our existing products outside the U.S. If we acquire access to new products or identify new development opportunities for our compounds, including through strategic relationships, we may fund such transactions with the issuance of additional equity securities, which may further dilute our existing stockholders.

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

     Neuromuscular Spasm and Spasticity. Therapies for acute and chronic spasm and spasticity include:

  Skelaxin - metaxalone, by King Pharmaceuticals

  Flexeril – cyclobenzaprine by McNeil Consumer & Specialty Pharmaceuticals

  Zanaflex - tizanidine, by Acorda Therapeutics

  Lioresal - baclofen, by Novartis, and

  Soma - carisoprolol, by Wallace Laboratories.

     GW Pharmaceuticals has recently announced that they will be pursuing a spasticity indication for Sativex, their cannabinoid product marketed in Canada for pain associated with multiple sclerosis and in development in North America and Europe for pain and spasticity associated with multiple sclerosis and other diseases. We anticipate that our products will compete with all of these products. Controlled release formulations or other delivery or dosage forms of these products may be in development and generic versions of many of them are also available.

     Neuropathic Pain. Therapies for chronic pain range from over-the-counter compounds, such as aspirin, to opioids, such as morphine. We anticipate that our products will compete with other drugs that are currently prescribed by physicians, including anti-epileptics such as: Neurontin, also referred to as gabapentin by Pfizer, Lyrica, also referred to as pregabalin by Pfizer; and antidepressants, including Cymbalta, also referred to as duloxetine, by Eli Lilly & Co. We are aware of additional compounds for chronic neuropathic pain that are currently in development at numerous companies including Bayer, GlaxoSmithKline, Merck & Co., Inc., Novartis AG, Pfizer, Cognetix, Inc., GW Pharmaceuticals plc, Indevus Pharmaceuticals, Inc., Nastech Pharmaceutical Company Inc., Avanir Pharmaceuticals, and Pain Therapeutics, Inc.

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

Marketing and Sales

     We have retained rights to commercialize our current portfolio of products, except that we only have the right to commercialize AV650 in the North America markets, and expect to build marketing and sales capabilities using our own resources. However, we currently do not have a marketing or sales staff. If we are successful in achieving FDA approval of any of our product candidates, we will need to build a commercial capability. There is no assurance that we will be able to build our own commercial organization with our current resources.

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

     As of March 1, 2007, we owned, co-owned, or held licenses to 1 issued U.S. patent which expires in 2019 and 16 pending U.S. patent applications, as well as corresponding-pending non-U.S. patent applications. The patent applications are primarily related to our development portfolio of small molecule-based products and are currently directed to methods of treating various indications using AV411 and formulations of AV650 and AV513.

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

     The exclusive licenses that we feel are important to our future commercial interests in our development products are:

     Sanochemia. In January 2006, we entered into an agreement with Sanochemia for rights to develop and market AV650 in North America. We paid an initial license fee of $3 million and will make additional milestone and royalty payments based on the success of the parties’ development and commercialization of AV650. Additionally, we must pay to purchase the supply of AV650 formulations from Sanochemia. The license is exclusive for the duration of the patents and pending patent application, should they issue. Under the agreement, we must be diligent in our development of one and under certain circumstances up to two formulations of AV650 and Sanochemia must supply us exclusively with AV650 formulations for North America. We are reliant on this license to develop AV650.

     University of Colorado. In November, 2003, we entered into an agreement with the University of Colorado for rights to certain intellectual property related to the treatment of chronic pain with AV333. The license is exclusive for the duration of any issued patents embodying the licensed intellectual property, or until approximately 2023. Although our development of AV411 for neuropathic pain is not subject to the intellectual property underlying this agreement, we continue to explore the use of AV411 for additional indications in collaboration with the University of Colorado, and have expanded the scope of the agreement to incorporate additional intellectual property jointly developed by the two parties.

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

     In addition, if we pursue patent applications in foreign countries, their approval processes for patent applications may differ significantly from the processes in the U.S. The patent authorities in each country administer that country’s laws and regulations relating to patents independently of the laws and regulations of any other country and the patents must be sought and obtained separately. Therefore, issuance of a patent in one country does not necessarily indicate that it can be obtained in other countries. Our policy is to make a case-by-case determination as to whether to file a foreign application to correspond to each of our U.S. applications. Sometimes we decide not to do so. We make the decision with respect to each patent application on a country-by-country basis.

Gene Therapy-Related Patents

     In December 2005, we transferred the intellectual property rights, including in-licenses, for our AAV gene therapy-based products to Genzyme Corporation. Under the terms of the agreement, we assigned to Genzyme our rights to certain AAV-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, certain AAV-related contracts, and the use of previously manufactured clinical-grade vector materials. These intellectual property rights included 62 U.S. and international patents owned by us. However, if Genzyme fails to diligently pursue the commercialization and marketing of products using the assigned technology, as specified in the agreement, certain of the technology we assigned could revert back to Avigen at a future date, Under the terms of the agreement, Avigen received a $12 million payment and could receive significant future milestone, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us.

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

Employees

     As of March 1, 2007, Avigen had 33 full-time employees, including ten with Ph.D. degrees and two with M.D. degrees. Approximately 21 employees are involved in our research and development activities, including research, preclinical development, clinical and regulatory affairs, and quality assurance and quality control, and 12 employees are involved in general administration, finance, legal, and business development activities. We also rely on a number of temporary staff positions and third-party consultants to supplement our workforce. None of our employees are represented by a collective bargaining agreement nor have we ever experienced a work stoppage. We believe that our relationship with our employees is good.

Revenues

     Our revenues in 2006, 2005 and 2004 were $0.1 million, $12.0 million and $2.2 million, respectively. Revenue for 2006 represented income from our participation with the University of Colorado on a grant that was funded by the National Institutes of Health. Revenue for 2005 was primarily related to the payment received from Genzyme Corporation in connection with our transfer to them of certain AAV gene therapy assets. Revenue from 2004 was primarily related to the accelerated recognition of deferred revenue previously recorded in connection with a $2.5 million payment received from Bayer Corporation in 2003 under the terms of a collaboration agreement for the development of an AAV-based gene therapy product for hemophilia. The development of the product candidate was terminated during the year, which led to the accelerated recognition of the remaining deferred revenue at the time of termination. All of our revenues were from companies located in the United States, and all of our long-lived assets are located in the United States. See “Item 8. Financial Statements and Supplementary Data” for more information regarding our financial performance.

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

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability
     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of December 31, 2006, we had an accumulated deficit of $195.5 million. Developing new compounds will require significant additional research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire and complete development of proposed products, and to obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

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

We may need to secure additional financing to acquire and complete the development and commercialization of our products
     At December 31, 2006 we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $70.8 million. We anticipate that our existing capital resources as of December 31, 2006 will be adequate to fund our needs for approximately two to three years. However, beyond that, or earlier if we are successful in pursuing additional indications for compounds in our portfolio or acquiring additional product candidates, we may require additional funding to complete the research and development activities currently contemplated, to acquire new products, and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

We expect to depend on third parties to manufacture compounds for our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our business, financial condition and results of operations could be harmed
     We intend to use third parties to manufacture active pharmaceutical ingredients and supplies for our product candidates. For example, we rely entirely on Sanochemia to manufacture and supply to us AV650 for both clinical and commercial supply. We have entered into an exclusive arrangement with them for this. We have no experience in manufacturing small molecule compounds and do not have any manufacturing facilities. If we are unable to enter into supply and processing contracts with third party manufacturers or processors for our other product candidates, or even if we are able to enter into supply and processing contracts, if Sanochemia or such other manufacturers or processors are unable to or do not satisfy our requirements, or if disputes arise between us and our suppliers, we may experience a supply interruption and we may incur additional cost and delay in the clinical development or commercialization of our products. If we are required to find an additional or alternative source of supply, there may be additional cost and delay in the development or commercialization of our products. Furthermore, with AV650, under certain conditions specified in the contract Sanochemia is required to establish secondary sources. In this and any future exclusive supply contracts for our full requirements, we are or will be particularly reliant on our suppliers. Additionally, the FDA inspects all commercial manufacturing facilities before approving a New Drug Application for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass the FDA inspection, our clinical trials, the potential approval and eventual commercialization of our products may be delayed.

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

     In addition, we rely on consultants and advisors to assist us in formulating our research and development strategies. A majority of our scientific advisors are engaged by us on a consulting basis and are employed on a full-time basis by others. We have limited control over the activities of these scientific collaborators which often limit their availability to us. Failure of any of these persons to devote sufficient time and resources to our programs could delay our progress and harm our business. In addition, some of these collaborators may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.

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

Risks Related to Our Intellectual Property

Our success is partly dependent upon our ability to effectively protect our patents and proprietary rights, which we may not be able to do
     Our success will depend to a significant degree on our ability to obtain patents and licenses to patent rights, preserve trade secrets, and to operate without infringing on the proprietary rights of others. If we are not successful in these endeavors, our business will be substantially impaired.

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

     If patents can be obtained, we cannot assure you that any of these patents will provide us with any competitive advantage. Others may independently develop similar technologies or duplicate any technology developed by us, and patents may be invalidated or held unenforceable in litigation. For example, for at least one of our product candidates, the composition of matter patent on the active compound has expired. For that candidate, we intend to rely, if they issue, primarily on formulation and potentially use patent claims, combined with any available regulatory exclusivity, rather than more traditional composition-of-matter patent claims on the active ingredient itself. Formulation and use coverage may not be effective in preventing others from marketing the active compound in competition with us. As another example, in our AV411 program, the composition of matter patent on the active compound has expired. We have filed and own a patent application on its use for the indications for which we are developing. However, we cannot assure you that this patent application, even if it one day issues as a patent, will effectively prevent others from marketing the same drug for the indications currently claimed by our patent application.

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

We may not be able to patent certain formulations of our products in development and may need to rely on protections under the Hatch-Waxman Act to prevent generics from copying our product candidates
     Certain of our products in development are molecules that are in the public domain. While we are working to obtain patent protection for our formulations, manufacturing processes, and uses of these molecules, there is no guarantee that we will be able to do so. In cases where no patent protection can be obtained, limited regulatory exclusivity providing protection against generic competition can be obtained under the Hatch-Waxman Act if we are the first to obtain regulatory approval to market these compounds. There is no guarantee that we will be able to do so. Biotechnology or pharmaceutical companies with greater financial and personnel resources may be able to obtain regulatory approval to market one or more of these compounds prior to our obtaining such approval. Failure to obtain patent protection or regulatory exclusivity will adversely impact our ability to commercialize our products and realize a positive return on our investment.

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

If we do not fulfill our obligations under our in-license agreements, including our in-license for AV650, we may not be able to retain our rights under those agreements and may be forced to cease our activities with the affected product candidate or technology
     We have entered into license agreements with third parties for technologies related to our product development programs. Typically, we have obligations under these agreements to diligently pursue commercialization of products using the technologies licensed to us, among other obligations including payment, patent prosecution, information-sharing and licensing obligations. We have these kinds of obligations to Sanochemia under our AV650 agreement with them. If we fail to fulfill our obligations under these agreements and fail to obtain a waiver of any material failure to fulfill such obligations, the licensor may terminate these license agreements. Termination of any of our license agreements could harm our business and force us to cease our activities with the affected product candidate or technology.

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

Our stock price is volatile, and as a result investing in our common stock is very risky
     From January 1, 2005 to March 1, 2007, our stock price has fluctuated between a range of $2.63 and $7.44 per share. We believe that various factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

  technological innovations or regulatory approvals;

  results of clinical trials;

  new products by us or our competitors;

  developments or disputes concerning patents or proprietary rights;

  achievement or failure to achieve certain developmental milestones;

  public concern as to the safety of pharmaceutical products;

  health care or reimbursement policy changes by governments or insurance companies;

  developments of significant acquisitions or in relationships with corporate partners;

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

Item 2. Properties

     Our headquarters are located in a commercial neighborhood of Alameda, California, and consist of two leased buildings with an aggregate of 112,500 square feet. These buildings include facilities for laboratory research and development, manufacturing and office space. One building, which represents approximately 45,000 square feet, is under a 5-year lease that is scheduled to expire in May 2008 and contains an extension option for five years under the same terms and conditions as the original lease agreement. A second adjacent building, which represents approximately 67,500 square feet, is under a 10-year lease that is scheduled to expire in November 2010. The scheduled annual rental expense for 2007 under these leases is approximately $2.5 million. We currently sublease 15,250 square feet and 11,000 square feet, respectively, from the two buildings to two separate corporate tenants not affiliated with Avigen. These sublease agreements run concurrent with the duration of each our underlying lease term for the respective building. Under these sublease agreements, we are scheduled to receive annual sublease rental income in 2007 of approximately $0.6 million and reimbursement for a portion of the related facilities overhead costs which will be recorded as a reduction to our operating expenses. We believe that our remaining leased space not under sublease in these two buildings is adequate for our projected needs for the foreseeable future.

Item 3. Legal Proceedings

     As of March 1, 2007, we were not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     Our executive officers and their respective ages and positions as of March 14, 2007, are as follows:

Name	Age	Position
Kenneth G. Chahine, J.D., Ph.D.	42	President, Chief Executive Officer and Director
Michael D. Coffee	61	Chief Business Officer
Kirk Johnson, Ph.D.	47	Vice President, Research and Development
M. Christina Thomson, J.D.	36	Vice President, Corporate Counsel and Secretary
Andrew A. Sauter	40	Vice President, Finance

     All of our officers are elected annually by the Board of Directors. There is no family relationship between or among any of the officers or directors.

     Kenneth G. Chahine, J.D., Ph.D., was appointed President, Chief Executive Officer and director of Avigen in March 2004. Dr. Chahine had previously served as Avigen’s Chief Operating Officer since July 2002 and as Vice President, Business Development and Intellectual Property since 1998. Prior to joining Avigen, Dr. Chahine worked at the patent law firm of Madson & Metcalf, P.C. in Salt Lake City, Utah from 1994 to 1998. From 1992 to 1993, he worked as a research scientist at Parke-Davis Pharmaceuticals, a pharmaceutical company, and held another research scientist post at the University of Utah Department of Human Genetics from 1994 to 1996. Dr. Chahine served as western regional news and legal correspondent for Nature Biotechnology from 1996 to 2002. Dr. Chahine holds a J.D. from the University of Utah and a Ph.D. in biochemistry and molecular biology from the University of Michigan.

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

     Kirk Johnson, Ph.D., was appointed Vice President, Research and Development in December 2006. Dr. Johnson joined Avigen in January 2004 and was appointed Vice President, Preclinical Development in June 2004. Prior to joining Avigen, Dr. Johnson was Senior Director, Pharmacology & Preclinical Development and a member of the executive management team of Genesoft Pharmaceuticals from 2001 to 2004. From 1991 to 2001, Dr. Johnson was employed in both protein and small molecule therapeutic research and development at Chiron Corporation, a biopharmaceutical company, and eventually served as Director, Pharmacology and Preclinical Research. Dr. Johnson was involved in leading IND-enabling programs, supporting clinical development, and contributing to successful IND and NDA filings at Chiron and Genesoft. In addition to general pharmacology and other preclinical development responsibilities, he has lead research and clinical development projects for diverse indications including neuropathic pain, hemophilia, antibacterials, diabetes, obesity, acute inflammation and cardiovascular disease and has published more than 50 manuscripts and holds 4 U.S. patents. Dr. Johnson earned a B.S. in toxicology from U.C. Davis, and a Ph.D. in pharmacology and toxicology from the Medical College of Virginia. He completed postdoctoral fellowships studying the mechanism of action of IL-2 from 1986-1989 with Dr. Kendall Smith at Dartmouth College and from 1990-1991 with Dr. Marian Koshland at the University of California, Berkeley.

     M. Christina Thomson, J.D., joined Avigen in February 2000 and was appointed Vice President, Corporate Counsel in June 2004. She has also served as our Chief Compliance Officer since March 2004 and Corporate Secretary since January 2006. Ms. Thomson is a registered patent attorney, and has managed significant growth in Avigen’s patent portfolio over the last seven years. Ms. Thomson also oversees the company’s litigation and administrative patent proceedings, as well as contract administration. Prior to joining Avigen, Ms. Thomson worked as a patent attorney with the law firm Knobbe Martens Olson & Bear LLP in Newport Beach, California, as a patent agent with Madson & Metcalf, P.C. in Salt Lake City, Utah, and as a scientist for Myriad Genetic Laboratories. Ms. Thomson holds a J.D. from the University of Utah College of Law and an M.S. in biology from the University of Utah.

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

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock trades on the NASDAQ Global Market under the symbol “AVGN”. As of March 1, 2007, there were approximately 139 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

     We have never declared or paid any cash dividends and do not anticipate declaring or paying cash dividends in the foreseeable future.

     The following table sets forth the range of high and low sales prices for our common stock for the two most recent fiscal years.

Year ended December 31, 2005	High	Low
Quarter End 3/31/05	$3.30	$2.75
Quarter End 6/30/05	$3.54	$2.75
Quarter End 9/30/05	$3.74	$2.60
Quarter End 12/31/05	$3.54	$2.64

Year ended December 31, 2006	High	Low
Quarter End 3/31/06	$5.95	$2.97
Quarter End 6/30/06	$6.76	$4.80
Quarter End 9/30/06	$6.43	$4.76
Quarter End 12/31/06	$6.79	$4.95

     On March 1, 2007, the closing sales price of Avigen common stock was $6.80 per share.

Performance Graph (1)

     The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2001 for (a) Avigen’s common stock, (b) the NASDAQ Composite Index (Avigen previously used the Nasdaq National Market (U.S.), which has been discontinued), and (c) the RDG MicroCap Biotechnology Index. All values assume reinvestment of the full amount of all dividends paid by companies included in these indicies and are calculated as of December 31 of each year. We have selected the RDG MicroCap Biotechnology Index as the appropriate published industry index for this comparison. The RDG MicroCap Biotechnology Index comprises approximately 250 biotech companies with a market capitalization limit of $300 million. The stock price performance on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Avigen, Inc., The NASDAQ Composite Index
And The RDG MicroCap Biotechnology Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

(1)  The information set forth in this performance graph section shall not be deemed to be filed, or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

Item 6. Selected Financial Data

     The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and the financial statements and related notes included in Item 8 of this report.

						Period
						from
						October 22,
						1992
						(inception)
Statement of Operations Data:	Year Ended December 31,					through
(in thousands, except share and						December 31,
per share amounts)	2006	2005	2004	2003	2002	2006
Revenue	$103	$12,026(1)	$2,195	$463	$57	$15,574
Operating expenses:
Research and development	15,219	13,775	19,344	21,805	24,809	156,499
General and administrative	8,860	8,264	8,367	7,399	8,146	69,314
Impairment loss related to long-
lived assets	450	6,130	—	—	—	6,580
In-license fees	3,000	—	—	—	—	8,034
Total operating expenses	27,529	28,169	27,711	29,204	32,955	240,427
Loss from operations	(27,426)	(16,143)	(25,516)	(28,741)	(32,898)	(224,853)
Interest expense	(467)	(323)	(209)	(250)	(278)	(3,170)
Interest income	3,002	1,682	1,905	3,282	5,569	31,994
Sublease income	565	67	—	—	—	632
Other income (expense), net	70	21	(103)	(65)	(132)	(134)

Net loss	$(24,256)	$(14,696)	$(23,923)	$(25,774)	$(27,739)	$(195,531)
Basic and diluted net loss per
common share	$(1.03)	$(0.71)	$(1.17)	$(1.28)	$(1.38)
Shares used in basic and diluted
net loss per common share
calculation	23,509,378	20,624,229	20,362,155	20,149,214	20,080,998

Balance Sheet Data:	Year Ended December 31,
(in thousands)	2006	2005	2004	2003	2002
Cash, cash equivalents, available-for-sale
securities, and restricted investments	$70,768	$70,388	$76,218	$98,878	$119,224
Working capital	59,467	59,649	63,873	86,051	107,398
Total assets	75,017	76,264	90,507	116,595	140,686
Long-term obligations	1,570	9,282	9,064	10,592	8,852
Deficit accumulated during development stage	(195,531)	(171,275)	(156,579)	(132,656)	(106,882)
Stockholders’ equity	64,377	65,464	79,875	103,886	130,057
____________________

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for a description of our assignment of rights to Genzyme Corporation, resulting in the generation of $12.0 million of revenue.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Avigen’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein and in “Item 1A - Risk Factors.”

Overview

     Avigen is a biopharmaceutical company focused on developing and commercializing small molecule therapeutics and biologics to treat serious neurological and neuromuscular disorders. Our current lead product candidates primarily address spasticity and neuromuscular spasm and neuropathic pain. Our goal is to retain rights to commercialize our products in North America and therefore we expect, when appropriate, to build a sales and marketing infrastructure. We intend to seek to out-license rights to develop and market our products outside the United States. We also intend to continue to look for opportunities to expand our pipeline of compounds through a combination of internal research, acquisitions, and in-licensing as appropriate.

     In January 2006, we acquired exclusive license rights to develop and commercialize proprietary formulations of the compound tolperisone, which we have named AV650, for the North American market. These rights include relevant patent filings, as well as clinical data held by SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, or Sanochemia, relating to AV650. Under the terms of the agreement, we made an upfront payment of $3.0 million and are required to make additional payments to Sanochemia based on the parties’ achievement of clinical and regulatory product development milestones, and following regulatory approval, the sales of AV650.

     In May 2006, we completed a private placement of common stock with institutional investors for gross proceeds of $21.2 million. Under the terms of the transaction Avigen sold approximately 3.9 million shares of common stock at a purchase price of $5.37 per share. The transaction did not include any warrants or other enhancements.

     During the second half of 2006, we initiated multiple clinical trials in the U.S. and Australia for compounds within our development portfolio. This led to an increase in operating expenses during the period. Our product development plans include our intention to initiate additional clinical trials to establish efficacy as well as document additional pharmacological data that will be used to improve our design of larger future trials, as well as, if approved, to provide additional information that physicians and patients could utilize to optimize their treatment and care.

     Prior to 2003, Avigen focused exclusively on building a product development portfolio of DNA-based drug delivery technologies based primarily on adeno-associated virus, or AAV, vectors we developed. Our efforts included significant investment in early stage research in the field of gene therapy, which led to our filing of three separate INDs and our initiation of three corresponding phase I or phase I/II clinical trials. In 2003, we began to pursue the development of non-gene therapy products to diversify our portfolio, which is now our focus. In December 2005, we entered into an agreement with Genzyme Corporation, whereby we assigned to Genzyme our rights to certain AAV-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, AAV-related contracts, and the use of previously manufactured clinical-grade vector materials. Under the terms of the agreement, we received a $12.0 million payment and could receive additional development milestones, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us. In addition, if Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the agreement, certain of the rights we assigned could revert back to Avigen at a future date.

     From 2000 through 2004, we were party to a collaboration agreement with Bayer Corporation to develop a gene therapy product for hemophilia. In 2003, Bayer paid us $2.5 million to support our development of the product candidate. That payment was originally recorded as deferred revenue and was scheduled to be recognized ratably as revenue over the estimated five-year development period associated with the product. In May 2004, we suspended the related clinical trial and other development activities, and accelerated the recognition of the remaining portion of deferred revenue. We have terminated the collaboration agreement with Bayer and do not expect to receive any additional payments from Bayer associated with similar gene therapy activities.

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to complete clinical trials. We expect our source of revenue, if any, for the next several years to consist of payments under collaborative arrangements with third parties, government grants, and non-gene therapy-related license fees. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability. At December 31, 2006 we had an accumulated deficit of $195.5 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $70.8 million. We believe that our capital resources at December 31, 2006, will be adequate to fund our operating needs for approximately the next two to three years.

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

     We recognize non-refundable license or assignment fees, including development milestone payments associated with license or assignment agreements, for which we have no further significant performance obligations and no continuing involvement requirements related to product development, on the earlier of the dates on when the payments are received or when collection is assured. For example, in 2005, we received a $12.0 million payment under the terms of our agreement with Genzyme. We recognized the payment as revenue, since we concluded that as of December 31, 2005, we did not have any significant future performance obligations under the agreement.

     We recognize revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements ratably over the relevant periods specified in the agreements, generally the development phase. This development phase can be defined as a specified period of time, however, in certain cases, the collaborative agreement specifies a development phase that culminates with milestone objectives but does not have a fixed date and requires us to estimate the time period over which to recognize this revenue. Our estimated time periods are based on management’s estimate of the time required to achieve a particular development milestone considering the projected level of effort and current stage of development. If our estimate of the development-phase time period changes, the amount of revenue we recognize related to up-front payments for a given period will accelerate or decrease accordingly. For example, in March 2003, we received a $2.5 million payment from Bayer under the terms of a collaboration agreement for a gene therapy product candidate for hemophilia. The revenue associated with the payment was being recognized ratably over the development phase, which was initially estimated to be five years. In May 2004, we suspended subject enrollment in the phase I clinical trial for this product candidate and, as a result, ended the development phase for this product candidate and recognized as revenue $2.0 million, constituting the portion of the $2.5 million payment not previously recognized as revenue.

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

     In addition, when management commits to holding individual securities until maturity in order to avoid the recognition of an other-than-temporary impairment, those securities would no longer be classified as available-for-sale. In addition, management would evaluate these securities to determine whether the security, based on the remaining duration until its scheduled maturity, should be identified as a current or long-term asset. As of December 31, 2006, management had not designated any individual securities as held-to-maturity for the purposes of avoiding an other-than-temporary impairment.

Impairment of property and equipment and asset retirement obligation

     We have invested significant amounts on construction for improvements to leased facilities we use for our research and development activities, with the largest portion of our spending made to modify manufacturing facilities that are intended to comply with requirements of government mandated manufacturing rules for pharmaceutical production. Management assesses whether the carrying value of long-lived assets is impaired whenever events or changes in circumstances indicate that the asset may not be fully recoverable. We recognize an impairment loss when the total of the estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value or appraised value, as appropriate. If we judge the value of our long-lived assets to be impaired, we write down the cost basis of the property and equipment to fair value and include the amount of the write down in net loss from operations. In determining whether the value of our property and equipment is impaired, management considers:

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

     The determination of whether the value of our property and equipment is impaired requires significant judgment, and could have a material impact on our balance sheet and results of operations. In 2005, we determined that the scope of our research and development activities had changed such that we would not effectively utilize certain portions of our leased facilities that had been designed to support our gene therapy programs. After considering alternative uses for these spaces, we decided it was not cost effective to re-engineer the rooms representing approximately 40,000 square feet of manufacturing, laboratory, and office space under lease through May 2008 and approximately 11,000 square feet of similar space we have under lease through November 2010. We determined that we would maximize our potential cost savings by subleasing the properties. Based on market conditions for rental property at the time of the evaluation, and our subsequent completion of sublease agreements for approximately 26,000 square feet, we do not expect to fully recover the value invested in leasehold improvements and equipment. Therefore, we reduced our net carrying value for these assets to their current fair value at the time of the evaluation, resulting in impairment losses for the year ended December 31, 2005 of approximately $6.1 million. In order to evaluate the sensitivity of the fair value calculations on the impairment tests, we applied a hypothetical 10% increase to the expected future cash flows underlying the fair value calculation. This hypothetical increase still resulted in fair values that were less than the carrying values of the leasehold improvements and would have resulted in an impairment loss of $6.1 million. These impairment losses did not impact our cash flows and primarily represents an acceleration of depreciation charges that would have been recognized over the remaining three and five year lease periods.

     Under the terms of our building lease that expires in May 2008, we may be required, at our landlord’s sole discretion, to remove, reconfigure or otherwise alter some improvements we have made to the facility. We determine the fair value of asset retirement obligations based on our assessment of a range of possible settlement dates and amounts. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities. This obligation existed in prior years, but was not considered material to our financial statements. As a result of a change in estimate in December 2006, we remeasured the fair value of this contingent asset retirement obligation and recognized a liability for $450,000. In order to evaluate the sensitivity of the fair value calculations in measuring the obligation, we applied a hypothetical 10% increase to the expected future costs underlying the fair value calculation. This hypothetical increase would have caused a comparable increase in the retirement charge. The recognition of this liability would have resulted in an adjustment to the carrying value of the underlying long-lived assets. However, in June 2005, these leasehold improvements were determined to be impaired and written-off with a charge to our net loss. See Note 4 in the Notes to our Financial Statements. Since there is no carrying value of the underlying assets at December 31, 2006, the recognition of our asset retirement obligation resulted in an additional charge in 2006 to impairment loss related to long-lived assets. Upon settlement of the obligation, we will recognize any difference between the cost to retire the asset and the liability recorded as an increase or decrease to operating expenses in our statement of operations in the year of settlement.

Recognition of Research and Development Expenses

     Research and development expenses consist of expenses incurred in performing research and development activities including related salaries and benefits, facilities and other overhead costs, clinical trial and related drug product costs, contract services and other outside service expenses. We charge research and development expenses to operating expense in the period incurred. These expenses consist of costs incurred for our independent, as well as our collaborative, research and development activities.

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

Share-based compensation expense

     Effective January 1, 2006, we adopted FASB Statement 123(R), (“FAS 123(R)”), “Share-Based Payment,” using the modified prospective transition method, and recognize share-based compensation expense based on the grant-date fair value of share-based awards in the results of our operations. For awards that were granted but not yet vested prior to January 1, 2006, we calculate the share-based compensation expense using the same estimate of grant-date fair value previously disclosed under FAS 123 in a pro forma manner. Fair value methods require management to make several assumptions, the most significant of which are the selection of a fair value model, stock price volatility and the expected average life of an option. We have available data of all grant-by-grant historical activity for stock options we have granted that we use in developing some of our assumptions. We use the Black-Scholes method to value stock options. We estimate the expected average life of options granted based on historic behavior of our option holders and we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions we use in calculating the fair value of our share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In addition, FAS 123(R) requires we estimate forfeitures at the time of grant and only recognize expense for the portion of awards that are expected to vest. Our estimate of the forfeiture rate is based on historical experience of our share-based awards that are granted, exercised and cancelled.

     If factors change and we use different assumptions for calculating fair value of our share-based awards, or if our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different in future periods.

Results of Operations

   Revenue

	Year Ended December 31,
(In thousands, except percentages)	2006	2005	2004
Revenue	$103	$12,026	$ 2,195
Percentage (decrease) increase over prior period	(99%)	448%

     Revenue in 2006 represented the $103,000 payments from our participation with the University of Colorado on a grant that was funded by the National Institutes of Health. Revenue in 2005 primarily reflected the $12.0 million payment received in connection with our December 2005 agreement with Genzyme Corporation. Revenues in 2004 primarily included the acceleration of deferred revenue associated with the termination of our gene therapy collaboration with Bayer Corporation for hemophilia.

     Total revenue also included research license fees of $0, $22,500 and $64,500 during 2006, 2005 and 2004, respectively, and royalty revenue of $0, $3,200 and $5,800 during 2006, 2005 and 2004, respectively. These revenues were associated with research license agreements and a single royalty license related to our gene therapy technologies. As a result of the assignment of our gene therapy assets to Genzyme, we are no longer a direct party to most of the license or collaboration agreements that gave rise to the revenues prior to 2006. As a result, we do not expect any significant revenues for the foreseeable future and that such revenues, if any, will consist solely of payments that may be received in connection with other non-gene-therapy related activities.

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

     At December 31, 2006, the staff count associated with our current research and development activities, which focus on our portfolio of small molecule candidates for the treatment of serious neurological and neuromuscular disorders, was 21, compared to 20 and 45 at December 31, 2005 and 2004, respectively.

     The costs associated with these two primary functions of our research and development activities approximate the following (in thousands, except percentages):

					Percentage
			Percentage	Year Ended	decrease
	Year Ended December 31,		increase 2006	December 31,	2005
	2006	2005	over 2005	2004	over 2004
Research and preclinical development	$10,455	$ 9,350	12%	$12,612	(26%)
Clinical development	4,765	4,425	8%	6,732	(34%)
Total research and development expenses	$15,219	$13,775	10%	$19,344	(29%)

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

     As of December 31, 2006, we revised the estimated depreciable life on certain leasehold improvements with a remaining carrying value of $1.2 million. As a result of this change, we expect to depreciate the remaining carrying value of these assets over the estimated remaining term on our underlying building operating lease, which expires in May 2008. We expect this change in estimate to increase our research and preclinical development depreciation expense by $0.5 million and $0.2 million in 2007 and 2008, respectively.

    Research and preclinical development

			Percentage
			(decrease)	Year Ended	Percentage
	Year Ended December 31,		increase 2006	December 31,	decrease 2005
(In thousands, except percentages)	2006	2005	over 2005	2004	over 2004
Personnel-related	$1,891	$3,502	(46%)	$ 5,296	(34%)
Share-based compensation	382	—	Na	—	na
External research and development	3,955	1,234	220%	1,699	(27%)
Depreciation	1,075	1,423	(24%)	1,933	(26%)
Other expenses including facilities overhead	3,152	3,191	(1%)	3,684	(13%)
Total research and preclinical development
expenses	$10,455	$9,350	12%	$12,612	(26%)

     Comparison of Years Ended December 31, 2006 and 2005. The increases in our total research and preclinical development expenses for the year ended December 31, 2006, compared to 2005, of $1.1 million, were primarily due to changes in costs for the following:

  $2.7 million higher expenditures for external research and development services from third-party service providers, primarily related to an increase in external preclinical animal studies and scientific consulting work to support the progress of our lead product candidates, AV411 and AV650, as both programs transition into a clinical development phase, and the recognition of approximately $382,000, in non-cash expense for share-based compensation in compliance with FAS 123(R) adopted January 1, 2006,

    partially offset by,

  $1.6 million lower personnel-related expenses, reflecting a significantly lower average staff level in 2006 as a result of a staff reduction initiated in August 2005, partially offset by higher average salaries in 2006, and

  $0.4 million lower depreciation expenses, primarily as a result of the impairment charges for leasehold improvements and equipment that we recognized in 2005.

     Comparison of Years Ended December 31, 2005 and 2004. The decreases in our total research and preclinical development expenses for the year ended December 31, 2005, compared to 2004, of $3.3 million, were primarily due to changes in costs for the following:

  $1.8 million lower personnel-related expenses, reflecting a significantly lower average staff level in 2005 as a result of staff reductions initiated in July 2004 and August 2005, partially offset by higher average salaries and higher severance expense in 2005,

  $0.5 million lower expenditures for external research and development services from third-party collaborators associated with our preclinical animal studies, primarily as a result of our completion of significant preclinical work with Parkinson’s disease in 2004 as it transitioned into a clinical development phase,

  $0.5 million lower depreciation expenses, primarily as a result of the impairment charges for leasehold improvements and equipment that we recognized in 2005, and

  $0.5 million lower other expenses including facilities overhead, primarily reflecting a decrease in the amounts of materials consumed in 2005 compared to the previous year to produce AAV vectors and support our other on-going research activities in response to changes in our strategic direction which reduced our focus on AAV-based projects, and the general impact of our lower staff levels due to the staff reductions noted above.

     Clinical development

			Percentage
			(decrease)	Year Ended	Percentage
	Year Ended December 31,		increase 2006	December 31,	decrease 2005
(In thousands, except percentages)	2006	2005	over 2005	2004	over 2004
Personnel-related	$ 1,357	$ 1,403	(3%)	$2,475	(43%)
Share-based compensation	169	—	na	—	na
External research and development	2,819	737	282%	1,123	(34%)
Depreciation	—	841	(100%)	1,337	(37%)
Other expenses including facilities overhead	420	1,443	(71%)	1,797	(20%)
Total clinical development expenses	$ 4,765	$ 4,425	8%	$6,732	(34%)

     Comparison of Years Ended December 31, 2006 and 2005. The increase in our total clinical development expenses for the year ended December 31, 2006, compared to 2005, of $340,000, were primarily due to changes in costs for the following:

  $2.1 million higher expenditures for external clinical development services from third-party suppliers, associated with the preparation and initiation of clinical trials for AV650 and AV411 in 2006 compared to the level of services incurred in connection with our gene therapy trials in 2005, and the recognition of approximately $169,000 in non-cash expense for share-based compensation in compliance with FAS 123(R) adopted January 1, 2006,

     partially offset by,

  $1.0 million lower other expenses including facilities overhead, primarily reflecting a decrease in the amount of square footage of the facilities used to support our clinical development and manufacturing activities which have primarily been subleased, and no depreciation expenses in 2006, compared to depreciation expenses of $841,000 in 2005, primarily as a result of the impairment charges for leasehold improvements and equipment that were associated with our manufacturing facilities that we recognized in 2005.

     Comparison of Years Ended December 31, 2005 and 2004. The decreases in our total clinical development expenses for the year ended December 31, 2005, compared to 2004, of $2.3 million, were primarily due to changes in costs for the following:

  $1.1 million lower personnel-related expenses, reflecting a significantly lower average staff level in 2005 as a result of staff reductions in July 2004 and August 2005 and lower severance-related costs in 2005, partially offset by higher average salaries in 2005,

  $0.4 million lower expenditures for external clinical development services from third-party suppliers, associated with recruiting and treating subjects in our clinical trials, primarily as a result of the irregular pace of recruitment we experienced in our gene therapy trial for Parkinson’s disease,

  $0.5 million lower depreciation expenses, primarily as a result of the impairment charges for leasehold improvements and equipment that we recognized in 2005, and

  $0.3 million lower other expenses, primarily due to a decrease in the amounts of materials consumed in 2005 compared to the prior year in connection with the production of clinical-grade AAV vectors to support the needs of our clinical trials, and a decrease in other costs associated with our transition out of gene-therapy related activities.

     Total research and development expenses for 2006 were within management’s expectations. If we are successful in our efforts to develop our product candidates, including the costs of supporting multiple clinical trials in 2007 and thereafter, we expect our total research and development spending in future periods to rise.

     General and Administrative Expenses

					Percentage
			Percentage		increase
			increase	Year Ended	(decrease)
	Year Ended December 31,		(decrease)	December 31,	2005
(In thousands, except percentages)	2006	2005	2006 over 2005	2004	over 2004
Personnel-related	$ 3,166	$ 3,434	(8%)	$ 3,162	9%
Share-based compensation	944	—	na	—	na
Severance	288	22	1209%	1,022	(98%)
Legal and professional fees	1,793	2,219	(19%)	1,450	53%
Facilities, depreciation and other allocated
expenses	2,669	2,589	(3%)	2,733	(5%)
Total general and administrative expenses	$ 8,860	$ 8,264	7%	$ 8,367	(1%)

     Comparison of the Years Ended December 31, 2006 and 2005. The increase of $597,000 in our general and administrative expenses in 2006, compared to 2005, was primarily due to changes in costs for the following:

  the recognition of approximately $944,000 in non-cash expense for share-based compensation in compliance with FAS 123(R) adopted January 1, 2006, and

  $0.3 million higher severance expenses largely associated with the resignation of our former CFO in January 2006,

     partially offset by,

  $0.4 million lower legal and professional fees, primarily associated with patent filings and business contracts, and

  $0.3 million lower personnel-related expenses, reflecting a lower average staff level in 2006, partially offset by higher average salaries during the year.

     Comparison of the Years Ended December 31, 2005 and 2004. The decrease of $103,000 in our general and administrative expenses in 2005, compared to 2004, was primarily due to changes in costs for the following:

  $1.0 million lower severance expenses largely due to the resignation of our former CEO in March 2004, and

  $0.1 million lower facilities, depreciation and other allocated expenses,

     almost entirely offset by,

  $0.8 million higher legal and professional fees, primarily related to an increase in costs associated with being a public company and increased use of third-party business consultants, and

  $0.2 million higher personnel-related expenses, reflecting higher average salaries and bonuses in 2005, partially offset by a slightly lower staff level during the year.

     We expect our current level of general and administrative expenses to continue in 2007. However, if we are successful in our efforts to develop our product candidates, we expect general and administrative spending levels may increase to connection with the changing needs of the company.

   Impairment Loss Related to Long-Lived Assets

	Year Ended December 31,
(In thousands)	2006	2005	2004
Impairment loss related to long-lived assets	$450	$6,130	$—

     In connection with the organizational and structural changes initiated in 2005, we determined that our future operations would not require the full capacity of our leased facilities, and we began to pursue potential cost savings through a sublease. We determined that we would not recover fully the costs of our investment in leasehold improvements to the building and recorded an impairment charge of $6.1 million in 2005, to reduce the carrying value of certain leasehold improvements and equipment to zero. This amount did not impact our cash flows in 2005. In 2006, we recognized a contingent asset retirement obligation associated with certain leasehold improvements which we determined to be impaired in 2005. Since the carrying value for these assets had been reduced to zero, the recognition of the liability resulted in an additional impairment loss related to long-lived assets in 2006. This loss was not disclosed in our press release dated February 7, 2007, because at the time of our press release we were not aware we needed to make this adjustment. We did not recognize any impairments to our long-lived assets in 2004.

   In-license Fees

	Year Ended December 31,
(In thousands)	2006	2005	2004
In-license fees	$3,000	$—	$—

     In January 2006, we entered into a license agreement and paid Sanochemia a fee of $3.0 million as consideration for an exclusive license to develop and commercialize proprietary formulations of the compound tolperisone, which we have named AV650, for the North American market. We did not enter into any in-license agreements in 2005 or 2004.

   Interest Expense

	Year Ended December 31,
(In thousands, except percentages)	2006	2005	2004
Interest expense	$467	$323	$209
Percentage increase over prior period	45%	55%

     The increase in our interest expense between 2006 and 2004 reflects a rise in the average annual rate of interest charged during this period on our line of credit, which bears interest at a floating rate based on the London-Inter-Bank Offered Rate, and is reset in three- or six-month increments. The outstanding balance of our loan payable had been $8.0 million during 2006, 2005, and 2004.

   Interest Income

	Year Ended December 31,
(In thousands, except percentages)	2006	2005	2004
Interest income	$3,002	$1,682	$1,905
Percentage increase (decrease) over prior period	78%	(12%)

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The increase in interest income between 2006 and 2005 was primarily due to the higher average outstanding balance of our total portfolio during the year, reflecting the $12 million received from Genzyme Corporation in December 2005 and the $19.4 million net proceeds from the private placement completed in May 2006, as well as the increase in average yield earned on the portfolio. The decline in interest income between 2005 and 2004 was primarily due to the lower average outstanding balance of the portfolio during 2005, due to the use of such resources to fund our on-going operations during the year, partially offset by a higher average yield.

   Sublease Income

	Year Ended December 31,
(In thousands)	2006	2005	2004
Sublease income	$565	$67	$—

     As of December 2005, we subleased approximately 26,250 square feet of our aggregate facilities in two buildings to two separate corporate tenants not affiliated with Avigen. We will recognize remaining contractual, sublease income of $1.5 million ratably over the remaining terms of the leases, which expire in May 2008 and November 2010.

Recently Issued Accounting Standards

     See Note 1, “Summary of Significant Accounting Policies - New Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on Avigen, which discussion is incorporated by reference here.

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

Liquidity and Capital Resources

     Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Between May 1996, the date of our initial public offering, and December 2006, we raised $207 million from private placements and public offerings of our common stock and warrants to purchase our common stock.

     In May 2006, we completed a private placement of common stock with institutional investors, raising approximately $19.4 million in net proceeds. The transaction represented the sale of approximately 3.9 million shares of common stock at a purchase price of $5.37 per share. There were no warrants or other enhancements included in the transaction.

     In addition to funding our operations through sales of our common stock, in March 2003, we received $2.5 million in research support from Bayer Corporation in connection with our collaboration on a gene therapy product for hemophilia, and in December 2005, we received a $12.0 million payment from Genzyme Corporation in connection with the assignment of rights to most of our previously developed AAV-based intellectual property, certain clinical trials and other gene therapy assets.

     We have also attempted to contain costs and reduce cash flow by renting facilities, subleasing facilities no longer critical to our future operations, contracting with third parties to conduct research and development and using consultants, where appropriate. We expect to incur additional future expenses, resulting in significant additional cash expenditures, as we continue our research and development activities, including our efforts to develop, manufacture, and commercialize our current drug candidates, expand our product portfolio with additional development candidates through internal research, acquisition or in-licensing, and undertake additional preclinical studies and clinical trials of our product candidates. We also expect to incur substantial additional expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     At December 31, 2006, we had cash, cash equivalents, available-for-sale securities and restricted investments, of approximately $70.8 million, compared to approximately $70.4 million at December 31, 2005 and $76.2 million at December 31, 2004. At December 31, 2006, 2005 and 2004, $10.4 million, $10.4 million and $11.9 million, respectively, of our investment portfolio were pledged to secure certain current and long-term liabilities. At December 31, 2006, 2005 and 2004, the portion of our investment portfolio pledged as collateral, which we refer to as restricted investments, includes $10.0 million for our line of credit and approximately $428,000 for letters of credit which serve as security deposits on one of our building leases. The classification of $8.0 million of these restricted investments as current assets at December 31, 2006 results from the classifications of the related loan payable, which is due in June of 2007, as a current liability. Since the remaining liabilities represent deposits that are associated with our building leases which are not scheduled to expire in less than twelve months, the remaining restricted investments are classified as long term. The reduction of $1.5 million in total restricted investments between 2005 and 2004 was directly associated with our final payoff of previously collateralized equipment operating leases in December 31, 2005, which removed the need for the pledged investments. Our restricted investments would not be considered a current source of additional liquidity.

     Operating Activities. Net cash used for operating activities was $20.4 million for 2006 compared to $6.0 million for 2005. The 2006 amount includes the payment of $3.0 million during the year to Sanochemia in connection with our in-license agreement for AV650. The 2005 amount includes the receipt of $12.0 million in connection with our transaction with Genzyme. The remainder of the cash we used in operating activities for both years was primarily used to support our internal research and development activities, as well as preclinical studies and clinical trials performed by third parties, and general and administrative expenses.

     Net cash used for operating activities in 2005 was $6.0 million compared to $21.8 million for 2004. In addition to the impact of the Genzyme payment in 2005, the remaining decrease in cash used for operating activities in 2005 when compared to 2004 was due to lower expenditures during the year to support our research and development activities, including preclinical studies and clinical trials performed by third parties, and a reduction in the resources used to evaluate potential in-license product opportunities. The level of cash used in operating activities during 2006 and 2005 were in line with management’s expectations.

     Investing and Financing Activities. Net cash used in investing activities in 2006 was $9.7 million, which consisted primarily of purchases of available-for-sale securities, net of sales and maturities, compared to net cash provided by investing activities in 2005 of $14.1 million, which consisted primarily of sales and maturities of available-for-sale securities, net of purchases, and the reduction in restricted investments. Net cash provided by financing activities in 2006 and 2005 was $20.4 million and $286,000, respectively, and consisted of $19.4 million of net proceeds from the private placement of out common stock to institutional investors in May 2006, as well as proceeds from the exercise of stock options during both years.

     Net cash provided by investing and financing activities in 2004 was $22.1 million and $512,000, respectively. The cash provided by investing activities consisted primarily of sales and maturities of available-for-sale securities, net of purchases, offset to a small degree by purchases of property and equipment. Net cash provided by financing activities consisted of proceeds from the exercise of stock options and warrants during the year.

     The timing of and amounts realized from the exercise of previously issued stock options and warrants are determined by the decisions of the respective option and warrant holders, and are not controlled by us. Therefore, funds received from exercises of stock options and warrants in past periods should not be considered an indication of additional funds to be received in future periods.

     During 2005, we completed sublease agreements for approximately 26,250 square feet of our leased facilities, or 23 percent, in order to reduce our future lease obligations. We believe that the sum of scheduled sublease income and related reimbursement of operating costs associated with the portion of our facilities that are subleased will approximate $2.7 million over the remaining lease terms, which are described below.

     The following are contractual commitments at December 31, 2006 associated with debt obligations, lease obligations net of sublease income, and contractual commitments to fund third-party research (in thousands):

		Payments Due by Period
		Less than
Contractual Commitment	Total	1 year	2-3 years	4-5 years
Operating leases	$7,717	$2,543	$3,631	$1,543
Sublease income	(1,457)	(574)	(645)	(238)
Net operating leases	6,260	1,969	2,986	1,305
Revolving line of credit	8,000	8,000	—	—
Research funding for third-parties	3,766	3,766	—	—
Total	$18,026	$13,735	$2,986	$1,305

     Our revolving line of credit is scheduled to expire on June 1, 2007, at which point a balloon payment of outstanding principal is due. The debt instrument bears interest at a floating rate based on the London Inter-Bank Offered Rate, which is reset in three- or six-month increments based on the date of each original drawdown, until expiration. As of December 31, 2006 and 2005, the average annual rate of interest charged on the borrowing was approximately 5.95% and 4.97%, respectively. Also under the terms of this agreement, we pledged a portion of our portfolio of available for sale securities as collateral and have identified the amount of the pledged securities as restricted investments on our balance sheets. The amount of the pledged securities is equal to the amount of utilized borrowing capacity on the line of credit. At December 31, 2006, we had borrowed $8.0 million from the line of credit and had reserved the remaining $2.0 million in borrowing capacity to secure a letter of credit in connection with the property lease entered into in November 2000. As a result, at December 31, 2006, we have no more borrowing capacity under this facility.

     Our current office and facility includes approximately 112,500 square feet of space. Of this, approximately 45,000 square feet of space is leased through May 2008 and approximately 67,500 square feet of space is leased through November 2010. As of December 2006, we subleased approximately 26,250 square feet of our aggregate facilities in both buildings to two separate corporate tenants not affiliated with Avigen. We will recognize the remaining contractual, sublease income of $1.5 million ratably over the remaining terms of the leases, which expire in May 2008 and November 2010. Payments scheduled under these lease commitments and sublease agreements are included in the table above under operating leases and sublease income.

     Under the terms of our building lease that expires in May 2008, we may be required, at our landlord’s sole discretion, to remove, reconfigure or otherwise alter some improvements we have made to the facility. If the landlord requires us to do so, this would impact our cash flows in future periods. As discussed above in “Critical Accounting Policies and Significant Judgments and Estimates – Impairment of property and equipment and asset retirement obligation,” we remeasured the fair value of this contingent asset retirement obligation as of December 31, 2006 and recognized a liability of $450,000.

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

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that by keeping our staff level low and continuing to consolidate our operations and sublease additional portions of our current facilities, and with the proceeds provided by the private placement in May 2006, our financial resources at December 31, 2006 will be adequate to fund our projected operating needs for approximately two to three years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

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

     We will need to obtain additional funding before we will be able to obtain regulatory approval to market our product candidates. We cannot assure our investors that we will be able to enter into financing arrangements on acceptable terms or at all. Without additional funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose us to other market risks. None of our investments are held for trading purposes. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality issuers and highly liquid instruments with effective maturities of less than five years and an average aggregate portfolio duration of between one and three years. Our entire portfolio is classified as available-for-sale and, as of December 31, 2006 and 2005, consisted of 100% fixed-rate securities.

     We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their December 31, 2006 levels, we estimate that the fair value of our securities portfolio would decline by approximately $613,000. Our estimated exposure at December 31, 2006 is higher than the estimated $533,000 exposure at December 31, 2005 due to the slight increase in the average maturity duration of the overall portfolio. The modeling technique used measures duration risk sensitivity to estimate the potential change in fair value arising from an immediate hypothetical shift in market rates and quantifies the ending fair market value including principal and accrued interest.

     Our long-term debt includes a $10.0 million revolving line of credit due June 1, 2007, of which we have drawn down $8.0 million in cash that will need to be repaid. Interest charged on the borrowing is based on LIBOR and is reset in three- and six-month increments based on the date of each original drawdown. As of December 31, 2006, the average annual rate of interest charged on the borrowing was approximately 5.95% compared to 4.97% as of December 31, 2005.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Report on Form 10-K. Condensed supplementary data for each of the quarters in the years ended December 31, 2006 and 2005 are set forth under Note 16 of our financial statements.

REPORT OF ODENBERG, ULLAKKO, MURANISHI & CO. LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The Board of Directors and Stockholders of Avigen, Inc.

     We have audited the accompanying balance sheet of Avigen, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from inception (October 22, 1992) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders’ equity and cash flows for the period from inception (October 22, 1992) through December 31, 2005 were audited by other auditors. Our report, insofar as it relates to the amounts included for the period from October 22, 1992 to December 31, 2005, is based solely on the report of the other auditors.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Avigen, Inc. at December 31, 2006, and the results of its operations and its cash flows for the year then ended and for the period from inception (October 22, 1992) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, Avigen adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment.”

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Avigen, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 14, 2007

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The Board of Directors and Stockholders of Avigen, Inc.

     We have audited the accompanying balance sheet of Avigen, Inc. (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avigen, Inc. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Palo Alto, California
March 14, 2006

AVIGEN, INC.
(a development stage company)

BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,815	$11,510
Available-for-sale securities	58,525	48,450
Restricted investments – current	8,000	—
Accrued interest	652	470
Prepaid expenses and other current assets	445	737
Total current assets	69,437	61,167
Restricted investments	2,428	10,428
Property and equipment, net	2,709	3,929
Deposits and other assets	443	740
Total assets	$75,017	$76,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$1,137	$984
Accrued compensation and related expenses	833	534
Loan payable – current	8,000	—
Total current liabilities	9,970	1,518
Long-term loan payable	—	8,000
Deferred rent and other liabilities	1,570	1,282
Total liabilities	11,540	10,800
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and
outstanding in 2006 and 2005	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 25,116,131 and
20,907,273 shares issued and outstanding at December 31, 2006 and 2005,
respectively	25	21
Additional paid-in capital	259,115	237,258
Accumulated other comprehensive loss	(132)	(540)
Deficit accumulated during development stage	(195,531)	(171,275)
Total stockholders’ equity	63,477	65,464
Total liabilities and stockholders’ equity	$75,017	$76,264

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)

				Period from
				October 22, 1992
				(inception)
	Year Ended December 31,			through
	2006	2005	2004	December 31, 2006
Revenue	$103	$12,026	$2,195	$15,574
Operating expenses:
Research and development	15,219	13,775	19,344	156,499
General and administrative	8,860	8,264	8,367	69,314
Impairment loss related to
long-lived assets	450	6,130	—	6,580
In-license fees	3,000	—	—	8,034
Total operating expenses	27,529	28,169	27,711	240,427
Loss from operations	(27,426)	(16,143)	(25,516)	(224,853)
Interest expense	(467)	(323)	(209)	(3,170)
Interest income	3,002	1,682	1,905	31,994
Sublease income	565	67	—	632
Other income (expense), net	70	21	(103)	(134)
Net loss	$(24,256)	$(14,696)	$(23,923)	$(195,531)
Basic and diluted net loss per
common share	$(1.03)	$(0.71)	$(1.17)
Shares used in basic and diluted net loss per
common share calculation	23,509,378	20,624,229	20,362,155

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

Period from October 22, 1992 (inception) through December 31, 2006
(in thousands, except for share information)

					Class B				Deficit
					Convertible			Accumulated	Accumulated
	Preferred Stock		Common Stock		Common Stock		Additional	Other	During the	Total
							Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity

Balance at October 22, 1992
(inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock at $.004
per share in November and
December 1992	—	—	896,062	1	—	—	4	—	—	5
Issuance of common stock at $.554
per share from January to June
1993 for services rendered	—	—	20,316	—	—	—	11	—	—	11
Issuance of common stock at
$.004 to $.222 per share from
November 1992 to March 1993
for cash	—	—	1,003,406	1	—	—	54	—	—	55
Issuance of Class B common stock
at $.004 per share in December
1992 for cash	—	—	—	—	90,293	—	1	—	—	1
Issuance of Series A preferred stock
at $4.43 per share from March
to June 1993 for cash (net of
issuance costs of $410,900)	678,865	1	—	—	—	—	2,595	—	—	2,596
Issuance of Series A preferred stock
at $3.85 per share in March
1993 for cancellation of note
payable and accrued interest	68,991	—	—	—	—	—	266	—	—	266
Issuance of common stock at $.004
per share in November 1993
pursuant to antidilution rights	—	—	22,869	—	—	—	1	—	—	1
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

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2006
(in thousands, except for share information)

					Class B				Deficit
					Convertible			Accumulated	Accumulated
	Preferred Stock		Common Stock		Common Stock		Additional	Other	During the	Total
							Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at June 30, 1995 (brought
forward)	2,069,326	$2	1,942,653	$2	90,293	$—	$8,788	$—	$(8,608)	$184
Issuance of Series C preferred stock
at $4.87 per share in July 1995
for cash (net of issuance costs
of $26,000)	41,042	—	—	—	—	—	174	—	—	174
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

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2006
(in thousands, except for share information)

					Class B				Deficit
					Convertible			Accumulated	Accumulated
	Preferred Stock		Common Stock		Common Stock		Additional	Other	During the	Total
							Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at June 30, 1996 (brought
forward)	—	$—	7,035,193	$7	—	$—	$28,725	$—	$(12,705)	$16,027
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

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2006
(in thousands, except for share information)

					Class B				Deficit
					Convertible			Accumulated	Accumulated
	Preferred Stock		Common Stock		Common Stock		Additional	Other	During the	Total
							Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at June 30, 1999 (brought
forward)	—	$—	12,358,898	$12	—	$—	$51,082	$—	$(36,771)	$14,323
Proceeds from exercise of options
at $0.44 to $15.50	—	—	440,259	1	—	—	1,533	—	—	1,534
Proceeds from exercise of warrants
at $2.81 to $31.95	—	—	1,017,215	1	—	—	8,427	—	—	8,428
Amortization of deferred
compensation	—	—	—	—	—	—	5	—	—	5
Compensation expense related to
options granted for services	—	—	—	—	—	—	89	—	—	89
Warrants granted for patent
licenses	—	—	—	—	—	—	3,182	—	—	3,182
Warrants granted for building
lease	—	—	—	—	—	—	1,738	—	—	1,738
Issuance of common stock at
$16.19 to $25.56 per share
and warrants in October and
November 1999 in connection
with a Private Placement
(net of issuance cost of
$2,804,255)	—	—	2,033,895	2	—	—	37,220	—	—	37,222
Issuance of common stock at $26
per share in April and May
2000 in connection with
a Public Offering (net of
issuance cost of $2,288,966)	—	—	1,150,000	1	—	—	27,610	—	—	27,611
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(15,039)	(15,039)
Net unrealized loss on
available-for-sale securities	—	—	—	—	—	—	—	(80)	—	(80)
Comprehensive loss										(15,119)
Balance at June 30, 2000	—	$—	17,000,267	$17	—	$—	$130,886	$(80)	$(51,810)	$79,013
Proceeds from exercise of options
at $0.44 to $34.00 per share	—	—	165,700	—	—	—	869	—	—	869
Proceeds from exercise of warrants
at $2.18 to $23.43	—	—	174,255	1	—	—	771	—	—	772
Compensation expense related to
options granted for services	—	—	—	—	—	—	336	—	—	336
Issuance of common stock at
$37.50 to $45.06 per share
in November 2000 Public
Offering (net of issuance cost
of $4,622,188)	—	—	2,291,239	2	—	—	86,084	—	—	86,086
Issuance of common stock
at $47.82 per share in
February 2001 pursuant to a
collaboration agreement	—	—	313,636	—	—	—	15,000	—	—	15,000
Comprehensive loss:									—
Net loss	—	—	—	—	—	—	—	—	(16,014)	(16,014)
Net unrealized gain on
available-for-sale securities	—	—	—	—	—	—	—	1,120	—	1,120
Comprehensive loss										(14,894)
Balance at June 30, 2001 (carried
forward)	—	—	19,945,097	20	—	—	233,946	1,040	(67,824)	167,182

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2006
(in thousands, except for share information)

					Class B				Deficit
					Convertible			Accumulated	Accumulated
	Preferred Stock		Common Stock		Common Stock		Additional	Other	During the	Total
							Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at June 30, 2001 (brought
forward)	—	—	19,945,097	20	—	—	233,946	1,040	(67,824)	167,182
Proceeds from exercise of options
at $2.13 to $6.75 per share	—	—	11,282	—	—	—	60	—	—	60
Proceeds from exercise of warrants
$7.50 per share	—	—	9,955	—	—	—	75	—	—	75
Compensation expense related to
options granted for services	—	—	—	—	—	—	179	—	—	179
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(11,319)	(11,319)
Net unrealized gain on
available-for-sale securities	—	—	—	—	—	—	—	1,173	—	1,173
Comprehensive loss										(10,146)
Balance at December 31, 2001	—	—	19,966,334	20	—	—	234,260	2,213	(79,143)	157,350
Proceeds from exercise of options
at $1.875 to $8.525 per share			34,627	—			113	—	—	113
Proceeds from exercise of warrants
at $7.50 per share	—	—	99,585	—	—	—	747	—	—	747
Compensation expense related to
options granted for services	—	—	—	—	—	—	217	—	—	217
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(27,739)	(27,739)
Net unrealized loss on
available-for-sale securities	—	—	—	—	—	—	—	(631)	—	(631)
Comprehensive loss										(28,370)
Balance at December 31, 2002	—	$—	20,100,546	$20	—	$—	$235,337	$1,582	$(106,882)	$130,057
Proceeds from exercise of options
at $2.12 to $6.50 per share	—	—	63,746	—	—	—	242	—	—	242
Proceeds from exercise of warrants
at $2.47 to $6.09 per share	—	—	112,102	—	—	—	476	—	—	476
Compensation expense related to
options granted for services			—	—			65	—	—	65
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(25,774)	(25,774)
Net unrealized loss on
available-for-sale securities	—	—	—	—			—	(1,180)	—	(1,180)
Comprehensive loss										(26,954)
Balance at December 31, 2003 (carried
forward)	—	—	20,276,394	20	—	—	236,120	402	(132,656)	103,886

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2006
(in thousands, except for share information)

					Class B				Deficit
					Convertible			Accumulated	Accumulated
	Preferred Stock		Common Stock		Common Stock		Additional	Other	During the	Total
							Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at December 31, 2003 (brought
forward)	—	—	20,276,394	20	—	—	236,120	402	(132,656)	103,886
Proceeds from exercise of options
at $0.443 to $6.313 per share	—	—	86,856	—	—	—	403	—	—	403
Proceeds from exercise of warrants
at $6.05 per share	—	—	18,000	—	—	—	109	—	—	109
Compensation expense related to
options granted for services	—	—	—	—	—	—	230	—	—	230
Warrants granted for
patent licenses	—	—	—	—	—	—	97	—	—	97
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(23,923)	(23,923)
Net unrealized loss on
available-for-sale
securities	—	—	—	—	—	—	—	(927)	—	(927)
Comprehensive loss										(24,850)
Balance at December 31, 2004			20,381,250	20	—	—	236,959	(525)	(156,579)	79,875
Proceeds from exercise of options
at $0.487 to $3.53 per share	—	—	526,023	1	—	—	286	—	—	287
Compensation expense related to
options granted for services	—	—	—	—	—	—	13	—	—	13
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(14,696)	(14,696)
Net unrealized loss on
available-for-sale securities	—	—	—	—	—	—	—	(15)	—	(15)
Comprehensive loss										(14,711)
Balance at December 31, 2005	—	—	20,907,273	21	—	—	237,258	(540)	(171,275)	65,464
Proceeds from exercise of options
at $2.00 to $5.93 per share	—	—	269,098	—	—	—	1,012	—	—	1,012
Issuance of common stock at
$5.37 per share in May 2006
in connection with a Private
Placement (net of issuance cost
of $1,802,149)	—	—	3,939,760	4	—	—	19,530	—	—	19,354
Stock-based compensation
expense			—	—	—	—	1,381	—	—	1,381
Compensation expense related to
options granted for services	—	—	—	—	—	—	114	—	—	114
Comprehensive loss:
Net loss			—	—	—	—	—	—	(24,256)	(24,256)
Net unrealized gain on
available-for-sale securities	—	—	—	—	—	—	—	408	—	408
Comprehensive loss										(23,848)
Balance at December 31, 2006	—	$—	25,116,131	$25	—	$—	$ 259,115	$ (132)	$ (195,531)	$ 63,477

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)

				Period from
				October 22,
				1992
				(inception)
				through
	Year Ended December 31,			December 31,
	2006	2005	2004	2006
Operating Activities
Net loss	$(24,256)	$(14,696)	$(23,923)	$(195,531)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,273	2,549	3,610	19,799
Gain on disposal of property and equipment	(18)	(65)	—	(83)
Impairment loss related to long-lived assets	450	6,130	—	6,580
Amortization of deferred compensation	—	—	—	164
Non-cash rent expense for warrants issued in
connection with the extension of the building
lease	217	217	217	1,483
Amortization of deferred rent and other liabilities	(162)	3	97	792
Non-cash compensation expense for common stock,
warrants, and stock options issued to employees
and consultants for services	1,495	13	230	3,213
Warrants issued for patent license	—	—	—	3,182
Changes in operating assets and liabilities:
Accrued interest	(182)	238	66	(468)
Prepaid expenses and other current assets	292	(294)	1	(629)
Deposits and other assets	79	(316)	—	(263)
Accounts payable, other accrued liabilities and
accrued compensation and related expenses	452	167	49	2,697
Deferred revenue	—	—	(2,125)	—
Net cash used in operating activities	(20,360)	(6,054)	(21,778)	(159,064)

Investing Activities
Purchases of property and equipment	(176)	(277)	(467)	(28,631)
Proceeds from disposal of property and equipment	142	231	—	373
Decrease (increase) in restricted investments	—	1,500	—	(10,428)
Purchases of available-for-sale securities	(109,261)	(66,475)	(79,670)	(880,821)
Maturities of available-for-sale securities	99,594	79,082	102,236	822,165
Net cash provided by (used in) investing activities	(9,701)	14,061	22,099	(97,342)
Financing Activities
Proceeds from long-term obligations	—	—	—	10,133
Repayment of long-term obligations	—	—	—	(1,710)
Proceeds from bridge financing	—	—	—	1,937
Repayment of bridge financing	—	—	—	(2,131)
Payments on capital lease obligations	—	—	—	(2,154)
Proceeds from sale-leaseback of equipment	—	—	—	1,927

AVIGEN, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

				Period from
				October 22,
				1992
				(inception)
				through
	Year Ended December 31,			December 31,
	2006	2005	2004	2006
Proceeds from issuance of preferred stock, net of
issuance costs	—	—	—	9,885
Proceeds from warrants and options exercised	1,012	286	512	15,361
Proceeds from issuance of common stock, net of
issuance costs and repurchases	19,354	—	—	224,973
Net cash provided by financing activities	20,366	286	512	258,221
Net (decrease) increase in cash and cash equivalents	(9,695)	8,293	833	1,815
Cash and cash equivalents, beginning of period	11,510	3,217	2,384	—
Cash and cash equivalents, end of period	$1,815	$11,510	$3,217	$1,815

Supplemental disclosure
Issuance of warrants in connection with the extension of
the building lease	$—	$—	$—	$1,738
Issuance of preferred stock for cancellation of accounts
payable, notes payable and accrued interest	—	—	—	499
Issuance of stock options for repayment of certain
accrued liabilities	—	—	—	137
Issuance of warrants in connection with bridge
financing	—	—	—	300
Deferred compensation related to stock option grants	—	—	—	164
Purchase of property and equipment under capital lease
financing	—	—	—	226
Cash paid for interest	$467	$323	$209	$2,677

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

     At December 31, 2006, we had an accumulated deficit of $195.5 million and expect to continue to incur substantial losses over the next several years while we continue in this development stage. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations, particularly in the evolving market for small biotech and specialty pharmaceuticals companies. Such risks and uncertainties include, but are not limited to, timing and uncertainty of achieving milestones in clinical trials and in obtaining approvals by the FDA and regulatory agencies in other countries. Our ability to generate revenues in the future will depend substantially the timing and success of reaching development milestones and in obtaining regulatory approvals and market acceptance of our products, assuming the FDA approves our new drug applications. We plan to meet our future capital requirements primarily through issuances of equity securities, payments under collaborative agreements with third parties, government grants, and license fees. We intend to seek additional funding through public or private equity or debt financing, when market conditions allow. There can be no assurance that we will be able to enter into financing arrangements on acceptable terms in the future, if at all.

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

     Our available-for-sale securities consist principally of obligations with a minimum short-term rating of A1/ P1 and a minimum long-term rating of A- and with effective maturities of less than three years. The cost of securities sold is based on the specific identification method. Interest on securities classified as available for sale is included in interest income.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

   Fair value of financial instruments

     The fair value of our cash equivalents and available-for-sale securities is based on quoted market prices. The fair value of our loans payable is based on current interest rates available to us for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying amount of our cash equivalents, available-for-sale securities and loan payable are considered to be representative of their respective fair value at December 31, 2006 and 2005.

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

     At December 31, 2006, $8.0 million and $2.4 million were classified as restricted investments in current and non-current assets, respectively. At December 31, 2005, $10.4 million was classified as non-current restricted investments. The total of our current and non-current restricted investments at the end of each period represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain liabilities at the end of each period. The change in classification of $8.0 million of long term restricted investments to current assets at December 31, 2006 results from the classification of the related loan payable, which is due in June 2007, as a current liability.

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

   Asset Retirement Obligation

     We account for obligations associated with the retirement costs of long-lived assets in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as interpreted by FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Our asset retirement obligation is associated with a commitment to remove or otherwise alter certain leasehold improvements at the termination of our building lease that expires in May 2008, based on the sole discretion of our landlord, and is subject to a conditional future event that is not within our control. This obligation existed in prior years, but was not considered material to the fair presentation of our financial statements and was not recognized. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

     As of December 31, 2006, as a result of a change in estimate, we remeasured the estimated fair value of our asset retirement obligation and recorded a non-current liability for $450,000. The recognition of this liability would have resulted in an adjustment to the carrying value of the underlying long-lived assets. However, in June 2005, these leasehold improvements were determined to be impaired and written-off with a charge to our net loss (see Note 4). Since there is no carrying value of the underlying assets at December 31, 2006, the recognition of our asset retirement obligation resulted in an additional charge during the period to impairment loss related to long-lived assets. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded will be recognized as an increase or decrease to operating expenses in our statement of operations in year of settlement.

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

     Revenues from the License or Assignment of Intellectual Property Rights

     We recognize non-refundable license or assignment fees, including development milestone payments associated with license or assignment agreements, for which we have no further significant performance obligations and no continuing involvement requirements related to product development, on the earlier of the dates on when the payments are received or when collection is assured. In 2005, we received a $12.0 million payment under the terms of the Genzyme agreement (see Note 8) that we recognized as revenue, since we concluded that as of December 31, 2005, we did not have any significant future performance obligations under the agreement.

     Revenues from Collaborative Research and Development Agreements

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

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

     Grant Revenues

     We record grant revenue in the period in which the revenue is earned as defined by the grant agreement. Since our inception, we have recognized approximately $794,000 of grant revenue, which includes amounts earned from reimbursements under government grants, of which all have come from the National Institutes of Health.

   Deferred Rent

     We record our obligations under facility operating lease agreements as rent expense. We recognize rent expense on a straight-line basis over the term of the operating lease. The difference in actual amounts paid and amounts recorded as rent expense during the fiscal year has been recorded as deferred rent. Amounts classified as deferred rent totaled $967,000 and $1.1 million at December 31, 2006 and 2005, respectively.

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

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

   Income Taxes

     Income taxes are accounted for in accordance with FAS 109, Accounting for Income Taxes, which requires the use of the liability method. Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse. To date, we have no history of earnings. Therefore, our net deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. We have recorded a valuation allowance for the full amount of our calculated deferred tax asset as of December 31, 2006 and 2005.

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

     Diluted net loss per common share is computed as though all potential common shares that are dilutive were outstanding during the year, using the treasury stock method for the purposes of calculating the weighted-average number of dilutive common shares outstanding during the period. Potential dilutive common shares consist of shares issueable upon exercise of stock options and warrants. Securities that potentially could have diluted basic earnings per common share, but were excluded from the diluted net loss per common share computation because their inclusion would have been anti-dilutive, were as follows:

	Year Ended December 31,
	2006	2005	2004
Potential dilutive stock options outstanding	287,853	273,667	530,731

Outstanding securities excluded from the potential dilutive
common shares calculation (1)	2,611,068	3,756,850	3,970,588
__________________

(1)	For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the NASDAQ National Market for the period.

   Stock-Based Compensation

     We adopted the provisions of FASB Statement No. 123(R), (“FAS 123(R)”), “Share-Based Payment,” effective January 1, 2006, using the modified prospective transition method, and thereby recognize the compensation cost associated with all share-based awards to employees in the financial statements based on their grant-date fair value. Share-based compensation expense is recognized over the period during which the employee is required to perform service in exchange for the award, which generally represents the scheduled vesting period. We have no awards with market or performance conditions. Under the modified prospective transition method, compensation expense has been recognized in our financial statements beginning January 1, 2006 with no restatement of prior periods. As such, compensation expense is recognized for awards that are granted, modified, or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that had not vested as of January 1, 2006. Compensation expense for these previously granted awards is being recognized over the remaining service period using the compensation cost calculated based on the same estimate of grant-date fair value previously reported for pro forma disclosure purposes under FAS 123.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Until we adopted FAS 123 (R) on January 1, 2006, we accounted for stock options granted to our employees and directors in accordance with APB Opinion No. 25, (APB 25), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, when the exercise price of our employee stock options was equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     Our adoption of FAS 123(R) using the modified prospective transition method requires us to determine the amount of eligible windfall tax benefits (the pool of windfall tax benefits) that are available on the adoption date to offset future shortfalls. We have elected to calculate the historical pool of windfall tax benefits (i.e., the amount that would have accumulated as of the adoption date of FAS 123(R)) using the “short-cut method,” as provided in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” which includes simplified methods to establish the beginning balance of the pool of windfall tax benefits related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the pool of windfall tax benefits and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). We also have elected to follow the “tax law ordering approach” to determine when the historic tax benefits are realized (tax benefits realized based on provisions in the tax law that identify the sequence in which stock option deductions are utilized for tax purposes). Subsequent to the adoption of FAS 123R, we will continue to track the balance of the pool of windfall tax benefits based on windfalls or shortfalls incurred after the adoption date.

      The following table illustrates the effect on our net loss and loss per common share if we had applied the fair value recognition provisions to share-based employee compensation in 2005 and 2004 (in thousands, except for per share data):

	Year Ended December 31,
	2005	2004
Net loss - as reported	$(14,696)	$(23,923)
Add: Stock-based employee compensation included in reported net loss	—	220
Less: Total stock-based employee compensation expense determined under
the fair-value-based method for all awards	(2,219)	(6,637)
Net loss – pro forma	$(16,915)	$(30,340)
Net loss per common share basic and diluted – as reported	$(0.71)	$(1.17)
Net loss per common share basic and diluted - pro forma	$(0.82)	$(1.49)

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

   Reclassifications

     We have reclassified certain prior year amounts to conform to our current year’s presentation of sublease income and other income (expense), net reported in our statements of operations. The reclassifications had no impact on our financial condition, results of operations, or the net cash flow from operating activities reported on our statement of cash flows.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

   New Accounting Pronouncements

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48, which requires a company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on examination by tax authorities based upon its technical merits. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48, but believe that it will not have a material impact on our financial statements.

     In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect, if any, that the adoption of FAS 157 will have on our financial position and results of operations.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires companies to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial condition or results of operations.

     In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115.” FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. This statement provides companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

2. Cash, Available-for-Sale Securities and Restricted Investments

     The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2006 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$1,815	$—	$—	$1,815
Corporate debt securities	28,465	6	(73)	28,398
Federal agency obligations	23,438	8	(58)	23,388
Asset-backed and other securities	16,432	9	(19)	16,422
Treasury obligations	750	—	(5)	745
Total	70,900	23	(155)	70,768
Amounts reported as:
Cash and cash equivalents	1,815	—	—	1,815
Restricted Investments	10,428	—	—	10,428
Available for sale securities	58,657	23	(155)	58,525
Total	$70,900	$23	$(155)	$70,768

     The weighted average maturity of our investment portfolio at December 31, 2006 was 338 days, with $36.6 million carrying an effective maturity of less than twelve months, and $34.2 million carrying an effective maturity between one and three years.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2005 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$11,510	$—	$—	$11,510
Corporate debt securities	21,415	—	(197)	21,218
Federal agency obligations	26,013	—	(306)	25,707
Asset-backed and other securities	9,882	5	(24)	9,863
Treasury obligations	2,108	—	(18)	2,090
Total	70,928	5	(545)	70,388
Amounts reported as:
Cash and cash equivalents	11,510	—	—	11,510
Restricted investments	10,428	—	—	10,428
Available for sale securities	48,990	5	(545)	48,450
Total	$70,928	$5	$(545)	$70,388

     The weighted average maturity of our investment portfolio at December 31, 2005 was 291 days, with $37.7 million carrying an effective maturity of less than twelve months, and $32.7 million carrying an effective maturity between one and three years.

     Net realized losses were approximately $24,000 and $32,000 for the years ended December 31, 2006 and 2005, respectively, and net realized gain was $119,000 for the year ended December 31, 2004.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

     At December 31, 2006 and 2005, we had the following available-for-sale securities that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2006
Corporate debt securities	$(38)	$9,024	$(36)	$11,925
Federal agency obligations	(42)	12,097	(15)	3,782
Asset-backed and other securities	(14)	7,684	(5)	2,495
Treasury obligations	(5)	745	—	—
Total	$(99)	$29,550	$(56)	$18,202

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2005
Corporate debt securities	$(108)	$11,246	$(88)	$8,883
Federal agency obligations	(101)	12,789	(205)	12,918
Asset-backed and other securities	(4)	996	(20)	5,385
Treasury obligations	(8)	1,201	(11)	889
Total	$(221)	$26,232	$(324)	$28,075

     The gross unrealized losses reported above for 2006 and 2005 were caused by rises in market interest rates during those years. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

3. Property and Equipment

     Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Leasehold improvements	$6,742	$6,742
Laboratory equipment	1,168	1,551
Office furniture and equipment	1,542	1,702
	9,452	9,995
Less accumulated depreciation and amortization	(6,743)	(6,066)
Property and equipment, net	$2,709	$3,929

     Total depreciation and amortization expense for 2006, 2005 and 2004, was $1.3 million, $2.5 million and $3.6 million, respectively.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

     As of December 31, 2006, we revised the estimated depreciable life on certain leasehold improvements with a remaining carrying value of $1.2 million to correspond with the remaining term on the corresponding building operating lease, which expires in May 2008. The leasehold improvements had previously been scheduled to be depreciated through December 2010. The change in depreciable life was accounted for as a change in accounting estimate on a prospective basis and did not have a material impact on depreciation expense for 2006.

4. Impairment Loss related to Long-Lived Assets

     During 2005, in connection with the preparation of our financial statements at June 30, 2005 and September 30, 2005, we evaluated the ongoing value of the leasehold improvements and equipment associated with approximately 40,000 square feet of manufacturing, laboratory, and office space we have under lease through May 2008 and approximately 11,000 square feet of manufacturing, laboratory, and office space we have under lease through November 2010, respectively. We determined to initiate these evaluations as a result of actions we had taken to discontinue funding of our AAV-based programs in order to focus our development efforts and financial resources on our small molecule product candidates.

     Based on these evaluations, we determined that our future operations would not require the full capacity of these leased facilities and that long-lived assets with a net carrying value of $6.1 million were no longer recoverable and were, in fact, impaired. In 2005, we recorded an impairment loss related to long-lived assets in the facility and wrote down the related carrying value of the leasehold improvements, laboratory and office equipment and furniture to approximate their estimated fair values.

     Fair value was based on the expected incremental sublease cash flows we estimated we could receive in excess of our prorated existing operating lease obligations based on current market lease rental rates at the time for similar mixed use properties. Based on market conditions during 2005, including vacancy rates and the expected time needed to sublease the facilities, we did not expect to receive significant incremental rents related to the long-lived assets.

     In December 2006, we recorded an asset retirement obligation associated with our commitment to remove or otherwise alter certain leasehold improvements at the termination of one of our building leases. Because the underlying assets had been determined to be impaired in 2005, and no longer had a carrying value, the recognition of the asset retirement obligation resulted in an additional impairment loss related to long-lived assets in 2006 (see Note 1).

5. License Agreement – Sanochemia Pharmazeutika AG

     In January 2006, we entered into a license agreement with SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG (Sanochemia). Under the terms of the agreement, Avigen received an exclusive license to develop and commercialize the compound tolperisone in North America. This compound is the active pharmaceutical ingredient in our product candidate, AV650, for the treatment of spasticity and neuromuscular spasm. Under the terms of the agreement, Avigen paid Sanochemia $3.0 million in initial license costs and is required to make additional future payments upon the achievement of successful clinical and regulatory product development milestones and following regulatory approval to make royalty payments on sales. Avigen and Sanochemia have also entered into a long-term supply agreement under which Sanochemia will manufacture, and Avigen will purchase for additional cost, the AV650 product for Avigen’s clinical and commercial supply. The $3.0 million initial payment was nonrefundable, does not include any significant future performance requirements by Sanochemia, and the licensed compound does not have an alternative future use to Avigen beyond the AV650 product. As such, we recognized the entire initial payment as in-license fee expense in 2006 and expect that any future payments we make under the terms of the agreement will also be recorded as in-license fee expense.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

8. AAV Gene Therapy Assignment Agreement - Genzyme Corporation

     In December 2005, we entered into an agreement to assign to Genzyme Corporation rights to most of our AAV-based intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, and certain clinical-grade vector materials. This assignment is subject to the potential reversion to us of specified rights under specified conditions. Under the terms of the agreement, we received a $12 million payment and could receive significant additional development-based milestone and royalty payments. The $12 million payment was non-refundable as of December 31, 2005, and Avigen did not have any significant performance obligations associated with the agreement. Because we could receive significant future cash flows in connection with this agreement, if Genzyme is successful in developing products using intellectual property included in the agreement, we have not accounted for this transaction as discontinued operations. As such, we recognized the entire payment received as revenue in 2005 and expect that any future payments we receive under the terms of the agreement will also be recorded as revenue. We did not receive any payments from Genzyme for the period ended December 31, 2006.

9. Collaboration Agreement – Bayer Corporation

     In March 2003, we received a $2.5 million payment from Bayer Corporation under the terms of a collaboration agreement for the development of an AAV-based gene therapy product for hemophilia. This amount was recorded as deferred revenue and was being recognized as revenue ratably at approximately $125,000 per quarter over the estimated development period for this product, which was determined to be five years. In May 2004, we suspended subject enrollment in the related phase I clinical trial, which resulted in the termination of the development of the product candidate associated with the Bayer payment. As a result, we accelerated the recognition of the remaining $2.0 million of deferred revenue in our statements of operations during the year ended December 31, 2004.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

10. Loan Payable

     In June 2000, we entered into a financing arrangement to support construction related activities. Under this arrangement, we had the right to borrow up to $10.0 million through June 1, 2003. This revolving line of credit was amended in June 2002 to extend the expiration date to June 1, 2005, and amended again in June 2004 to extend the expiration date to June 1, 2007, or less than one year from the date of these financial statements. Accordingly, at December 31, 2006, the loan was classified as a current liability. Amounts borrowed under this arrangement bear interest at the London Inter-Bank Offered Rate plus a margin adjustment that varies between 0.50% and 0.75% on the date of each drawdown based on the market value of our investment portfolio held with a subsidiary of Wells Fargo. This interest rate is subsequently reset every three or six months. The weighted average interest rate for all outstanding drawdowns on this long-term obligation was 5.95% and 4.97% at December 31, 2006 and 2005, respectively. We have pledged a portion of our portfolio of available-for-sale securities equal to the amount of outstanding borrowings to secure this obligation, and have identified these pledged assets as restricted investments on our balance sheets. As of both December 31, 2006 and 2005, we had borrowed $8.0 million from the line of credit. Payments of interest only are due monthly through June 1, 2007, at which time a balloon payment of outstanding principal is due. In November 2000, we reserved $2.0 million in borrowing capacity from the line of credit to secure a letter of credit. The letter of credit was established pursuant to the terms required under a ten-year property lease entered into in November 2000, and was issued in favor of the property owner. As a result of the cash borrowings and the establishment of the letter of credit, we did not have any remaining borrowing capacity under the line of credit at December 31, 2006.

11. Stockholders’ Equity

   Common Stock

     In August and September 1998, we issued an aggregate of 1,306,505 shares of our common stock at $2.25 to $2.94 per share to selected institutional investors. The offering was completed through a private placement. As part of the transaction, we issued warrants to purchase 261,301 shares of our common stock with an exercise price of $2.18 to $3.67 per share. The exercise price was 125% of the fair market value per share of our underlying stock on the corresponding closing day and the warrants carry a five-year term. After deducting commissions and fees from the gross proceeds of $3.0 million, net proceeds from this transaction approximated $2.7 million.

     In December 1998, we issued 1,367,280 shares of our common stock at $3.81 to $4.88 per share to selected institutional investors. The offering was completed through a private placement. As part of this transaction, we issued warrants to purchase 273,456 shares of our common stock with an exercise price ranging from $4.76 to $6.09 per share. The exercise price was 125% of the fair market value per share of our underlying stock on the corresponding closing day and the warrants carry a five-year term. After deducting commissions and fees from the gross proceeds of $5.6 million , net proceeds from this transaction approximated $5.2 million.

     In February and April 1999, we issued an aggregate of 2,198,210 shares of our common stock at $5.50 to $6.00 per share to selected institutional investors. The offering was completed through a private placement. As part of this transaction, we issued warrants to purchase 439,642 shares of our common stock with an exercise price of $6.87 to $7.50 per share. The exercise price was 125% of the fair market value per share of the underlying stock on the corresponding closing day and the warrants carry a five-year term. After deducting commissions and fees from the gross proceeds of $13.2 million, net proceeds from this transaction approximated $12.2 million.

     In October and November 1999, we issued an aggregate of 2,033,895 shares of our common stock at $16.19 to $25.56 per share to selected institutional investors. The offering was completed through a private placement. As part of this transaction, we issued warrants to purchase 406,779 shares of our common stock with an exercise price of $20.25 to $31.95 per share. The exercise price was 125% of the fair market value per share of our underlying stock on the corresponding closing day and the warrants carry a five-year term. After deducting commissions and fees from the gross proceeds of $40.0 million, net proceeds from this transaction approximated $37.2 million.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

     In March 2000, we issued a warrant to purchase 40,000 shares of our common stock as partial consideration for the extension of our building lease. The fair value of this warrant at the date of issuance was approximately $1.7 million. This fair value is being amortized over the life of the lease extension, or May 2008. This warrant was issued with an exercise price equal to the fair market value per share of our underlying stock at the time of issuance, or $56.00, and carried a five-year term. In March 2005, this warrant expired unexercised.

     Also, in March 2000, we issued a warrant to purchase 50,000 shares of our common stock as partial consideration for the acquisition of certain patent licenses previously used in our gene therapy-related research and development activities. The fair value of this warrant at the date of issuance was approximately $3.2 million and was fully expensed in the year ended June 30, 2000. This warrant was issued with an exercise price equal to the fair market value per share of our underlying stock at the time of issuance, or $82.00, and carried a five-year term. In March 2005, this warrant expired unexercised.

     In April and May 2000, we issued an aggregate of 1,150,000 shares of our common stock at $26.00 per share through a public offering. After deducting commissions and fees from the gross proceeds of $29.9 million, net proceeds from this transaction totaled $27.6 million.

     In November 2000, we issued an aggregate of 2,291,239 shares of our common stock between $37.50 and $45.06 per share through a public offering. After deducting combined commissions and fees from the gross proceeds of $90.7 million, net proceeds from this transaction totaled $86.1 million.

     In February 2001, we issued 313,636 shares of common stock at $47.82 per share to Bayer AG, in connection with a collaboration agreement entered into with Bayer Corporation dated November 17, 2000. Net proceeds from this transaction totaled $15.0 million.

     In March 2004, we issued a warrant to purchase 15,000 shares of our common stock as partial consideration for the acquisition of certain intellectual property rights used in our research and development activities. The fair value of this warrant was approximately $97,000 when we entered into the corresponding license agreement in October 2003. The fair value of the warrant was fully expensed and recorded in accounts payable and other accrued liabilities as of December 31, 2003. Upon issuance, the fair value of the warrant was reclassified to additional paid in capital for the year ended December 31, 2004. This warrant was issued with an exercise price equal to the fair market value per share of our underlying stock at the time of issuance, or $6.50, and carries a ten-year term. At December 31, 2006, this was the only issued warrant Avigen had that was outstanding.

     In May 2006, we issued an aggregate of 3,939,760 shares of our common stock at $5.37 per share to selected institutional investors. The offering was completed through a private placement. After deducting combined commissions and fees from the gross proceeds of $21.2 million, net proceeds from this transaction totaled $19.4 million. The resales of these shares were registered pursuant to a registration statement that was declared effective on June 30, 2006.

     During the period ended December 31, 2006, we received $1.0 million in cash proceeds related to the exercise of stock options for 269,098 shares of common stock.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

   Shares Reserved for Future Issuance

     We have reserved shares of our common stock for future issuance as follows:

December 31,
2006
Stock options outstanding	4,090,674
Stock options available for grant	2,856,792
Warrants to purchase common stock	15,000
Shares available for Employee Stock Purchase Plan	360,000
7,322,466

12. Share-based Compensation

     During 2006, share-based compensation expense has been recognized for all our share-based compensation plans as follows (in thousands, except per share data):

Year
Ended
December 31,
2006
Research and development	$(437)
General and administrative	(944)
Share-based compensation expense before taxes	(1,381)
Related income tax benefits	—
Share-based compensation expense	$(1,381)
Net share-based compensation expenses per basic and diluted common share	$(0.06)

     Since we have cumulative operating losses as of December 31, 2006 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements. Prior to our adoption of FAS 123(R) as of January 1, 2006, share-based employee compensation expense was not recognized in our statements of operations.

     As of January 1, 2006, Avigen had three share-based compensation plans available for employee, nonemployee director, and consultant grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders and had a ten-year duration which terminated on March 29, 2006. As of December 31, 2006, we had an aggregate of 2,043,484 shares of our common stock reserved for issuance under these plans subject to outstanding awards and there was no longer any shares reserved under these plans for future grants. In general, the outstanding options under these plans were granted at a price equal to the fair market value of our stock on the date of grant with a term of 10 years. Grants under the 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments.

     The third plan was the 2000 Equity Incentive Plan (“2000 Plan”), which was adopted by Avigen’s Board of Directors in June 2000 and amended and restated as the 2006 Incentive Stock Option Plan (“2006 Plan”) in February 2006. The 2006 Plan was approved by stockholders on May 31, 2006, and currently represents the only outstanding stock option plan with shares available for future grant. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan, but enables Avigen to grant incentive stock options to its employees, which enhance the after tax value of these options to the recipients, use a greater array of stock awards than was previously available under the 2000 Plan, and removed the forty percent limitation on the

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

number of shares that could be granted to directors and officers under the 2000 Plan. As of December 31, 2006, we had (1) an aggregate of 1,692,440 shares of our common stock reserved for issuance under the 2006 Plan that are subject to options outstanding prior to May 31, 2006, and are therefore subject to the terms of the 2000 Plan; and (2) an aggregate of 354,750 shares of our common stock reserved for issuance under the 2006 Plan subject to outstanding options granted since May 31, 2006, and are therefore subject to the terms of the 2006 Plan, and 2,856,792 shares available for future grants of share-based awards under the 2006 Plan.

     In general, options have been granted under these plans at a price equal to the fair market value of our stock on the date of grant with a term of 10 years and become exercisable on a quarterly basis over a three or four-year vesting period.

     The following table summarizes option activity with regard to all stock options:

	Outstanding Options
		Weighted- Average
	Number of	Exercise Price per
	Shares	Share
Outstanding at December 31, 2003	4,362,442	$12.62
Granted	1,111,150	3.92
Canceled	(962,008)	14.63
Exercised	(86,856)	4.63
Outstanding at December 31, 2004	4,424,728	$10.16
Granted	658,366	3.17
Canceled	(1,069,817)	8.25
Exercised	(526,023)	0.54
Outstanding at December 31, 2005	3,487,254	$10.87
Granted	1,605,500	5.16
Canceled	(732,982)	9.45
Exercised	(269,098)	3.76
Outstanding at December 31, 2006	4,090,674	$9.36

     The fair value of our employee stock options were estimated under the Black-Scholes option valuation model which uses the weighted average assumptions shown in the table below. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination and option exercise behavior; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2006	2005	2004
Expected volatility	0.6006	0.6670	0.8110
Risk free interest rate	4.60%	4.05%	3.43%
Expected life of options in years	3.68	4.50	5.00
Expected dividend yield	0%	0%	0%

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

     The following table summarizes information with regard to total stock options outstanding under all stock option plans at December 31, 2006:

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices			Of Shares	Contractual Life	Price	Of Shares	Price
$2.000	–	$3.140	431,220	7.73	$2.97	200,349	$2.95
3.250	–	3.450	448,051	7.36	$3.38	243,293	$3.37
3.500	–	5.060	404,532	6.28	$3.76	284,188	$3.70
5.062	–	5.062	722,168	9.14	$5.06	173,152	$5.06
5.260	–	5.380	443,100	8.18	$5.33	109,225	$5.37
5.410	–	6.310	413,750	7.89	$5.73	134,436	$5.95
6.313	–	14.360	327,071	4.61	$9.23	320,946	$9.28
14.625	–	14.625	421,032	3.05	$14.63	421,032	$14.63
15.438	–	38.188	437,250	2.57	$33.21	437,250	$33.21
40.750	–	47.625	42,500	3.51	$43.99	42,500	$43.99
$2.000	–	$47.625	4,090,674	6.53	$9.36	2,366,371	$12.79

     Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant. The weighted average grant-date fair value of options granted during 2006, 2005 and 2004 was $2.48, $1.79 and $2.60, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was approximately $514,000, $1.4 million and $200,000, respectively. The total intrinsic value of options outstanding and options exercisable at December 31, 2006 was $2.6 million and $1.4 million, respectively. The weighted average remaining contractual life of options exercisable at December 31, 2006 was 4.8 years.

     As of December 31, 2006, there was approximately $3.3 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.3 years.

     As of December 31, 2006, we had 3.8 million outstanding stock options that had vested or are expected to vest with a weighted average exercise price of $9.72, a weighted average remaining contractual term of 6.3 years and an aggregate intrinsic value of $2.4 million.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

     In January 2006, in connection with the resignation of an executive, we modified the expiration terms for options representing 386,475 shares of common stock to allow for six months of additional vesting and an extended period to exercise all vested stock options for up to two years. The maximum contractual term was not extended for any options. At the time of this modification, we recognized a share-based compensation charge of approximately $108,000.

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

   Employee Stock Purchase Plan

     In September 1997, we adopted the 1997 Employee Stock Purchase Plan (“Purchase Plan”). A total of 360,000 shares of our common stock have been reserved for issuance under the Purchase Plan. As of December 31, 2006, there have been no employee contributions to the Purchase Plan.

13. Employee Profit Sharing/401(k) Plan

     In January 1996, we adopted a Tax Deferred Savings Plan under Section 401(k) of the Internal Revenue Code (the “Plan”) for all full-time employees. Under the Plan, our eligible employees can contribute amounts to the Plan via payroll withholding, subject to certain limitations. Our matching contributions to the Plan are discretionary and can only be made in cash. Effective July 1, 2001, we began matching 25% of an employee’s contributions up to $2,500 per Plan year. These matching contributions vest ratably over a five-year period based on the employee’s initial hire date. Our matching contributions for all employees for the years ended December 31, 2006, 2005 and 2004 were approximately $51,000, $76,000 and $100,000, respectively.

14. Commitments and Contingencies

   Leases

     We lease an aggregate of 112,000 square feet of laboratory, manufacturing, and office facilities from two adjacent buildings in Alameda, California under two non-cancelable operating lease agreements which expire in May 2008 and November 2010. Our lease for 45,000 square feet from one building which expires in May 2008 contains an extension option for five years under the same terms and conditions as the original lease agreement. This lease also contains a conditional asset retirement obligation that may require us, at our landlord’s sole discretion, to remove, reconfigure or otherwise alter certain improvements we have made to the facility. We have recorded this obligation in accordance with FAS 143, “Accounting for Asset Retirement Obligations,” at its estimated fair value in our financial statements at December 31, 2006. As security for performance of future obligations under these leases, including the conditional asset retirement obligation, we have pledged $2.4 million of our available-for-sale securities to secure letters of credit that serve as deposits. These amounts are classified as restricted investments in our balance sheets.

     As of December 31, 2006, approximately 26,250 square feet of our aggregate facilities is subleased to two separate corporate tenants not affiliated with Avigen. The sublease agreements run concurrent with the respective duration of our underlying lease term on each building.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

     At December 31, 2006, our future minimum commitments under non-cancelable facilities operating leases, net of sublease income, are a follows (in thousands):

	Minimum Lease	Sublease	Net Lease
	Commitments	Income	Commitments
Year ending December 31:
2007	$2,543	$(574)	$1,969
2008	2,007	(392)	1,615
2009	1,624	(253)	1,371
2010	1,543	(238)	1,305
2011 and thereafter	—	—	—
Total	$7,717	$(1,457)	$6,260

Expenses and income associated with operating leases and subleases were as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
Rent Expense	$2.6	$2.6	$2.6
Sublease income, net	(0.6)	(0.1)	—

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

   Subleases

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

   Other Commitments

     In the ordinary course of business, we enter into commitments to fund collaborative research and clinical work performed by third parties. While these contracts are cancelable, we expect the research studies and clinical work to be completed as defined in the terms of the agreements, and all amounts paid when due. At December 31, 2006, the estimated costs related to these commitments totaled approximately $3.8 million, all of which is expected to be paid within the next twelve to twenty-four months.

     As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at Avigen’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of the potential future indemnification is unlimited. However, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2006.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

     In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2006.

15. Income Taxes

     Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Net operating loss carryforwards	$43,200	$56,000
Research and development credits	3,300	7,600
Capitalized research and development	3,000	7,100
Depreciation	3,100	3,200
Capitalized patents	—	500
Other	3,500	3,300
Gross deferred tax assets	56,100	77,700
Valuation allowance	(56,100)	(77,700)
Net deferred tax assets	$—	$—

     No provision has been made for income taxes because we have incurred losses since our inception. Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, our deferred tax assets have been fully offset by a valuation allowance. Our valuation allowance decreased by $21.6 million for the year ended December 31, 2006 and increased by $6.8 million and $10.0 million, respectively, for the years ended December 31, 2005 and 2004.

     As of December 31, 2006, we had federal net operating loss carryforwards of $126.6 million and federal research and development tax credit carryforwards of $0.6 million, which will expire on various dates from 2008 through 2026. We also had state net operating loss carryforwards of $35.6 million which will expire on various dates from 2007 through 2016 and state research tax credits of $4.2 million, which carry forward indefinitely.

     Certain tax benefits resulting from employee stock option exercises are included in the deferred tax asset balance at December 31, 2005 as a component of our net operating loss carryforwards. The entire balance is offset by a valuation allowance. In accordance with FAS 123(R), we have excluded such tax benefits from our deferred tax assets at December 31, 2006. In the future, if and when such tax benefits are ultimately realized, the amount of excess tax benefit will be credited to additional paid-in capital in the statement of stockholders’ equity.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We conducted a full Internal Revenue Code (IRC) Section 382 study from our inception and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations. The limitation of our federal and state carryforwards associated with previous net operating losses and research credits and the associated reduction in our deferred tax assets, was offset by a reduction in our valuation allowance.

16. Condensed Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
(amounts in thousands except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenue	$103	$—	$—	$—
Net loss	(8,022)	(4,833)	(5,662)	(5,739)
Net loss per share, basic and diluted	(0.38)	(0.21)	(0.23)	(0.23)

	Year Ended December 31, 2005
	First	Second	Third	Fourth
(amounts in thousands except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenue	$9	$11	$4	$12,002
Net loss	(5,190)	(9,848)	(6,764)	7,106
Net loss per share, basic and diluted	(0.25)	(0.48)	(0.32)	0.34

     In December 2005, we entered into an agreement to assign to Genzyme Corporation rights to most of our AAV-based intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, and certain clinical-grade vector materials, and we no longer focus on the development of gene therapy-based therapeutics. Under the terms of the agreement, we received a non-refundable $12 million payment. We recognized the entire payment received as revenue in the fourth quarter of 2005. We did not receive any payments from Genzyme for any quarters in 2006.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e), as of December 31, 2006. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

     Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on these criteria.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Odenberg, Ullakko, Muranishi & Co. LLP, the independent registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2006, included in this Annual Report on Form 10-K, as stated in their report, a copy of which is included on the next page.

     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The Board of Directors and Stockholders of Avigen Inc.

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A, that Avigen, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avigen Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

     In our opinion, management’s assessment that Avigen, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Avigen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Avigen, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and for the period from inception (October 22, 1992) thru December 31, 2006, of Avigen, Inc. and our report dated March 14, 2007 expressed an unqualified opinion thereon. Our report, insofar as it relates to the amounts included for the period from October 22, 1992 to December 31, 2005, is based solely on the report of other auditors.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 14, 2007

Item 9B. Other Information

     During the fourth quarter ended December 31, 2006, we had no events that were required to be reported on Form 8-K but that were not filed to date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. The information required by this Item with respect to Directors, including information with respect to audit committee financial experts, is incorporated herein by reference from the information under the caption, “Proposal 1 - Election of Directors” appearing in the definitive Proxy Statement to be delivered to Avigen’s stockholders in connection with the solicitation of proxies for Avigen’s 2007 Annual Meeting of Stockholders to be held on May 30, 2007 (the “Proxy Statement”).

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

Item 11. Executive Compensation

     The information required by this Item is set forth in the Proxy Statement under the captions, “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” Such information is incorporated herein by reference.

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

     The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is set forth in the Proxy Statement under the caption “Equity Compensation Plan Information”. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     The information required by this Item is set forth in the Proxy Statement under the headings “Proposal 1 – Election of Directors” and “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information required by this Item is set forth in the Proxy Statement under the heading “Proposal [3] [to be confirmed]- Ratification of Selection of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Odenberg, Ullakko, Muranishi & Co. LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Audit Committee has approved our recurring engagements of non-audit services of Odenberg, Ullakko, Muranishi & Co. LLP for the preparation of tax returns, and tax advice in preparing for and in connection with such filings.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

     (3) Exhibits

Exhibit
Number	Exhibits
2.1	See Exhibit 10.58
3.1(1)	Amended and Restated Certificate of Incorporation
3.1.1(13)	Certificate of Amendment to Certificate of Incorporation
3.2 (1)	Restated Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
10.3 (2, 17)	1996 Equity Incentive Plan, as amended
10.4(1, 2)	Form of Incentive Stock Option Grant for 1996 Equity Incentive Plan
10.5(1, 2)	Form of Nonstatutory Stock Option Grant for 1996 Equity Incentive Plan
10.6(2, 14)	1996 Non-Employee Directors’ Stock Option Plan, as amended
10.7(2, 4)	1997 Employee Stock Purchase Plan
10.8(1, 2)	Form of Indemnification Agreement between Avigen and its directors and executive officers.
10.10(2, 5)	2000 Equity Incentive Plan
10.11(2, 12)	Form of Nonstatutory Stock Option Grant for 2000 Equity Incentive Plan
10.12(2, 7)	2006 Equity Incentive Plan
10.16(2, 24)	Form of Nonstatutory Stock Option Grant for 1996 Non-Employee Directors’ Stock Option Plan, as amended
10.17 (2, 25)	Compensation Agreements with Named Executive Officers
10.29(2, 6)	Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.
10.32(15)	Revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.33(15)	Letter Agreement to the revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.36(2, 8)	Management Transition Plan
10.41(10)	Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated February 29, 2000
10.45(13)	Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
10.46(13)	First Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
10.47(13)	Second Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.
10.49(16)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.
10.50(16)	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo Bank.
10.51(11, 23)	License Agreement, dated November 21, 2003, by and between University of Colorado and Avigen
10.52 (2, 22)	Separation Agreement dated March 8, 2004 between Avigen and John Monahan
10.53 (20)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2004
10.54 (20)	Amendment to Letter of Agreement to the revolving line of credit note signed June 1, 2004 with Wells Fargo Bank

Exhibit
Number	Exhibits
10.55 (2, 21)	Arrangement Regarding Non-Employee Director Compensation
10.56 (26)	Sublease Lease Agreement, dated November 4, 2005, between Pepgen Corporation and Avigen
10.57 (27)	Sublease Lease Agreement, dated November 29, 2005, between Advanced Cell Technology, Inc.
and Avigen
10.58 (9, 11)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and
Avigen
10.59 (9, 11)	License Agreement, dated January 12, 2006, by and between SDI Diagnostics International
LTD, a division of Sanochemia Pharmazeutika AG, and Avigen
10.60 (2, 9)	Separation Agreement, dated January 6, 2006, between Avigen and Thomas J. Paulson, together with Amendment No. 1 thereto dated February 3, 2006.
10.61 (18)	Common Stock Purchase Agreement, dated as of May 10, 2006, among Avigen and the purchasers.
10.62(28)	Offer Letter with Mr. Richard Wallace to become an Avigen Director
10.63	Offer Letter with Dr. Stephen Dilly to become an Avigen Director
10.64	Offer Letter with Dr. Jan Ohrstrom to become an Avigen Director
23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting
Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature pages hereto)
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1(19)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of
Title 18 of the United States Code (18 U.S.C. §1350)
____________________

Keys to Exhibits:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the SEC (Commission File No. 000-28272).

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-42210) filed with the SEC on July 25, 2000.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC (Commission File No. 000-28272).

(7)	Incorporated by reference from such document filed with the SEC as Appendix A to Avigen’s Proxy Statement filed with the SEC on April 20, 2006 (Commission File No. 000-28272).

(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on May 31, 2005 (Commission File No. 000-28272).

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272).

(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(11)	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2000, as filed with the SEC on September 27, 2000 (Commission File No. 000-28272).

(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-56274) filed with the SEC on June 22, 2004.

(15)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2001, as filed with the SEC on September 27, 2001 (Commission File No. 000-28272).

(16)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC (Commission File No. 000- 28272).

(17)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-90504) filed with the SEC on June 14, 2002.

(18)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC (Commission File No. 000- 28272).

(19)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(20)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC (Commission File No. 000- 28272).

(21)	Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Report on Form 8-K filed with the SEC on February 21, 2006 discussing such compensation (Commission File No. 000- 28272).

(22)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC (Commission File No. 000- 28272).

(23)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 15, 2004 (Commission File No. 000-28272).

(24)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 15, 2004 (Commission File No. 000-28272).

(25)	Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Reports on Form 8-K filed with the SEC on May 31, 2005 and January 5, 2007 (Commission File No. 000-28272).

(26)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on November 28, 2005 (Commission File No. 000-28272).

(27)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on December 16, 2005 (Commission File No. 000-28272).

(28)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on March 22, 2006 (Commission File No. 000-28272).

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIGEN, INC.

By:	/s/ KENNETH G. CHAHINE
Kenneth G. Chahine, J.D., Ph.D.
President and Chief Executive Officer

Dated: March 14, 2007

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

Signature	Title	Date

/s/ KENNETH G. CHAHINE	President, Chief Executive Officer and Director	March 14, 2007
Kenneth G. Chahine, J.D., Ph.D.	(Principal Executive Officer)

/s/ ANDREW A. SAUTER	Vice President, Finance	March 14, 2007
Andrew A. Sauter	(Principal Financial and Accounting Officer)

/s/ ZOLA HOROVITZ,	Chairman of the Board	March 14, 2007
Zola Horovitz, Ph.D.

/s/ YUICHI IWAKI	Director	March 14, 2007
Yuichi Iwaki, M.D., Ph.D.

/s/ JOHN K.A. PRENDERGAST	Director	March 14, 2007
John K.A. Prendergast, Ph.D.

/s/ DANIEL VAPNEK	Director	March 14, 2007
Daniel Vapnek, Ph.D.

/s/ RICHARD WALLACE	Director	March 14, 2007
Richard Wallace

/s/ STEPHEN DILLY	Director	March 14, 2007
Stephen Dilly, M.B.B.S., Ph.D.

/s/ JAN OHRSTROM	Director	March 14, 2007
Jan Ohrstrom, M.D.

EXHIBIT INDEX

Exhibit
Number	Exhibits
2.1	See Exhibit 10.58
3.1(1)	Amended and Restated Certificate of Incorporation
3.1.1(13)	Certificate of Amendment to Certificate of Incorporation
3.2 (1)	Restated Bylaws of the Registrant
4.1(1)	Specimen Common Stock Certificate
10.3 (2, 17)	1996 Equity Incentive Plan, as amended
10.4(1, 2)	Form of Incentive Stock Option Grant for 1996 Equity Incentive Plan
10.5(1, 2)	Form of Nonstatutory Stock Option Grant for 1996 Equity Incentive Plan
10.6(2, 14)	1996 Non-Employee Directors’ Stock Option Plan, as amended
10.7(2, 4)	1997 Employee Stock Purchase Plan
10.8(1, 2)	Form of Indemnification Agreement between Avigen and its directors and executive officers.
10.10(2, 5)	2000 Equity Incentive Plan
10.11(2, 12)	Form of Nonstatutory Stock Option Grant for 2000 Equity Incentive Plan
10.12(2, 7)	2006 Equity Incentive Plan
10.16(2, 24)	Form of Nonstatutory Stock Option Grant for 1996 Non-Employee Directors’ Stock Option
Plan, as amended
10.17 (2, 25)	Compensation Agreements with Named Executive Officers
10.29(2, 6)	Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.
10.32(15)	Revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.33(15)	Letter Agreement to the revolving line of credit note signed November 2, 2000 with Wells
Fargo Bank.
10.36(2, 8)	Management Transition Plan
10.41(10)	Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated February
29, 2000
10.45(13)	Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated
November 2, 2000.
10.46(13)	First Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and
Avigen, Inc., dated December 1, 2000.
10.47(13)	Second Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and
Avigen, Inc., dated February 12, 2001.
10.49(16)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.
10.50(16)	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo
Bank.
10.51(11, 23)	License Agreement, dated November 21, 2003, by and between University of Colorado and
Avigen
10.52 (2, 22)	Separation Agreement dated March 8, 2004 between Avigen and John Monahan
10.53 (20)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibits
10.54 (20)	Amendment to Letter of Agreement to the revolving line of credit note signed June 1, 2004 with Wells Fargo Bank
10.55 (2, 21)	Arrangement Regarding Non-Employee Director Compensation
10.56 (26)	Sublease Lease Agreement, dated November 4, 2005, between Pepgen Corporation and Avigen
10.57 (27)	Sublease Lease Agreement, dated November 29, 2005, between Advanced Cell Technology,
Inc. and Avigen
10.58 (9, 11)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and
Avigen
10.59 (9, 11)	License Agreement, dated January 12, 2006, by and between SDI Diagnostics International
LTD, a division of Sanochemia Pharmazeutika AG, and Avigen
10.60 (2, 9)	Separation Agreement, dated January 6, 2006, between Avigen and Thomas J. Paulson, together with Amendment No. 1 thereto dated February 3, 2006.
10.61 (18)	Common Stock Purchase Agreement, dated as of May 10, 2006, among Avigen and the purchasers.
10.62(28)	Offer Letter with Mr. Richard Wallace to become an Avigen Director
10.63	Offer Letter with Dr. Stephen Dilly to become an Avigen Director
10.64	Offer Letter with Dr. Jan Ohrstrom to become an Avigen Director
23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public
Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature pages hereto)
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1(19)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of
Title 18 of the United States Code (18 U.S.C. §1350)
____________________

Keys to Exhibits:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the SEC (Commission File No. 000-28272).

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-42210) filed with the SEC on July 25, 2000.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC (Commission File No. 000-28272).

(7)	Incorporated by reference from such document filed with the SEC as Appendix A to Avigen’s Proxy Statement filed with the SEC on April 20, 2006 (Commission File No. 000-28272).

(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on May 31, 2005 (Commission File No. 000-28272).

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272).

(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(11)	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2000, as filed with the SEC on September 27, 2000 (Commission File No. 000-28272).

(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-56274) filed with the SEC on June 22, 2004.

(15)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2001, as filed with the SEC on September 27, 2001 (Commission File No. 000-28272).

(16)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC (Commission File No. 000- 28272).

(17)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-90504) filed with the SEC on June 14, 2002.

(18)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC (Commission File No. 000- 28272).

(19)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(20)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC (Commission File No. 000- 28272).

(21)	Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Report on Form 8-K filed with the SEC on February 21, 2006 discussing such compensation (Commission File No. 000- 28272).

(22)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC (Commission File No. 000- 28272).

(23)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 15, 2004 (Commission File No. 000-28272).

(24)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 15, 2004 (Commission File No. 000-28272).

(25)	Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Reports on Form 8-K filed with the SEC on May 31, 2005 and January 5, 2007 (Commission File No. 000-28272).

(26)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on November 28, 2005 (Commission File No. 000-28272).

(27)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on December 16, 2005 (Commission File No. 000-28272).

(28)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on March 22, 2006 (Commission File No. 000-28272).