Form 10-K/A
period 2006-12-31
AVIGEN INC \DE
filed 2007-04-25
CIK 932903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-28272

________________

Avigen, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3647113
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1301 Harbor Bay Parkway
Alameda, California 94502
(Address of principal executive offices, including zip code)

(510) 748-7150
(Registrant’s telephone number, including area code)

________________

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.001 par value	Name of Each Exchange on Which Registered The Nasdaq Stock Market, Inc.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

____________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

AVIGEN, INC.

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Explanatory Note to Form 10-K Amendment No. 1

     This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) of Avigen, Inc. is being filed for the following purposes:

  To amend Item 1 of Part I to revise the disclosure under the caption “Patents and Intellectual Property” to make clarifying revisions, and to correct certain typographical errors.

  To amend Item 1A of Part I to revise the risk factor “Our success is partly dependent upon our ability to effectively protect our patents and proprietary rights, which we may not be able to do” and “We may not be able to patent certain formulations of our products in development and may need to rely on protections under the Hatch-Waxman Act to prevent generics from copying our product candidates” to provide enhanced disclosure.

  To amend Item 6 of Part II to correct a typographical error.

  To amend Item 14 of Part III to finalize the section heading of the cross-reference to Proposal 3 of the Proxy Statement.

  To amend Item 15 of Part IV and the Exhibit Index to remove the reference to the License Agreement, dated November 21, 2003, by and between the University of Colorado and Avigen, which should not have been included in Item 15 and the Exhibit Index.

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

     Prior to 2003, Avigen focused exclusively on building a product development portfolio of DNA-based drug delivery technologies, based primarily on adeno-associated virus, or AAV vectors we developed. Our efforts included significant investment in early stage research in the field of gene therapy, which led to our filing of three separate Investigational New Drug Applications, or INDs, and our initiation of three corresponding phase I or phase I/II clinical trials. In 2003, we began to pursue the development of non-gene therapy products to diversify our portfolio, which is now our focus. In December 2005, we entered into an agreement with Genzyme Corporation, whereby we assigned to Genzyme our rights to certain AAV-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, AAV-related contracts, and the use of previously manufactured clinical-grade vector materials. Under the terms of the agreement, we received a $12.0 million payment and could receive additional development milestones, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us. In addition, if Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the agreement, certain of the rights we assigned could revert back to Avigen at a future date.

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception primarily through public offerings and private placements of our equity securities.

Products in Development

AV650 — Neuromuscular spasm and spasticity

     We are developing AV650 in the North American market for the treatment of disabling neuromuscular spasticity and spasm under a license and supply agreement with SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG. AV650 is an orally administered centrally acting small molecule that is currently marketed by others for the treatment of neuromuscular spasm and spasticity in Europe and Asia. Because of AV650’s established record of successful use and safety in many international markets, Avigen is seeking to bring this product to the U.S. market to provide a fast-acting muscle relaxant with no evidence of sedation or alcohol interaction.

     In May 2006, we filed an IND, with the U.S. Food and Drug Administration, or FDA, and in June 2006, we announced that we had received approval from the FDA to commence an initial clinical trial of AV650. AV650 is a New Chemical Entity in the U.S.

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

     Under the terms of our license agreement, we acquired the North American rights to develop and market AV650 under Sanochemia’s relevant patent filings, as well as their clinical data relating to AV650. Sanochemia has also agreed to supply AV650 to us exclusively for the North American market.

AV411 — Neuropathic pain and other neurological disorders

     AV411 is being developed as a first-in-class oral therapy for the treatment of neuropathic pain and is based on an approved drug, ibudilast, that is currently marketed by others in Japan for a non-pain-related illness. AV411 is a New Chemical Entity in the U.S. and Europe. AV411 is part of our program to investigate glial attenuation as a novel approach to the treatment of neuropathic pain. Glial attenuation results from blocking or reversing the activation of specialized cells in the nervous system known as “glial cells”, which have been shown in preclinical models to release neurotransmitters that relay pain information to the spinal cord, as well as other substances that increase the excitability of pain-responsive nerve cells. Recent research has demonstrated that blocking the activation of glial cells can reverse neuropathic pain. Based on our research, we have filed for patents protecting the use of AV411 in multiple clinical indications, as well as for patents on analogs of AV411 which we believe have the potential to be effective second generation molecules.

     In June 2006, we announced that we had received approval to initiate a Phase IIa exploratory therapeutic clinical trial with AV411 at the Royal Adelaide Hospital in Adelaide, Australia to assess safety, tolerability and preliminary indication of efficacy in neuropathic pain patients. The Phase IIa trial is a placebo-controlled, double blind study primarily in patients suffering from diabetic neuropathy, a disease affecting the nervous system caused by diabetes. We began recruiting patients in the third quarter and intend to use our experience in this dose-escalating trial to improve the design of a larger U.S. clinical trial.

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

     Other indications: chemotherapeutic-induced neuropathy and morphine withdrawal. In connection with our development program, we have studied AV411 in multiple preclinical pain models and have observed promising efficacy for chemotherapeutic-induced neuropathy, a disease affecting the nervous system, as well as the potential for AV411 to counteract certain effects from morphine and other opioids with regard to symptoms of tolerance and withdrawal. Tolerance refers to the need of a patient to require ever-increasing doses to achieve relief from pain. Withdrawal refers to the serious effects of ending opioid therapy due to the addictive properties of the drug.

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

Gene Therapy Product Development Interests

     In connection with our agreement with Genzyme Corporation, we do not have any advisory or operational obligations to support the on-going development of gene therapy products. However, under the terms of the agreement, we retain an opportunity to receive additional revenues in connection with the potential successful development by Genzyme of gene therapy products based on technologies we originally developed. The additional revenues could be from milestone payments, sublicense fees and/or royalties. The potential for us to realize additional revenues under this agreement could extend through approximately 2020, depending on when the last of the patents issued on that issue and subject to the agreement expires. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the agreement, certain rights assigned to Genzyme under the agreement could revert back to Avigen at a future date.

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

     We also expect to rely on strategic relationships with third-party manufacturers of the compounds used for our product candidates. We believe that third-party suppliers, such as Sanochemia for AV650, can manufacture high quality drug substance and final drug products in a cost effective manner for use both in our clinical trials and for commercial sale. We believe these third-party suppliers are compliant with the FDA’s current Good Manufacturing Practices.

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

Marketing and Sales

     We have retained rights to commercialize our current portfolio of products, except that we only have the right to develop and market AV650 in the North America markets, and expect to build marketing and sales capabilities using our own resources. However, we currently do not have a marketing or sales staff. If we are successful in achieving FDA approval of any of our product candidates, we will need to build a commercial capability. There is no assurance that we will be able to build our own commercial organization with our current resources.

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

     The exclusive license that we feel is important to our future commercial interests in our development products is:

     Sanochemia. In January 2006, we entered into an agreement with Sanochemia for rights to develop and market AV650 in North America. We paid an initial license fee of $3 million and will make additional milestone and royalty payments based on the success of the parties’ development and commercialization of AV650. Additionally, we must pay to purchase the supply of AV650 formulations from Sanochemia. The license is exclusive for the duration of the patent and pending patent applications, should they issue. Under the agreement, we must be diligent in our development of one and under certain circumstances up to two formulations of AV650, and must purchase from Sanochemia, and Sanochemia must supply us exclusively with, our requirements of AV650 formulations for North America. We are reliant on this license to develop AV650.

     In addition, we have the following exclusive license:

     University of Colorado. In November, 2003, we entered into an agreement with the University of Colorado for rights to certain intellectual property related to the treatment of chronic pain with AV333. The license is exclusive for the duration of any issued patents embodying the licensed intellectual property, or until approximately 2023. Our license may convert to a non-exclusive license or may be terminated by the University of Colorado if we fail to meet our diligence obligations. Although our development of AV411 for neuropathic pain is not subject to the intellectual property underlying this agreement, we continue to explore the use of AV411 for additional indications in collaboration with the University of Colorado, and have expanded the scope of the agreement to incorporate additional intellectual property jointly developed by the two parties.

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

Gene Therapy-Related Patents

     In December 2005, we transferred the intellectual property rights, including in-licenses, for our AAV gene therapy-based products to Genzyme Corporation. Under the terms of the agreement, we assigned to Genzyme our rights to certain AAV-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, certain AAV-related contracts, and the use of previously manufactured clinical-grade vector materials. These intellectual property rights included 62 U.S. and international patents owned by us. However, if Genzyme fails to diligently pursue the commercialization and marketing of products using the assigned technology, as specified in the agreement, certain of the technology we assigned could revert back to Avigen at a future date, Under the terms of the agreement, Avigen received a $12 million payment and could receive  future milestone, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us.

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

Risks Related to Our Intellectual Property

Our success is partly dependent upon our ability to effectively protect our proprietary rights, which we may not be able to do
     Our success will depend to a significant degree on our ability to obtain patents and licenses to patent rights, preserve trade secrets, to obtain protection under the Hatch-Waxman Act for our products for which we are not able to obtain patent protection, as discussed below, and to operate without infringing on the proprietary rights of others. If we are not successful in these endeavors, our business will be substantially impaired.

     To date, we have filed a number of patent applications in the U.S. relating to technologies we have developed or co-developed. In addition, we have acquired licenses to one patent and certain pending patent applications. We cannot guarantee that patents will issue from these applications or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect our technologies.

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

     Certain of our product candidates use active compounds that do not have composition-of-matter patent protection. For example, in our AV650 program, the composition of matter patent on the active compound has expired. For that candidate, we intend to rely, if our patents issue, primarily on formulation and, potentially, use patent claims, combined with any available regulatory exclusivity, rather than more traditional composition-of-matter patent claims on the active ingredient itself. Formulation and use coverage may not be effective in preventing others from marketing the active compound in competition with us. As another example, in our AV411 program, the composition of matter patent on the active compound has also expired. We have filed and own patent applications on its use for the indications for which we are developing AV411. However, we cannot assure you that these patent applications, even if they one day issue as patents, will effectively prevent others from marketing the same drug for the indications currently claimed by our patent applications. We are aware that Medicinova is conducting preclinical studies and clinical trials for a product that contains the active compound contained in our AV411 product for use with multiple sclerosis.

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

We may not be able to patent certain formulations of our products in development and may not be able to obtain adequate protection under the Hatch-Waxman Act to prevent generics from copying our product candidates
     Certain of our products in development, including AV650 and AV411, are molecules that are in the public domain. While we are working to obtain patent protection for our formulations, manufacturing processes, and uses of these molecules, there is no guarantee that we will be able to do so. In cases where no patent protection can be obtained, limited regulatory exclusivity providing protection against generic competition can be obtained under the Hatch-Waxman Act if we are the first to obtain regulatory approval to market these compounds in the U.S. There is no guarantee that we will be able to do so. For example, Medicinova is conducting preclinical studies and clinical trials for a product that contains the active compound contained in our AV411 product for use with multiple sclerosis, and if Medicinova is able to obtain “new chemical entity” designation for this compound, it would limit the extent of the protection we might otherwise be able to obtain against generic competition under the Hatch-Waxman Act for AV411. Biotechnology or pharmaceutical companies with greater financial and personnel resources may be able to obtain regulatory approval to market one or more of these compounds prior to our obtaining such approval. Failure to obtain patent protection or regulatory exclusivity will adversely impact our ability to commercialize our products and realize a positive return on our investment.

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

PART II

Item 6. Selected Financial Data

     The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and the financial statements and related notes included in Item 8 of this report.

						Period
						from
						October 22,
						1992
						(inception)
Statement of Operations Data:						through
(in thousands, except share and	Year Ended December 31,					December 31,
per share amounts)	2006	2005	2004	2003	2002	2006
Revenue	$103	$12,026(1)	$2,195	$463	$57	$15,574
Operating expenses:
Research and development	15,219	13,775	19,344	21,805	24,809	156,499
General and administrative	8,860	8,264	8,367	7,399	8,146	69,314
Impairment loss related to long-
lived assets	450	6,130	—	—	—	6,580
In-license fees	3,000	—	—	—	—	8,034
Total operating expenses	27,529	28,169	27,711	29,204	32,955	240,427
Loss from operations	(27,426)	(16,143)	(25,516)	(28,741)	(32,898)	(224,853)
Interest expense	(467)	(323)	(209)	(250)	(278)	(3,170)
Interest income	3,002	1,682	1,905	3,282	5,569	31,994
Sublease income	565	67	—	—	—	632
Other income (expense), net	70	21	(103)	(65)	(132)	(134)

Net loss	$(24,256)	$(14,696)	$(23,923)	$(25,774)	$(27,739)	$(195,531)
Basic and diluted net loss per
common share	$(1.03)	$(0.71)	$(1.17)	$(1.28)	$(1.38)
Shares used in basic and diluted
net loss per common share
calculation	23,509,378	20,624,229	20,362,155	20,149,214	20,080,998

Balance Sheet Data:	Year Ended December 31,
(in thousands)	2006	2005	2004	2003	2002
Cash, cash equivalents, available-for-sale
securities, and restricted investments	$70,768	$70,388	$76,218	$98,878	$119,224
Working capital	59,467	59,649	63,873	86,051	107,398
Total assets	75,017	76,264	90,507	116,595	140,686
Long-term obligations	1,570	9,282	9,064	10,592	8,852
Deficit accumulated during development stage	(195,531)	(171,275)	(156,579)	(132,656)	(106,882)
Stockholders’ equity	63,477	65,464	79,875	103,886	130,057
____________________

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for a description of our assignment of rights to Genzyme Corporation, resulting in the generation of $12.0 million of revenue.

PART III

Item 14. Principal Accountant Fees and Services

     The information required by this Item is set forth in the Proxy Statement under the heading “Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

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

(3) Exhibits

Exhibit Number		Exhibits
2.1		See Exhibit 10.58
3	.1(1)	Amended and Restated Certificate of Incorporation
3	.1.1(13)	Certificate of Amendment to Certificate of Incorporation
3	.2(1)	Restated Bylaws of the Registrant
4	.1(1)	Specimen Common Stock Certificate
10	.3(2, 17)	1996 Equity Incentive Plan, as amended
10	.4(1, 2)	Form of Incentive Stock Option Grant for 1996 Equity Incentive Plan
10	.5(1, 2)	Form of Nonstatutory Stock Option Grant for 1996 Equity Incentive Plan
10	.6(2, 14)	1996 Non-Employee Directors’ Stock Option Plan, as amended
10	.7(2, 4)	1997 Employee Stock Purchase Plan
10	.8(1, 2)	Form of Indemnification Agreement between Avigen and its directors and executive officers.
10	.10(2, 5)	2000 Equity Incentive Plan
10	.11(2, 12)	Form of Nonstatutory Stock Option Grant for 2000 Equity Incentive Plan
10	.12(2, 7)	2006 Equity Incentive Plan
10	.16(2, 24)	Form of Nonstatutory Stock Option Grant for 1996 Non-Employee Directors’ Stock Option Plan, as amended
10	.17(2, 25)	Compensation Agreements with Named Executive Officers
10	.29(2, 6)	Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.
10	.32(15)	Revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10	.33(15)	Letter Agreement to the revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10	.36(2, 8)	Management Transition Plan
10	.41(10)	Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated February 29, 2000
10	.45(13)	Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
10	.46(13)	First Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
10	.47(13)	Second Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.
10	.49(16)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.
10	.50(16)	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo Bank.
10	.52(2, 22)	Separation Agreement dated March 8, 2004 between Avigen and John Monahan
10	.53(20)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2004
10	.54(20)	Amendment to Letter of Agreement to the revolving line of credit note signed June 1, 2004 with Wells Fargo Bank
10	.55(2, 21)	Arrangement Regarding Non-Employee Director Compensation
10	.56(26)	Sublease Lease Agreement, dated November 4, 2005, between Pepgen Corporation and Avigen
10	.57(27)	Sublease Lease Agreement, dated November 29, 2005, between Advanced Cell Technology, Inc. and Avigen
10	.58(9, 11)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
10	.59(9, 11)	License Agreement, dated January 12, 2006, by and between SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, and Avigen
10	.60(2, 9)	Separation Agreement, dated January 6, 2006, between Avigen and Thomas J. Paulson, together with Amendment No. 1 thereto dated February 3, 2006.

Exhibit Number		Exhibits
10	.61(18)	Common Stock Purchase Agreement, dated as of May 10, 2006, among Avigen and the purchasers.
10	.62(28)	Offer Letter with Mr. Richard Wallace to become an Avigen Director
10.63		Offer Letter with Dr. Stephen Dilly to become an Avigen Director
10.64		Offer Letter with Dr. Jan Ohrstrom to become an Avigen Director
23.1		Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on the signature pages hereto)
31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	.1(19)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

Keys to Exhibits:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the SEC (Commission File No. 000-28272).

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-42210) filed with the SEC on July 25, 2000.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC (Commission File No. 000-28272).

(7)	Incorporated by reference from such document filed with the SEC as Appendix A to Avigen’s Proxy Statement filed with the SEC on April 20, 2006 (Commission File No. 000-28272).

(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on May 31, 2005 (Commission File No. 000-28272).

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272).

(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the SEC (Commission File No. 000-28272).

(11)	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2000, as filed with the SEC on September 27, 2000 (Commission File No. 000-28272).

(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-56274) filed with the SEC on June 22, 2004.

(15)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2001, as filed with the SEC on September 27, 2001 (Commission File No. 000-28272).

(16)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC (Commission File No. 000-28272).

(17)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-90504) filed with the SEC on June 14, 2002.

(18)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC (Commission File No. 000-28272).

(19)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(20)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC (Commission File No. 000-28272).

(21)	Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Report on Form 8-K filed with the SEC on February 21, 2006 discussing such compensation (Commission File No. 000-28272).

(22)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC (Commission File No. 000-28272).

(24)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 15, 2004 (Commission File No. 000-28272).

(25)	Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Reports on Form 8-K filed with the SEC on May 31, 2005 and January 5, 2007 (Commission File No. 000-28272).

(26)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on November 28, 2005 (Commission File No. 000-28272).

(27)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on December 16, 2005 (Commission File No. 000-28272).

(28)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on March 22, 2006 (Commission File No. 000-28272).

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIGEN, INC.

By:	/s/ ANDREW A. SAUTER
Andrew A. Sauter
Vice President, Finance

Dated: April 25, 2007

EXHIBIT INDEX TO 10-K

Exhibit Number		Exhibits
2.1		See Exhibit 10.58
3	.1(1)	Amended and Restated Certificate of Incorporation
3	.1.1(13)	Certificate of Amendment to Certificate of Incorporation
3	.2(1)	Restated Bylaws of the Registrant
4	.1(1)	Specimen Common Stock Certificate
10	.3(2, 17)	1996 Equity Incentive Plan, as amended
10	.4(1, 2)	Form of Incentive Stock Option Grant for 1996 Equity Incentive Plan
10	.5(1, 2)	Form of Nonstatutory Stock Option Grant for 1996 Equity Incentive Plan
10	.6(2, 14)	1996 Non-Employee Directors’ Stock Option Plan, as amended
10	.7(2, 4)	1997 Employee Stock Purchase Plan
10	.8(1, 2)	Form of Indemnification Agreement between Avigen and its directors and executive officers.
10	.10(2, 5)	2000 Equity Incentive Plan
10	.11(2, 12)	Form of Nonstatutory Stock Option Grant for 2000 Equity Incentive Plan
10	.12(2, 7)	2006 Equity Incentive Plan
10	.16(2, 24)	Form of Nonstatutory Stock Option Grant for 1996 Non-Employee Directors’ Stock Option Plan, as amended
10	.17(2, 25)	Compensation Agreements with Named Executive Officers
10	.29(2, 6)	Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.
10	.32(15)	Revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10	.33(15)	Letter Agreement to the revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10	.36(2, 8)	Management Transition Plan
10	.41(10)	Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated February 29, 2000
10	.45(13)	Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
10	.46(13)	First Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
10	.47(13)	Second Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.
10	.49(16)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.
10	.50(16)	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo Bank.
10	.52(2, 22)	Separation Agreement dated March 8, 2004 between Avigen and John Monahan
10	.53(20)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2004
10	.54(20)	Amendment to Letter of Agreement to the revolving line of credit note signed June 1, 2004 with Wells Fargo Bank
10	.55(2, 21)	Arrangement Regarding Non-Employee Director Compensation
10	.56(26)	Sublease Lease Agreement, dated November 4, 2005, between Pepgen Corporation and Avigen
10	.57(27)	Sublease Lease Agreement, dated November 29, 2005, between Advanced Cell Technology, Inc. and Avigen
10	.58(9, 11)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
10	.59(9, 11)	License Agreement, dated January 12, 2006, by and between SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, and Avigen
10	.60(2, 9)	Separation Agreement, dated January 6, 2006, between Avigen and Thomas J. Paulson, together with Amendment No. 1 thereto dated February 3, 2006.

Exhibit Number		Exhibits
10	.61(18)	Common Stock Purchase Agreement, dated as of May 10, 2006, among Avigen and the purchasers.
10	.62(28)	Offer Letter with Mr. Richard Wallace to become an Avigen Director
10.63		Offer Letter with Dr. Stephen Dilly to become an Avigen Director
10.64		Offer Letter with Dr. Jan Ohrstrom to become an Avigen Director
23.1		Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on the signature pages hereto)
31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	.1(19)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

Keys to Exhibits:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the SEC (Commission File No. 000-28272).

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-42210) filed with the SEC on July 25, 2000.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC (Commission File No. 000-28272).

(7)	Incorporated by reference from such document filed with the SEC as Appendix A to Avigen’s Proxy Statement filed with the SEC on April 20, 2006 (Commission File No. 000-28272).

(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on May 31, 2005 (Commission File No. 000-28272).

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272).

(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the SEC (Commission File No. 000-28272).

(11)	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2000, as filed with the SEC on September 27, 2000 (Commission File No. 000-28272).

(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-56274) filed with the SEC on June 22, 2004.

(15)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2001, as filed with the SEC on September 27, 2001 (Commission File No. 000-28272).

(16)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC (Commission File No. 000-28272).

(17)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-90504) filed with the SEC on June 14, 2002.

(18)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC (Commission File No. 000-28272).

(19)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(20)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC (Commission File No. 000-28272).

(21)	Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Report on Form 8-K filed with the SEC on February 21, 2006 discussing such compensation (Commission File No. 000-28272).

(22)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC (Commission File No. 000-28272).

(24)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 15, 2004 (Commission File No. 000-28272).

(25)	Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Reports on Form 8-K filed with the SEC on May 31, 2005 and January 5, 2007 (Commission File No. 000-28272).

(26)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on November 28, 2005 (Commission File No. 000-28272).

(27)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on December 16, 2005 (Commission File No. 000-28272).

(28)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on March 22, 2006 (Commission File No. 000-28272).

EXHIBIT INDEX TO 10-K/A

Exhibit Number	Exhibits
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a)