Form 10-Q
period 2007-03-31
AVIGEN INC \DE
filed 2007-05-10
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

     The number of outstanding shares of the registrant’s Common Stock as of May 4, 2007, was 29,147,761 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended March 31, 2007

INDEX

PART I. FINANCIAL INFORMATION
		PAGE

Item 1.	Financial Statements (unaudited)	3
	Condensed Balance Sheets at March 31, 2007 and December 31, 2006	3
	Condensed Statements of Operations -
	For the three months ended March 31, 2007 and 2006 and the period from
	October 22, 1992 (inception) through March 31, 2007	4
	Condensed Statements of Cash Flows -
	For the three months ended March 31, 2007 and 2006 and the period from
	October 22, 1992 (inception) through March 31, 2007	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

SIGNATURES		33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31,	December 31,
	2007	2006
	(Unaudited)	Note 1
ASSETS
Current assets:
Cash and cash equivalents	$506	$1,815
Available-for-sale securities	55,146	58,525
Restricted investments - current	8,000	8,000
Accrued interest	598	652
Prepaid expenses and other current assets	491	445
Total current assets	64,741	69,437
Restricted investments	2,428	2,428
Property and equipment, net	2,323	2,709
Deposits and other assets	376	443
Total assets	$69,868	$75,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,467	$1,137
Accrued compensation and related expenses	489	833
Loan payable - current	8,000	8,000
Total current liabilities	9,956	9,970
Deferred rent and other liabilities	1,518	1,570
Total liabilities	11,474	11,540
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 50,000,000 shares authorized,
25,137,131 and 25,116,131 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	25	25
Additional paid-in capital	259,675	259,115
Accumulated other comprehensive loss	(11)	(132)
Deficit accumulated during development stage	(201,295)	(195,531)
Total stockholders' equity	58,394	63,477
Total liabilities and stockholders' equity	$69,868	$75,017

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

			Period from
			October 22,
			1992
			(inception)
	Three Months Ended		through
	March 31,		March 31,
	2007	2006	2007
Revenue	$-	$103	$15,574
Operating expenses:
Research and development	4,353	3,001	160,852
General and administrative	2,263	2,815	71,577
Impairment loss related to long-lived
assets	-	-	6,580
In-license fees	-	3,000	8,034
Total operating expenses	6,616	8,816	247,043
Loss from operations	(6,616)	(8,713)	(231,469)
Interest expense	(119)	(102)	(3,289)
Interest income	807	567	32,801
Sublease income	149	141	781
Other income (expense), net	15	85	(119)

Net loss	$(5,764)	$(8,022)	$(201,295)

Basic and diluted net loss per common share	$(0.23)	$(0.38)

Shares used in basic and diluted net loss per
common share calculation	25,121,420	20,915,099

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			October 22,
			1992
			(inception)
	Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007
Operating Activities
Net cash used in operating activities	$(4,874)	$(6,998)	$(163,938)

Investing Activities
Purchases of property and equipment	(21)	(27)	(28,652)
Proceeds from disposal of property and equipment	-	135	373
Increase in restricted investments	-	-	(10,428)
Purchases of available-for-sale securities	(15,532)	(25,724)	(896,353)
Maturities of available-for-sale securities	19,032	21,913	841,197
Net cash provided by (used in) investing activities	3,479	(3,703)	(93,863)
Financing Activities
Proceeds from long-term obligations	-	-	10,133
Proceeds from warrants and options exercised	86	130	15,447
Proceeds from issuance of common stock, net of
issuance costs and repurchases	-	-	224,973
Other financing activities	-	-	7,754
Net cash provided by financing activities	86	130	258,307
Net (decrease) increase in cash and cash equivalents	(1,309)	(10,571)	506
Cash and cash equivalents, beginning of period	1,815	11,510	-
Cash and cash equivalents, end of period	$506	$939	$506

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Unaudited Interim Financial Statements

     The accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results reported for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2007. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007.

     The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. Actual results could differ materially from those estimates.

     Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007 and the impact on our financial statements was not material.

     In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the potential impact of adopting this Statement.

     In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115.” FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. This statement provides companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the potential impact of adopting this Statement.

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

     During the three-month periods ended March 31, 2007 and 2006, respectively, share-based compensation expense has been recognized for all our share-based compensation plans as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Research and development	$(183)	$(140)
General and administrative	(291)	(307)
Share-based compensation expense before taxes	(474)	(447)
Related income tax benefits	-	-
Share-based compensation expense	$(474)	$(447)

     Since we have cumulative operating losses as of March 31, 2007 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements during the three-month periods ended March 31, 2007 and 2006, respectively.

     As of March 31, 2007, Avigen had stock options outstanding to employees, nonemployee directors, and consultants under three share-based compensation plans; however, only the 2006 Incentive Stock Option Plan (“2006 Plan”) was available for future grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders, had a ten-year duration and were terminated on March 29, 2006. The 2006 Plan was approved by stockholders in May 2006 and represented an amendment and restatement of the 2000 Equity Incentive Plan (“2000 Plan”) which was adopted by Avigen’s Board of Directors in June 2000. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan.

     In general, the outstanding options under these plans were granted at a price equal to the fair market value of our stock on the date of grant with a term of 10 years. Grants under the 2006 Plan and 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments. As of March 31, 2007, we had an aggregate of 4,486,424 shares of our common stock reserved for issuance under these plans subject to outstanding awards and 2,440,042 shares available for future grants of share-based awards under the 2006 Plan.

     The following table summarizes option activity with regard to all stock options:

	Outstanding Options
		Weighted-
	Number of	Average Exercise
	Shares	Price per Share
Outstanding at December 31, 2006	4,090,674	$9.36
Granted	427,000	$5.60
Exercised	(21,000)	$4.10
Canceled	(10,250)	$5.41
Outstanding at March 31, 2007	4,486,424	$9.03

     The fair value of our employee stock options were estimated under the Black-Scholes option valuation model which uses the weighted average assumptions shown in the table below. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination patterns and option exercise behavior; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	0.5928	0.6168
Risk free interest rate	4.60%	4.55%
Expected life of options in years	4.5	3.69
Expected dividend yield	0%	0%

     The following table summarizes information with regard to total stock options outstanding under all stock option plans at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted-
Range of Exercise	Number	Contractual	Exercise	Number	Average Exercise
Prices	Of Shares	Life	Price	Of Shares	Price
$2.00 - $3.25	456,133	7.41	$2.99	235,508	$2.97
3.29 - 3.53	636,570	6.32	$3.44	446,349	$3.45
3.63 - 5.06	177,100	7.73	$4.07	97,524	$4.04
5.06 - 5.06	719,168	8.90	$5.06	231,155	$5.06
5.26 - 5.41	538,600	8.15	$5.34	141,756	$5.36
5.44 - 5.55	477,000	9.57	$5.51	31,775	$5.55
5.57 - 8.53	467,400	5.75	$7.09	329,149	$7.51
8.88 - 14.63	534,703	3.20	$13.83	534,703	$13.83
15.44 - 40.75	459,750	2.39	$33.58	459,750	$33.58
47.63 - 47.63	20,000	2.86	$47.63	20,000	$47.63
$2.00 - $47.63	4,486,424	6.62	$9.03	2,527,669	$12.26

     Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant. The weighted average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $2.93 per share and $2.47 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was approximately $59,000 and $84,000, respectively. The total intrinsic value of options outstanding and options exercisable at March 31, 2007 was $6.2 million and $3.0 million, respectively. The weighted average remaining contractual life of options exercisable at March 31, 2007 was 4.8 years.

     As of March 31, 2007, there was approximately $3.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.2 years.

     As of March 31, 2007, we had 4.2 million outstanding stock options that had vested or are expected to vest with a weighted average exercise price of $9.35, a weighted average remaining contractual term of 6.4 years and an aggregate intrinsic value of $5.7 million.

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

   Restricted Investments

     At March 31, 2007 and December 31, 2006, $8.0 million and $2.4 million were classified as restricted investments in current and non-current assets, respectively. The total of our current and non-current restricted investments at the end of each period represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain liabilities at the end of each period.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of March 31, 2007 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$506	$-	$-	$506
Corporate debt securities	28,863	9	(37)	28,835
Federal agency obligations	17,444	15	(17)	17,442
Asset-backed and other securities	18,928	28	(8)	18,948
Treasury obligations	350	-	(1)	349
Total	$66,091	$52	$(63)	$66,080
Amounts reported as:
Cash and cash equivalents	$506	$-	$-	$506
Restricted investments	10,428	-	-	10,428
Available for sale securities	55,157	52	(63)	55,146
Total	$66,091	$52	$(63)	$66,080

     The weighted average maturity of our investment portfolio at March 31, 2007 was 347 days, with $35.7 million carrying an effective maturity of less than twelve months, and $30.4 million carrying an effective maturity between one and three years.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2006 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$1,815	$-	$-	$1,815
Corporate debt securities	28,465	6	(73)	28,398
Federal agency obligations	23,438	8	(58)	23,388
Asset-backed and other securities	16,432	9	(19)	16,422
Treasury obligations	750	-	(5)	745
Total	$70,900	$23	$(155)	$70,768
Amounts reported as:
Cash and cash equivalents	$1,815	$-	$-	$1,815
Restricted investments	10,428	-	-	10,428
Available for sale securities	58,657	23	(155)	58,525
Total	$70,900	$23	$(155)	$70,768

     The weighted average maturity of our investment portfolio at December 31, 2006 was 338 days, with $36.6 million carrying an effective maturity of less than twelve months, and $34.2 million carrying an effective maturity between one and three years.

     Net realized losses were approximately $6,000 and $2,000 for the three months ended March 31, 2007 and 2006, respectively.

     At March 31, 2007 and December 31, 2006, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
March 31, 2007	Losses	Value	Losses	Value
Corporate debt securities	$(26)	$13,260	$(11)	$7,447
Federal agency obligations	(10)	4,634	(7)	2,190
Asset-backed and other securities	(8)	4,182	-	-
Treasury obligations	(1)	349	-	-
Total	$(45)	$22,425	$(18)	$9,637

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2006	Losses	Value	Losses	Value
Corporate debt securities	$(38)	$9,024	$(36)	$11,925
Federal agency obligations	(42)	12,097	(15)	3,782
Asset-backed and other securities	(14)	7,684	(5)	2,495
Treasury obligations	(5)	745	-	-
Total	$(99)	$29,550	$(56)	$18,202

     The gross unrealized losses reported above for March 31, 2007 and December 31, 2006 were caused by general rises in market interest rates from the respective purchase date of these securities through the end of those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

4. License Agreement – Sanochemia Pharmazeutika AG

     In January 2006, we entered into a license agreement with SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG (Sanochemia). Under the terms of the agreement, Avigen received an exclusive license to develop and market certain formulations of the compound tolperisone in North America. This compound is the active pharmaceutical ingredient in our product candidate, AV650, for the treatment of spasticity and neuromuscular spasm. Under the terms of the agreement, Avigen paid Sanochemia $3.0 million in initial license costs and is required to make additional future payments upon the achievement of successful clinical and regulatory product development milestones and following regulatory approval to make royalty payments on sales. Avigen and Sanochemia have also entered into a long-term supply agreement under which Sanochemia will manufacture, and Avigen will purchase for additional cost, the AV650 product for Avigen’s clinical and commercial supply. The $3.0 million initial payment was nonrefundable, does not include any significant future performance requirements by Sanochemia, and the licensed compound does not have an alternative future use to Avigen beyond the AV650 product. As such, we recognized the entire initial payment as in-license fee expense during the three month period ended March 31, 2006 and expect that any future payments we make under the terms of the agreement will also be recorded as in-license fee expense.

5. Severance Expense

     In January 2006, our Chief Financial Officer resigned from Avigen. In connection with his resignation, Avigen agreed to pay severance benefits including base salary for a period of one year and continued health benefits for up to twelve months. In addition, Avigen agreed to modify outstanding stock options held by the executive to allow for six months of additional vesting and an extended period to exercise all vested stock options for up to two years. As a result of this separation and the related modification of outstanding stock options held by the executive, we recognized a severance expense of approximately $288,000 and a non-cash, share-based compensation charge of approximately $108,000 for the three-month period ended March 31, 2006.

6. Comprehensive Loss

     Components of other comprehensive loss, including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive loss.

	Three Months Ended
(Amounts in thousands)	March 31,
	2007	2006
Net loss	$(5,764)	$(8,022)
Net unrealized gain on available-for-sale securities	121	6
Comprehensive loss	$(5,643)	$(8,016)

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

	Three Months Ended
	March 31,
	2007	2006
Potential dilutive stock options outstanding	481,331	116,409
Outstanding securities excluded from the potential dilutive
common shares calculation (1)	3,077,312	2,872,123

(1)	For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the Nasdaq Global Market for the period.

8. Stockholder’s Equity

     During the three month period ended March 31, 2007, we received $86,000 in cash proceeds related to the exercise of stock options for 21,000 shares of common stock.

     As of March 31, 2007, we had one warrant outstanding for 15,000 shares of our common stock with an exercise price equal to $6.50. The warrant was issued in March 2004 as partial consideration for the acquisition of some intellectual property rights used in our research and development activities and has a ten-year term.

9. Income Taxes

     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are currently being carried forward. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

     We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2007.

10. Subsequent Event – Common Stock Offering

     On May 1, 2007, we sold 3,974,000 shares of our common stock in an underwritten offering to selected institutional investors pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-47680) and pursuant to a registration statement on Form S-3 (Registration No. 333-142373) under Rule 462(b). We sold the shares of common stock at a negotiated purchase price of $6.94 per share, for gross proceeds of $27.6 million. Net proceeds were $25.7 million, after underwriting discounts and offering expenses. We granted the underwriters an option to purchase up to an additional 596,000 shares of our common stock to cover overallotments, if any, until May 31, 2007, at $6.94 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis of financial conditions and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007, as amended by our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on April 25, 2007.

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

     In March 2007, we announced that we had received approval from the U.S. Food and Drug Administration to initiate a Phase II clinical trial in the U.S. to assess the safety, tolerability, and initial efficacy of AV650 in spinal cord injury patients suffering from spasticity. This study will also assess the lack of sedation experienced by subjects in the trial at doses up to the levels approved in Europe.

     In February 2007, we announced that we had completed a safety and tolerability study, also with the Royal Adelaide Hospital in Australia. The trial was conducted with dose levels of AV411 above the prescribed dosage levels used in Asia for other indications and will be used by us to guide the development of AV411 for neuropathic pain. The study enrolled 18 healthy adult volunteers under a double blind, placebo-controlled format. In the study, two subjects ceased study medications as a result of nausea and vomiting; however, no dose-limiting or dose-related increases in adverse events were reported.

     Also in February 2007, data from AV411 was highlighted in an article about pain published online by the Cambridge University Press journal “Neuron Glia Biology,” which showed that in animal models, AV411 prevents, or attenuates, the hyperactivation of glia, thus relieving painful sensation.

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to complete clinical trials. We expect our source of revenue, if any, for the next several years to consist of payments under the Genzyme agreement, under which we assigned to Genzyme our rights to certain gene-therapy related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, some gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials, and collaborative arrangements with third parties, government grants, and non-gene therapy-related license fees. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability. At March 31, 2007 we had an accumulated deficit of $201.3 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $66.1 million. We believe that our capital resources at March 31, 2007, in addition to the proceeds provided by the stock offering in April 2007, subsequent to the close of the three-month period ended March 31, 2007, will be adequate to fund our operating needs for approximately the next two to three years.

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

     We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements. These policies are consistent with those presented in our Annual Report on Form 10-K for the period ended December 31, 2006.

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

     We recognize revenue associated with up-front license, technology access and research and development funding payments under collaborative agreements ratably over the relevant periods specified in the agreements, generally the development phase. This development phase can be defined as a specified period of time, however, in some cases, the collaborative agreement specifies a development phase that culminates with milestone objectives but does not have a fixed date and requires us to estimate the time period over which to recognize this revenue. Our estimated time periods are based on management's estimate of the time required to achieve a particular development milestone considering the projected level of effort and current stage of development. If our estimate of the development-phase time period changes, the amount of revenue we recognize related to up-front payments for a given period will accelerate or decrease accordingly. For example, in March 2003, we received a $2.5 million payment from Bayer under the terms of a collaboration agreement for a gene therapy product candidate for hemophilia. The revenue associated with the payment was being recognized ratably over the development phase, which was initially estimated to be five years. In May 2004, we suspended subject enrollment in the phase I clinical trial for this product candidate and, as a result, ended the development phase for this product candidate and recognized as revenue $2.0 million, constituting the portion of the $2.5 million payment not previously recognized as revenue.

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

     In addition, when management commits to holding individual securities until maturity in order to avoid the recognition of an other-than-temporary impairment, those securities would no longer be classified as available-for-sale. In addition, management would evaluate such securities to determine whether the security, based on the remaining duration until its scheduled maturity, should be identified as a current or long-term asset. As of March 31, 2007, management had not designated any individual securities as held-to-maturity for the purposes of avoiding an other-than-temporary impairment.

Impairment of property and equipment

     We have invested significant amounts on construction for improvements to leased facilities we use for our research and development activities, with the largest portion of our spending made to modify manufacturing facilities that are intended to comply with requirements of government mandated manufacturing rules for pharmaceutical production. Management assesses whether the carrying value of long-lived assets is impaired whenever events or changes in circumstances indicate that the asset may not be fully recoverable. We recognize an impairment loss when the total of the estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value or appraised value, as appropriate. If we judge the value of our long-lived assets to be impaired, we write down the cost basis of the property and equipment to fair value and include the amount of the write down in our net loss. In determining whether the value of our property and equipment is impaired, management considers:

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

     The determination of whether the value of our property and equipment is impaired requires significant judgment, and could have a material impact on our balance sheet and results of operations. In 2005, we determined that the scope of our research and development activities had changed such that we would not effectively utilize certain portions of our leased facilities that had been designed to support our gene therapy programs. After considering alternative uses for these spaces, we decided it was not cost effective to re-engineer the rooms representing approximately 40,000 square feet of manufacturing, laboratory, and office space under lease through May 2008 and approximately 11,000 square feet of similar space we have under lease through November 2010. We determined we would maximize our potential cost savings by subleasing the properties. Based on market conditions for rental property at the time of the reduction in the scope of our research and development activities, and our subsequent completion of sublease agreements for approximately 26,000 square feet, we did not expect to fully recover the value invested in leasehold improvements and equipment, and reduced our net carrying value for these assets to their then current fair value, resulting in an impairment loss for the year ended December 31, 2005 of approximately $6.1 million. This impairment loss does not impact our cash flows and primarily represents an acceleration of depreciation charges that would have been recognized over the subsequent three and five year lease periods.

     Under the terms of our building lease that expires in May 2008, we may be required, at our landlord’s sole discretion, to remove, reconfigure or otherwise alter some improvements we have made to the facility. We determine the fair value of asset retirement obligations based on our assessment of a range of possible settlement dates and amounts. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities. This obligation existed in prior years, but was not considered material to our financial statements. As a result of a change in estimate in December 2006, we remeasured the fair value of this contingent asset retirement obligation and recognized a liability for $450,000. In order to evaluate the sensitivity of the fair value calculations in measuring the obligation, we applied a hypothetical 10% increase to the expected future costs underlying the fair value calculation. This hypothetical increase would have caused a comparable increase in the retirement charge. The recognition of this liability would have resulted in an adjustment to the carrying value of the underlying long-lived assets. However, in June 2005, these leasehold improvements were determined to be impaired and written-off with a charge to our net loss. Since there was no carrying value of the underlying assets at December 31, 2006, the recognition of our asset retirement obligation resulted in an additional charge in 2006 to impairment loss related to long-lived assets. As of March 31, 2007, there were no material changes in our expectations with regard to this obligation, therefore, we did not recognize any additional expenses. Upon settlement of the obligation, we will recognize any difference between the cost to retire the asset and the liability recorded as an increase or decrease to operating expenses in our statement of operations in the year of settlement.

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

Results of Operations

     Revenue

	Three Months Ended
(In thousands, except percentages)	March 31,
	2007	2006
Revenue	$-	$103
Percentage decrease over prior period	n/a

     No revenues were reported for the three months ended March 31, 2007 compared to $103,000 for the three months ended March 31, 2006. 2006 revenue represented income from our participation with the University of Colorado on a grant that was funded by the National Institutes of Health.

     Research and Development Expenses

     We maintain a small staff level of approximately 35 employees and sublease portions of our leased operating facilities to reduce our overhead costs. In addition, we use external resources to optimize the pace and cost of development of our product candidates. As a result, our current business model reduces our exposure to fixed costs for manufacturing staff and facilities and gives us more control over the strategic timing and application of our resources.

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

     The costs associated with these two primary functions of our research and development activities approximate the following (in thousands, except percentages):

			Percentage
	Three Months Ended March 31,		increase 2007
	2007	2006	over 2006
Research and preclinical development	$2,442	$2,309	6%
Clinical development	1,911	692	176%
Total research and development expenses	$4,353	$3,001	45%

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

     As of December 31, 2006, we revised the estimated depreciable life on some leasehold improvements with a remaining carrying value of $1.2 million. As a result of this change, we expect to depreciate the remaining carrying value of these assets over the estimated remaining term on our underlying building operating lease, which expires in May 2008. We expect this change in estimate to increase our research and preclinical development depreciation expense for these items by $0.5 million and $0.2 million in 2007 and 2008, respectively.

Research and preclinical development

			Percentage
			increase
(In thousands, except percentages)	Three Months Ended March 31,		(decrease) 2007
	2007	2006	over 2006
Personnel-related	$484	$480	1%
Share-based compensation	136	80	70%
External research and development	703	628	12%
Depreciation	367	275	33%
Other expenses including facilities overhead	752	846	(11%)
Total research and preclinical development expenses	$2,442	$2,309	6%

     The increase in our total research and preclinical development expenses for the three months ended March 31, 2007, compared to the same period in 2006, of $133,000, was primarily due to changes in costs for the following:

  higher depreciation expenses of $92,000, as a result of the December 31, 2006 decrease in estimated depreciable life of certain leasehold improvements,

  higher expenditures for external research and development services from third-party service providers of $75,000, primarily related to an increase in external preclinical animal studies and scientific consulting work to support the progress of our lead product candidates, AV411 and AV650, and higher non-cash expenses of $56,000 for share-based compensation in compliance with FAS 123(R),

  partially offset by,

  lower other expenses of $94,000, primarily due to lower travel-related expenses and facilities overhead.

Clinical development

			Percentage
			(decrease)
(In thousands, except percentages)	Three Months Ended March 31,		increase 2007
	2007	2006	over 2006
Personnel-related	$381	$381	-
Share-based compensation	47	60	(22%)
External clinical development	1,345	164	720%
Other expenses including facilities overhead	138	87	59%
Total clinical development expenses	$1,911	$692	176%

The increase of $1.2 million in our total clinical development expenses for the three months ended March 31, 2007, compared to the same period in 2006, was primarily due to higher expenditures for external clinical development services from third-party suppliers associated with the preparation, initiation and ongoing support of our clinical trials for AV650 and AV411.

     Total research and development expenses for the three months ended March 31, 2007 were within management’s expectations. If we are successful in our efforts to develop our product candidates, including the costs of supporting multiple clinical trials in 2007 and thereafter, we expect our total research and development spending in future periods to rise.

     General and Administrative Expenses

			Percentage
(In thousands, except percentages)	Three Months Ended March 31,		decrease 2007
	2007	2006	over 2006
Personnel-related	$815	$942	(13%)
Share-based compensation	291	307	(5%)
Severance	-	288	(100%)
Legal and professional fees	310	358	(13%)
Facilities, depreciation and other allocated expenses	847	920	(8%)
Total general and administrative expenses	$2,263	$2,815	(20%)

     The decrease in our total general and administrative expenses for the three months ended March 31, 2007, compared to the same period in 2006, of $552,000, was primarily due to changes in costs for the following:

  $288,000 lower severance expenses largely due to the resignation of our former CFO in January 2006,

  $127,000 lower personnel-related expenses, reflecting lower recruitment costs and a slightly lower average staff level, partially offset by higher average salaries in the first quarter of 2007, and

  $48,000 lower legal and professional fees, primarily due to a decrease in costs related to the audits of our financial statements and management’s assessment of internal control.

     We expect our current level of general and administrative expenses to continue in 2007. However, if we are successful in our efforts to develop our product candidates, we expect general and administrative spending levels may increase to connection with the changing needs of the company.

     In-license Fees

	Three Months Ended
(In thousands, except percentages)	March 31,
	2007	2006
In-license fees	$ -	$3,000

     In January 2006, we entered into a license agreement and paid Sanochemia a fee of $3.0 million as consideration for an exclusive license to develop and market proprietary formulations of the compound tolperisone, which we have named AV650, for the North American market. We did not enter into any in-license agreements in the first quarter of 2007.

     Interest Income

	Three Months Ended
(In thousands, except percentages)	March 31,
	2007	2006
Interest income	$ 807	$567
Percentage change over prior period	42%

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The increase in interest income for the three months ended March 31, 2007, as compared to the same period in 2006, was primarily due to the higher average outstanding balance of our total portfolio during the 2007 period, reflecting the $19.4 million net proceeds from the private placement completed in May 2006, as well as the increase in average yield earned on the portfolio.

Recently Issued Accounting Standards

     See Note 1, “Unaudited Interim Financial Statements - Recent Accounting Pronouncements,” in the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on Avigen, which discussion is incorporated by reference here.

Deferred Income Tax Assets

     In accordance with FAS 109, “Accounting for Income Taxes,” we have calculated a deferred tax asset based on the potential future tax benefit we may be able to realize in future periods as a result of the significant tax losses experienced since our inception. However, the value of such deferred tax asset must be calculated using the tax rates expected to apply to the taxable income in the years in which such income occurs. Since we have no history of earnings, and cannot reliably predict when we might create taxable income, if at all, we have recorded a valuation allowance for the full amount of our calculated deferred tax asset.

Liquidity and Capital Resources

     Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Between May 1996, the date of our initial public offering, and March 2007, we raised $207 million from private placements and public offerings of our common stock and warrants to purchase our common stock.

     Subsequent to the close of the three-month period ended March 31, 2007, we sold shares of common stock in an underwritten offering to selected institutional investors which raised approximately $27.6 million in gross proceeds, as reported in the Notes to Condensed Financial Statements under “Subsequent Event – Common Stock Offering.”

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

     At March 31, 2007, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $66.1 million, compared to approximately $70.8 million at December 31, 2006. At March 31, 2007 and December 31, 2006, $10.4 million of restricted assets were pledged to secure some current and long-term liabilities. At March 31, 2007 and December 31, 2006, the portion of our investment portfolio pledged as collateral, which we refer to as restricted investments, includes $10.0 million for our line of credit and approximately $428,000 for letters of credit which serve as security deposits on a building lease. The classification of $8.0 million of these restricted investments as current assets at March 31, 2007 results from the classification of the related loan payable, which is due in June 2007, as a current liability. Since the remaining liabilities represent deposits that are associated with our building leases which are not scheduled to expire in less than twelve months, the remaining restricted investments are classified as long-term. Our restricted investments would not be considered a current source of additional liquidity.

     As of March 31, 2007, our commitments under leases and other obligations, net of scheduled cost recoveries under sublease agreements, were not materially different from that reported as of December 31, 2006. As of December 31, 2006, we had net commitments under leases and other obligations totaling approximately $18.0 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007.

     Operating Activities. Net cash used in operating activities was $4.9 million during the three months ended March 31, 2007, and was primarily used to support our internal research and development activities, as well as preclinical studies and clinical trials performed by third parties and general and administrative expenses. The level of cash used in operating activities during this quarter was in line with management’s expectations.

     Investing and Financing Activities. Net cash provided by investing and financing activities during the three months ended March 31, 2007 was $3.5 million and $86,000, respectively. The cash provided by investing activities consisted primarily of sales and maturities of available-for-sale securities, net of purchases. The cash provided by financing activities consisted of proceeds from the exercise of stock options during the period.

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that by keeping our staff level low and continuing to consolidate our operations and sublease additional portions of our current facilities, and with the proceeds provided by the stock offering in April 2007, subsequent to the close of the three-month period ended March 31, 2007, our financial resources will be adequate to fund our projected operating needs for approximately two to three years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

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

  the costs of sales, marketing and commercialization activities; and

  other factors which may not be within our control.

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

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of March 31, 2007, we had an accumulated deficit of $201.3 million. Developing new compounds will require significant additional research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire and complete development of proposed products, and to obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

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

     We are aware that other companies are conducting preclinical studies and clinical trials for products that could compete with products we intend to acquire or develop. See "Item 1. Business -- Competition" of our Annual Report on Form 10-K for the year-ended December 31, 2006, as amended by our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 25, 2007, for a more detailed discussion of the competition we face.

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

We may need to secure additional financing to acquire and complete the development and commercialization of our products

     At March 31, 2007 we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $66.1 million. We anticipate that our existing capital resources as of March 31, 2007, in addition to the proceeds provided by the stock offering in April 2007, subsequent to the close of the three-month period ended March 31, 2007, will be adequate to fund our needs for approximately two to three years. However, beyond that, or earlier if we are successful in pursuing additional indications for compounds in our portfolio or acquiring additional product candidates, we may require additional funding to complete the research and development activities currently contemplated, to acquire new products, and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

  the costs of sales, marketing and commercialization activities; and

  other factors which may not be within our control.

     We will need to obtain additional funding prior to the time, if any, that we are able to market any product candidates. We cannot assure our investors that we will be able to enter into financing arrangements on acceptable terms or at all. Without additional funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

We expect to depend on third parties to manufacture compounds for our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our business, financial condition and results of operations could be harmed

We intend to use third parties to manufacture active pharmaceutical ingredients and supplies for our product candidates. For example, we rely entirely on Sanochemia to manufacture and supply to us AV650 for both clinical and commercial supply. We have entered into an exclusive arrangement with them for this. We have no experience in manufacturing small molecule compounds and do not have any manufacturing facilities. If we are unable to enter into supply and processing contracts with third party manufacturers or processors for our other product candidates, or even if we are able to enter into supply and processing contracts, if Sanochemia or such other manufacturers or processors are unable to or do not satisfy our requirements, or if disputes arise between us and our suppliers, we may experience a supply interruption and we may incur additional cost and delay in the clinical development or commercialization of our products. If we are required to find an additional or alternative source of supply, there may be additional cost and delay in the development or commercialization of our products. Furthermore, with AV650, under certain conditions specified in the contract, Sanochemia is required to establish secondary sources. In this and any future exclusive supply contracts for our full requirements, we are or will be particularly reliant on our suppliers. Additionally, the FDA inspects all commercial manufacturing facilities before approving a New Drug Application for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass the FDA inspection, our clinical trials, the potential approval and eventual commercialization of our products may be delayed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, have not changed significantly. We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their March 31, 2007 levels, we estimate that the fair value of our securities portfolio would decline by approximately $593,000 compared to our estimated exposure of $613,000 at December 31, 2006, primarily due to the reduction in size of our overall portfolio.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of March 31, 2007. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     As of May 1, 2007, we were not involved in any legal proceedings.

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

     The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A, filed with the SEC on April 25, 2007,have not substantively changed. We have updated these risk factors to include financial information as of March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     The following exhibits are included herein:

Exhibit Number		Exhibits
2.	1(4)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
3.	1(1)	Amended and Restated Certificate of Incorporation
3.	1.1(2)	Certificate of Amendment to Certificate of Incorporation
3.	2(1)	Restated Bylaws of the Registrant
4.	1(1)	Specimen Common Stock Certificate
10.	63(5)	Offer Letter with Dr. Stephen Dilly to become an Avigen Director
10.	64(5)	Offer Letter with Dr. Jan Ohrstrom to become an Avigen Director
31.	1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.	2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.	1(3)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000-28272).

(3)

This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(4)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(5)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007 (Commission File No. 000-28272).

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIGEN, INC.

Date: May 9, 2007	By:	/s/ KENNETH G. CHAHINE
Kenneth G. Chahine
Chief Executive Officer and President

Date: May 9, 2007	By:	/s/ ANDREW A. SAUTER
Andrew A. Sauter
Vice President, Finance

EXHIBIT INDEX
Exhibit Number		Exhibits
2.	1(4)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
3.	1(1)	Amended and Restated Certificate of Incorporation
3.	1.1(2)	Certificate of Amendment to Certificate of Incorporation
3.	2(1)	Restated Bylaws of the Registrant
4.	1(1)	Specimen Common Stock Certificate
10.	63(5)	Offer Letter with Dr. Stephen Dilly to become an Avigen Director
10.	64(5)	Offer Letter with Dr. Jan Ohrstrom to become an Avigen Director
31.	1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.	2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.	1(3)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(3)

This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(4)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(5)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007 (Commission File No. 000-28272).