Form 10-Q
period 2007-06-30
AVIGEN INC \DE
filed 2007-08-08
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

     The number of outstanding shares of the registrant’s Common Stock as of August 2, 2007, was 29,622,191 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended June 30, 2007

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30,	December 31,
	2007	2006
	(Unaudited)	Note 1
ASSETS
Current assets:
Cash and cash equivalents	$12,016	$1,815
Available-for-sale securities	67,093	58,525
Restricted investments – current	428	8,000
Accrued interest	690	652
Prepaid expenses and other current assets	964	445
Total current assets	81,191	69,437
Restricted investments	10,000	2,428
Property and equipment, net	1,947	2,709
Deposits and other assets	412	443
Total assets	$93,550	$75,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,825	$1,137
Accrued compensation and related expenses	574	833
Loan payable – current	-	8,000
Total current liabilities	2,399	9,970
Long-term loan payable	8,000	-
Deferred rent and other liabilities	1,480	1,570
Total liabilities	11,879	11,540
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 and 50,000,000
shares authorized, 26,612,984 and 25,116,131 shares issued
and outstanding, at June 30, 2007 and December 31, 2006, respectively	30	25
Additional paid-in capital	288,909	259,115
Accumulated other comprehensive loss	(144)	(132)
Deficit accumulated during development stage	(207,124)	(195,531)
Total stockholders' equity	81,671	63,477
Total liabilities and stockholders' equity	$93,550	$75,017

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

					Period
					from
					October
					22, 1992
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		through

					June 30,
	2007	2006	2007	2006	2007
Revenue	$-	$-	$-	$103	$15,574

Operating expenses:
Research and development	4,845	3,551	9,198	6,552	165,697
General and administrative	2,073	1,971	4,336	4,786	73,650
Impairment loss related to long-lived assets	-		-	-	6,580
In-license fees	-	-	-	3,000	8,034
Total operating expenses	6,918	5,522	13,534	14,338	253,961
Loss from operations	(6,918)	(5,522)	(13,534)	(14,235)	(238,387)
Interest expense	(119)	(112)	(238)	(214)	(3,408)
Interest income	1,029	724	1,836	1,291	33,830
Sublease income	182	141	331	282	963
Other income (expense), net	(3)	(64)	12	21	(122)

Net loss	$(5,829)	$(4,833)	$(11,593)	$(12,855)	$(207,124)

Basic and diluted net loss per common share	$(0.21)	$(0.21)	$(0.44)	$(0.59)

Shares used in basic and diluted net
loss per common share calculation	27,427,033	23,014,205	26,267,944	21,959,027

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			October 22,
			1992
	Six Months Ended		(inception)
	June 30,		through
			June 30,
	2007	2006	2007
Operating Activities
Net cash used in operating activities	$(10,063)	$(10,395)	$(169,127)

Investing Activities
Purchases of property and equipment	(48)	(56)	(28,679)
Proceeds from disposal of property and equipment	50	142	423
Increase in restricted investments	-	-	(10,428)
Purchases of available-for-sale securities	(72,457)	(76,479)	(953,278)

Maturities of available-for-sale securities	63,877	63,057	886,042
Net cash used by investing activities	(8,578)	(13,336)	(105,920)
Financing Activities
Proceeds from long-term obligations	-	-	10,133
Proceeds from warrants and options exercised	318	451	15,679
Proceeds from issuance of common stock, net of issuance costs and repurchases	28,524	19,353	253,497
Other financing activities	-	-	7,754
Net cash provided by financing activities	28,842	19,804	287,063
Net increase (decrease) in cash and cash equivalents	10,201	(3,927)	12,016
Cash and cash equivalents, beginning of period	1,815	11,510	-
Cash and cash equivalents, end of period	$12,016	$7,583	$12,016

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Unaudited Interim Financial Statements

     The accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results reported for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2007. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007.

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

     In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which is effective for fiscal years beginning after December 15, 2007. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. We are currently evaluating the potential impact of adopting this standard.

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

     During the three and six months ended June 30, 2007 and 2006, respectively, share-based compensation expense has been recognized for all our share-based compensation plans as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Research and development	$(185)	$(151)	$(368)	$(291)
General and administrative	(296)	(209)	(587)	(516)
Share-based compensation expense before taxes	(481)	(360)	(955)	(807)
Related income tax benefits	-	-	-	-
Share-based compensation expense, net	$(481)	$(360)	$(955)	$(807)

     Since we have cumulative operating losses as of June 30, 2007 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements during the three- and six-month periods ended June 30, 2007 and 2006, respectively.

     As of June 30, 2007, Avigen had stock options outstanding to employees, nonemployee directors, and consultants under three share-based compensation plans; however, only the 2006 Incentive Stock Option Plan (“2006 Plan”) was available for future grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders, had a ten-year duration and were terminated on March 29, 2006. The 2006 Plan was approved by stockholders in May 2006 and represented an amendment and restatement of the 2000 Equity Incentive Plan (“2000 Plan”) which was adopted by Avigen’s Board of Directors in June 2000. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan.

     In general, the outstanding options under these plans were granted at a price equal to the fair market value of our stock on the date of grant with a term of 10 years. Grants under the 2006 Plan and 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments. As of June 30, 2007, we had an aggregate of 4,460,064 shares of our common stock reserved for issuance under these plans subject to outstanding awards and 2,368,668 shares available for future grants of share-based awards under the 2006 Plan.

     The following table summarizes option activity with regard to all stock options:

	Outstanding Options
		Weighted-
	Number of	Average Exercise
	Shares	Price per Share
Outstanding at December 31, 2006	4,090,674	$9.36
Granted	427,000	$5.60
Exercised	(21,000)	$4.10
Canceled	(10,250)	$5.41
Outstanding at March 31, 2007	4,486,424	$9.03
Granted	130,834	$6.72
Exercised	(62,662)	$3.71
Canceled	(94,532)	$4.86
Outstanding at June 30, 2007	4,460,064	$9.13

     The fair value of our employee stock options were estimated under the Black-Scholes option valuation model which uses the weighted average assumptions shown in the table below. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based primarily on analyses of historical employee termination patterns and option exercise behavior; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected volatility	0.5428	0.5779	0.5811	0.6130
Risk free interest rate	4.76%	4.99%	4.64%	4.59%
Expected life of options in years	4.5	3.6	4.5	3.7
Expected dividend yield	0%	0%	0%	0%

     The following table summarizes information with regard to total stock options outstanding under all stock option plans at June 30, 2007:

		Options Outstanding	Options Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted-
Range of Exercise	Number	Contractual	Exercise	Number	Average Exercise
Prices	Of Shares	Life	Price	Of Shares	Price
$2.00 - $3.31	448,863	6.72	$3.00	276,238	$3.01
3.38 - 3.53	576,520	5.82	$3.44	430,837	$3.45
3.63 - 5.06	177,100	6.78	$4.07	115,543	$4.03
5.06 - 5.06	687,918	8.65	$5.06	281,316	$5.06
5.26 - 5.41	481,851	7.66	$5.34	191,769	$5.36
5.44 - 5.55	477,000	9.32	$5.51	67,105	$5.53
5.57 - 8.53	596,359	6.00	$7.02	336,337	$7.49
8.88 - 14.63	534,703	2.24	$13.83	534,703	$13.83
15.44 - 40.75	459,750	1.46	$33.58	459,750	$33.58
47.63 - 47.63	20,000	2.61	$47.63	20,000	$47.63
$2.00 - $47.63	4,460,064	6.09	$9.13	2,713,598	$11.76

     Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant. The weighted average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $3.03 per share and $2.48 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was approximately $259,000 and $276,000, respectively. The total intrinsic value of options outstanding and options exercisable at June 30, 2007 was $4.8 million and $2.7 million, respectively. The weighted average remaining contractual life of options exercisable at June 30, 2007 was 4.3 years.

     As of June 30, 2007, there was approximately $3.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.1 years.

     As of June 30, 2007, we had 4.1 million outstanding stock options that had vested or are expected to vest with a weighted average exercise price of $9.48, a weighted average remaining contractual term of 5.8 years and an aggregate intrinsic value of $4.4 million.

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

     Restricted Investments

     At June 30, 2007, $428,000 and $10.0 million were classified as restricted investments in current and non-current assets, respectively. At December 31, 2006, $8.0 million and $2.4 million were classified as restricted investments in current and non-current assets, respectively. The total of our current and non-current restricted investments at the end of each period represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain liabilities at the end of each period. The change in classification of $7.6 million of current restricted investments to non-current assets at June 30, 2007 represents the net impact of extending the repayment period on our outstanding borrowings of $8.0 million through November 2009, and therefore the restricted investments pledged in connection with these borrowings were reclassified to non-current assets, offset by the reclassification of restricted investments of $428,000 to current assets associated with our letter of credits in connection with the scheduled expiration of our underlying 1201 building lease in May 2008.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of June 30, 2007 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$12,016	$-	$-	$12,016
Corporate debt securities	29,744	2	(75)	29,671
Federal agency obligations	12,927	-	(33)	12,894
Asset-backed and other securities	34,994	12	(50)	34,956
Total	$89,681	$14	$(158)	$89,537
Amounts reported as:
Cash and cash equivalents	$12,016	$-	$-	$12,016
Restricted investments	10,428	-	-	10,428
Available for sale securities	67,237	14	(158)	67,093
Total	$89,681	$14	$(158)	$89,537

     The weighted average maturity of our investment portfolio at June 30, 2007 was 334 days, with $49.4 million carrying an effective maturity of less than twelve months, and $40.1 million carrying an effective maturity between one and three years.

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

     Net realized gain was approximately $1,000 for the six months ended June 30, 2007 and net realized loss was approximately $2,000 for the six months ended June 30, 2006.

     At June 30, 2007 and December 31, 2006, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Matures in Less Than		Matures in 12 Months
	12 Months		or Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
June 30, 2007	Losses	Value	Losses	Value
Corporate debt securities	$(13)	$10,893	$(63)	$15,144
Federal agency obligations	(6)	5,130	(27)	7,764
Asset-backed and other securities	(19)	13,215	(30)	12,069
Total	$(38)	$29,238	$(120)	$34,977

	Matures in Less Than		Matures in 12 Months
	12 Months		or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2006	Losses	Value	Losses	Value
Corporate debt securities	$(38)	$9,024	$(36)	$11,925
Federal agency obligations	(42)	12,097	(15)	3,782
Asset-backed and other securities	(14)	7,684	(5)	2,495
Treasury obligations	(5)	745	-	-
Total	$(99)	$29,550	$(56)	$18,202

     The gross unrealized losses reported above for June 30, 2007 and December 31, 2006 were caused by general rises in market interest rates from the respective purchase date of these securities through the end of those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

4. Long Term Loan Payable

     Effective June 1, 2007, we renewed our credit facility with Wells Fargo Bank, National Association (the “Bank”) to extend the expiration date until November 30, 2009. Under the terms of the credit facility, as renewed, the Bank agrees to provide a Loan Commitment through November 30, 2009, not to exceed the aggregate principal amount of $8.0 million, the proceeds of which shall be used to refinance Avigen’s outstanding borrowings under its expiring line of credit and, accordingly, is classified as long-term loans payable. Also under the terms of the credit facility, as renewed, Avigen may from time to time during the term of the Loan Commitment partially or wholly repay any outstanding borrowings, provided that amounts repaid may not be reborrowed, and that the outstanding principal balance of the Loan Commitment shall be due and payable in full on November 30, 2009. In addition, the Bank will separately maintain Avigen’s currently outstanding standby letters of credit in the amounts of $2.0 million and $427,670 pursuant to the terms required under Avigen’s building operating leases that expire in November 2010 and May 2008, respectively, and are issued in favor of the respective property owners.

5. License Agreement – Sanochemia Pharmazeutika AG

     In January 2006, we entered into a license agreement with SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG (Sanochemia). Under the terms of the agreement, Avigen received an exclusive license to develop and market certain formulations of the compound tolperisone in North America. This compound is the active pharmaceutical ingredient in our product candidate, AV650, for the treatment of spasticity and neuromuscular spasm. Under the terms of the agreement, Avigen paid Sanochemia $3.0 million in initial license costs and is required to make additional future payments upon the achievement of successful clinical and regulatory product development milestones and following regulatory approval to make royalty payments on sales. Avigen and Sanochemia have also entered into a long-term supply agreement under which Sanochemia will manufacture, and Avigen will purchase for additional cost, the AV650 product for Avigen’s clinical and commercial supply. The $3.0 million initial payment was nonrefundable, does not include any significant future performance requirements by Sanochemia, and the licensed compound does not have an alternative future use to Avigen beyond the AV650 product. As such, we recognized the entire initial payment as in-license fee expense during the three-month period ended March 31, 2006 and expect that any future payments we make under the terms of the agreement will also be recorded as in-license fee expense.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(5,829)	$(4,833)	$(11,593)	$(12,855)
Net unrealized loss on available-for-sale securities	(133)	(17)	(12)	(11)
Comprehensive loss	$(5,962)	$(4,850)	$(11,605)	$(12,866)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Potential dilutive stock options outstanding	548,546	367,926	504,803	249,497
Outstanding securities excluded from the potential
dilutive common shares calculation (1)	2,326,224	2,669,864	3,054,811	2,607,571

(1)	For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the Nasdaq Global Market for the period.

9. Stockholders’ Equity

     On April 26, 2007, we sold 3,974,000 shares of our common stock in an underwritten offering to selected institutional investors pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-47680) and pursuant to a registration statement on Form S-3 (Registration No. 333-142373) under Rule 462(b). We sold the shares of common stock at a negotiated purchase price of $6.94 per share. Under the terms of the underwriting agreement, we granted the underwriters an option to purchase additional shares to cover over-allotments, if any, until May 31, 2007. On May 24, 2007, the underwriters purchased an additional 439,191 shares of our common stock. Total cash proceeds for the stock offering, including over-allotments, was $28.5 million, net of underwriter discounts and other issuance costs.

     During the six-month period ended June 30, 2007, we received $318,000 in cash proceeds related to the exercise of stock options for 83,662 shares of common stock.

     As of June 30, 2007, we had one warrant outstanding for 15,000 shares of our common stock with an exercise price equal to $6.50. The warrant was issued in March 2004 as partial consideration for the acquisition of some intellectual property rights used in our research and development activities and has a ten-year term.

10. Income Taxes

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

     We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any interest expense recognized for the period ended June 30, 2007.

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

     This Quarterly Report on Form 10-Q contains forward-looking statements, which include, but are not limited to, statements of our expectations regarding our future financial results, and statements about future events and results regarding our drug development programs, clinical trials, sources of revenue, receipt of regulatory approvals, our expectations related to savings in personnel costs and facilities overhead attributable to our workforce reduction and subleasing of portions of our operating facilities, our expectations regarding future levels of research and development expenses and general and administrative expenses, our expectations related to our need to obtain additional funding to support the anticipated future needs of our research and development activities, and our estimates of the fair value of our securities portfolio at assumed market interest rates. In some cases, you can identify forward-looking statements by such terms as “may,” “might,” “can,” “will,” “should,” “could,” “would,” “expect,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “predict,” “potential,” “if” and similar expressions which imply that the statements relate to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss the risks we believe are most important in greater detail under the heading “Risk Relating to our Business” below and elsewhere in this report. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q. We undertake no obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

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

     In February 2007, we announced that we had completed a safety and tolerability study of AV411 with the Royal Adelaide Hospital in Australia. The trial was conducted with dose levels of AV411 above the prescribed dosage levels used in Asia for other indications and will be used by us to guide the development of AV411 for neuropathic pain. The study enrolled 18 healthy adult volunteers under a double blind, placebo-controlled format. In the study, two subjects ceased study medications as a result of nausea and vomiting; however, no dose-limiting or dose-related increases in adverse events were reported. We continue to enroll subjects in a Phase IIa exploratory therapeutic clinical trial of AV411 in Australia and expect to complete the trial by the end of 2007.

     In March 2007, we announced that we had received approval from the U.S. Food and Drug Administration, the FDA, to initiate a Phase II clinical trial in the U.S. to assess the safety, tolerability, and initial efficacy of AV650 in spinal cord injury patients suffering from spasticity. This study will also assess the lack of sedation experienced by subjects in the trial.

     In April 2007, we completed an underwritten offering of our common stock with selected institutional investors. In May 2007, the underwriters exercised a 30-day option to purchase additional shares to cover over-allotments. In connection with this transaction, we sold approximately 4.4 million shares of our common stock at a negotiated purchase price of $6.94 per share for total cash proceeds of $28.5 million, net of underwriter discounts and other issuance costs.

     In July 2007, we announced that we had modified the clinical trial protocol to increase the number of subjects enrolled in our Phase II clinical trial of AV650 to provide a more robust assessment of the efficacy of the drug at a total daily dose of 450 mg, the level currently approved in Europe.

     Also in July 2007, we announced that we had completed a drug-drug-interaction study of AV650 with healthy adult volunteers. The trial was conducted under a double-blind, placebo-controlled format. The study found the drug to be favorably tolerated, with no significant clinical adverse events.

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to complete clinical trials. We expect our source of revenue, if any, for the next several years to consist of payments under the Genzyme agreement, under which we assigned to Genzyme our rights to certain gene-therapy related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, some gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials, and collaborative arrangements with third parties, government grants, and non-gene therapy-related license fees. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability. At June 30, 2007 we had an accumulated deficit of $207.1 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $89.5 million. We believe that our capital resources at June 30, 2007, will be adequate to fund our operating needs for approximately the next two to three years.

Critical Accounting Policies and Significant Judgments and Estimates

     Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, valuation of investments in financial instruments, impairment of property and equipment, recognition of research and development expenses and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     In addition, when management commits to holding individual securities until maturity in order to avoid the recognition of an other-than-temporary impairment, those securities would no longer be classified as available-for-sale. In addition, management would evaluate such securities to determine whether the security, based on the remaining duration until its scheduled maturity, should be identified as a current or long-term asset. As of June 30, 2007, management had not designated any individual securities as held-to-maturity for the purposes of avoiding an other-than-temporary impairment.

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

     Under the terms of our building lease that expires in May 2008, we may be required, at our landlord’s sole discretion, to remove, reconfigure or otherwise alter some improvements we have made to the facility. We determine the fair value of asset retirement obligations based on our assessment of a range of possible settlement dates and amounts. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities. As a result of a change in estimate in December 2006, we remeasured the fair value of this contingent asset retirement obligation and recognized a liability for $450,000. In order to evaluate the sensitivity of the fair value calculations in measuring the obligation, we applied a hypothetical 10% increase to the expected future costs underlying the fair value calculation. This hypothetical increase would have caused a comparable increase in the retirement charge. The recognition of this liability would have resulted in an adjustment to the carrying value of the underlying long-lived assets. However, in June 2005, these leasehold improvements were determined to be impaired and written-off with a charge to our net loss. Since there was no carrying value of the underlying assets at December 31, 2006, the recognition of our asset retirement obligation resulted in an additional charge in 2006 to impairment loss related to long-lived assets. As of June 30, 2007, there were no material changes in our expectations with regard to this obligation. Upon settlement of the obligation, we will recognize any difference between the cost to retire the asset and the liability recorded as an increase or decrease to operating expenses in our statement of operations in the year of settlement.

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

Results of Operations

     Revenue

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$-	$-	$-	$103
Percentage decrease over prior period	n/a		n/a

     No revenues were reported for the three and six months ended June 30, 2007 or the three months ended June 30, 2006. We recognized revenues of $103,000 for the six months ended June 30, 2006 in connection with our participation with the University of Colorado on a grant that was funded by the National Institutes of Health.

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

     Our research and development expenses can be divided into two primary functions, costs to support research and preclinical development and costs to support preparation for and implementation of human clinical trials. Research and preclinical development costs include activities associated with general research and exploration, animal studies, and in-house and independent third-party validation testing of potential acquisition or in-license drug candidates. Clinical development costs include activities associated with preparing for regulatory approvals, maintaining regulated and controlled processes, purchasing manufactured drug substances for use in human clinical trials, and supporting subject enrollment and subject administration within clinical trials.

     The costs associated with these two primary functions of our research and development activities approximate the following (in thousands, except percentages):

			Percentage			Percentage
			increase			increase
	Three Months Ended		(decrease)	Six Months Ended		(decrease)
	June 30,		over prior	June 30,		over prior
	2007	2006	year	2007	2006	year
Research and preclinical
development	$2,380	$2,673	(11%)	$4,822	$4,982	(3%)
Clinical development	2,465	878	181%	4,376	1,570	179%
Total research and
development expenses	$4,845	$3,551	36%	$9,198	$6,552	40%

     Because a significant percentage of our research and development resources contribute to multiple development programs, the majority of our costs are not directly attributed to individual development programs. Decisions regarding our project management and resource allocation are primarily based on interpretations of scientific data, rather than cost allocations. Our estimates of costs between research and preclinical development and clinical development activities are primarily based on staffing roles within our research and development departments. As such, costs allocated to specific projects may not necessarily reflect the actual costs of those efforts and, therefore, we do not generally evaluate actual costs-incurred information on a project-by-project basis. In addition, we are unable to estimate the future costs to completion for any specific projects.

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

Reclassifications

     We have reclassified certain prior period amounts within Research and preclinical development expenses, Clinical development expenses, and General and administrative expenses to conform to our current period’s presentation. The reclassifications had no impact on our financial condition, results of operations, or the net cash flow from operating activities reported on our statement of cash flow.

Research and preclinical development

			Percentage			Percentage
			increase			increase
	Three Months Ended		(decrease)	Six Months Ended		(decrease)
	June 30,		over prior	June 30,		over prior
	2007	2006	year	2007	2006	year
(In thousands, except percentages)

Personnel-related	$474	$469	1%	$958	$949	1%
Share-based compensation	130	97	34%	266	177	50%
External research and
development	750	1,032	(27%)	1,453	1,660	(12%)
Depreciation	367	271	36%	734	546	34%
Other expenses including facilities
overhead	659	804	(18%)	1,411	1,650	(15%)
Total research and preclinical
development expenses	$2,380	$2,673	(11%)	$4,822	$4,982	(3%)

     The decrease in our total research and preclinical development expenses for the three- and six-month periods ended June 30, 2007, compared to the same periods in 2006, of $293,000 and $160,000, respectively, were primarily due to changes in costs for the following:

  lower expenditures for external research and development services from third-party providers of $282,000 and $207,000, respectively, primarily related to the completion of external preclinical animal studies associated with our lead drug candidates, AV411 and AV650, as both programs transitioned into the clinical development phase in late 2006, and lower facilities and other allocated expenses of $145,000 and $239,000, respectively, primarily due to lower travel-related expenses and facilities overhead,

     partially offset by,

  higher depreciation expenses of $96,000 and $188,000, respectively, as a result of the December 31, 2006 decrease in estimated depreciable life of certain leasehold improvements, and higher non-cash expenses of $33,000 and $89,000, respectively, for the recognition of share-based compensation in compliance with FAS 123(R).

     Clinical development

						Percentage
			Percentage			increase
	Three Months Ended		increase	Six Months Ended		(decrease)
	June 30,		over prior	June 30,		over prior
	2007	2006	year	2007	2006	year
(In thousands, except percentages)

Personnel-related	$348	$319	9%	$729	$700	4%
Share-based compensation	55	54	2%	102	114	(10%)
External clinical development	1,926	393	389%	3,271	557	487%
Other expenses including facilities
overhead	136	112	20%	274	199	37%
Total clinical development
expenses	$2,465	$878	181%	$4,376	$1,570	179%

     The increase in our total clinical development expenses for the three- and six-month periods ended June 30, 2007 of $1.6 million and $2.8 million, respectively, compared to the same periods in 2006, were primarily due to higher expenditures for external clinical development services from third-party suppliers associated with the preparation, initiation and ongoing support of our clinical trials for AV650 and AV411.

     Total research and development expenses for the three and six months ended June 30, 2007 were within management’s expectations. If we are successful in our efforts to develop our product candidates, including the operation of multiple clinical trials in the second half of 2007 and thereafter, we expect our total research and development spending in future periods to rise.

     General and Administrative Expenses

			Percentage			Percentage
			(decrease)			(decrease)
	Three Months Ended		increase	Six Months Ended		increase
	June 30,		over prior	June 30,		over prior
	2007	2006	year	2007	2006	year
(In thousands, except percentages)

Personnel-related	$658	$733	(10%)	$1,473	$1,675	(12%)
Share-based compensation	296	209	41%	587	516	14%
Severance	-	-	na	-	288	(100%)
Legal and professional fees	328	240	37%	638	598	7%
Facilities, depreciation and
other allocated expenses	791	789	-	1,638	1,709	(4%)
Total general and
administrative expenses	$2,073	$1,971	5%	$4,336	$4,786	(9%)

     The increase in our total general and administrative expenses for the three months ended June 30, 2007, compared to the same period in 2006, of $102,000, was primarily due to changes in costs for the following:

  increase in legal and professional fees of $88,000, primarily due to higher audit fees and additional legal and auditor services rendered in connection with our filing of a shelf S-3 registration statement during the quarter, and higher non-cash expenses of $87,000 for share-based compensation in compliance with FAS 123(R),

     partially offset by,

  lower personnel-related expenses of $75,000, reflecting a slightly lower average staff level partially offset by higher average salaries in 2007.

     The decrease in our total general and administrative expenses for the six months ended June 30, 2007, compared to the same period in 2006, of $450,000, was primarily due to changes in costs for the following:

  $288,000 lower severance expenses largely due to the resignation of our former CFO in January 2006,

  $202,000 lower personnel-related expenses, reflecting lower recruitment costs and a slightly lower average staff level, partially offset by higher average salaries in 2007, and

  $71,000 lower facilities, depreciation and other allocated expenses, including costs associated with recruiting additional members to our board of directors,

     partially offset by,

  higher non-cash expenses of $71,000 for share-based compensation in compliance with FAS 123(R), and

  $40,000 higher legal and professional fees, primarily due to higher audit fees and additional legal and auditor services rendered in connection with our filing of a shelf S-3 registration statement during the quarter.

     We expect our current level of general and administrative expenses to continue over the next few quarters. However, if we are successful in our efforts to develop our product candidates, we expect general and administrative spending levels may increase in connection with the changing needs of the company.

     In-license Fees

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(In thousands, except percentages)

In-license fees	$-	$-	$-	$3,000

     In January 2006, we entered into a license agreement and paid Sanochemia a fee of $3.0 million as consideration for an exclusive license to develop and market proprietary formulations of the compound tolperisone, which we have named AV650, for the North American market. We did not enter into any in-license agreements in 2007.

     Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(In thousands, except percentages)

Interest income	$1,029	$724	$1,836	$1,291
Percentage change over prior period	42%		42%

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The increases in interest income for the three- and six-month periods ended June 30, 2007, as compared to the same periods in 2006, were primarily due to the higher average outstanding balance of our total portfolio, reflecting the impact of the $28.5 million net cash proceeds from the sale of our common stock in connection with the underwritten offering during the quarter ended June 30, 2007, as well as the impact of the increase in average yields earned on the portfolio.

Recently Issued Accounting Standards

     See Note 1, “Unaudited Interim Financial Statements - Recent Accounting Pronouncements,” in the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on Avigen, which discussion is incorporated by reference here.

Deferred Income Tax Assets

     In accordance with FAS 109, “Accounting for Income Taxes,” we have calculated a deferred tax asset based on the potential future tax benefit we may be able to realize in future periods as a result of the significant tax losses experienced since our inception. However, the value of such deferred tax asset must be calculated using the tax rates expected to apply to the taxable income in the years in which such income occurs. Since we have no history of earnings, and cannot reliably predict when we might generate taxable income, if at all, we have recorded a valuation allowance for the full amount of our deferred tax assets.

     We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 on January 1, 2007. Upon adoption of FIN 48, we commenced a review of our tax position taken in our tax returns that remain subject to examination. Based upon our review we do not believe we have any unrecognized tax benefits or that there is a material impact on our financial condition or results of operations as a result of implementing FIN 48.

Liquidity and Capital Resources

     Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Between May 1996, the date of our initial public offering, and March 31, 2007, we raised $207 million from private placements and public offerings of our common stock and warrants to purchase our common stock.

     During the three months ended June 30, 2007, we sold 4.4 million shares of our common stock, including over-allotments, in an underwritten offering to selected institutional investors for total net cash proceeds of $28.5 million after deducting underwriter discounts and other issuance costs of $2.1 million, as reported in the Notes to Condensed Financial Statements under “Stockholders’ Equity.”

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

     At June 30, 2007, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $89.5 million, compared to approximately $70.8 million at December 31, 2006. At June 30, 2007 and December 31, 2006, $10.4 million of restricted assets were pledged to secure some current and long-term liabilities. At June 30, 2007 and December 31, 2006, the portion of our investment portfolio pledged as collateral, which we refer to as restricted investments, includes $8.0 million for outstanding borrowings against our credit facility and approximately $2.4 million for letters of credit which serve as security deposits on our building leases. The classification of $428,000 of these restricted investments as current assets at June 30, 2007 results from the classification of the underlying 1201 building lease liability that expires in May 2008, as a current liability. The classification of $10.0 million of these restricted investments as long-term assets at June 30, 2007 results from the classifications of the related loan payable that is due in November 2009, and the underlying 1301 building lease liability that expires in November 2010, as long-term liabilities. Our restricted investments would not be considered a current source of additional liquidity.

     Effective June 1, 2007, we amended the terms of our credit facility with Wells Fargo Bank to extend the repayment period on $8.0 million of outstanding borrowings until November 2009. Under the terms of the amendment, we are able to make partial or full repayments of principle at any time, however, amounts repaid cannot be reborrowed during the term of the credit facility. In addition, Wells Fargo Bank will maintain our $2.4 million of currently outstanding standby letters of credit pursuant to the terms required under our building operating leases that expire in November 2010 and May 2008.

     As of June 30, 2007, our commitments under leases and other obligations, net of scheduled cost recoveries under sublease agreements, were not materially different from that reported as of December 31, 2006. As of December 31, 2006, we had net commitments under leases and other obligations totaling approximately $18.0 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007.

     Operating Activities. Net cash used in operating activities was $10.1 million during the six months ended June 30, 2007, and was primarily used to support our clinical research and development activities, including non-clinical studies and clinical trials performed by third parties, our internal research and development activities, and our general and administrative expenses. The level of cash used in operating activities during this six-month period was in line with management’s expectations.

     Investing and Financing Activities. Net cash used by investing activities and provided by financing activities during the six months ended June 30, 2007 was $8.6 million and $28.8 million, respectively. The cash used by investing activities consisted primarily of purchased of available-for-sale securities, net of sales and maturities. The cash provided by financing activities consisted primarily of proceeds from the issuance of common stock in connection with the underwritten offering and the exercise of stock options during the period.

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that by keeping our staff level low and continuing to consolidate our operations and sublease additional portions of our current facilities, our financial resources as of June 30, 2007 will be adequate to fund our projected operating needs for approximately two to three years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

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

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of June 30, 2007, we had an accumulated deficit of $207.1 million. Developing new compounds will require significant additional research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire and complete development of proposed products, and to obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

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

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours non-competitive or obsolete

     There are many entities, both public and private, including well-known, large pharmaceutical companies, chemical companies, biotechnology companies and research institutions engaged in developing pharmaceuticals for neurological and other applications similar to those that may be targeted by us. Competitors may succeed in developing products that are more effective and less costly than any that we develop and also may prove to be more successful in the manufacturing and marketing of products, which would render the products that we develop non-competitive or obsolete. Furthermore, many of our competitors are more experienced than we are in drug development and commercialization, obtaining regulatory approvals, and product manufacturing and marketing. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly and more effectively than we do. Any product that we successfully develop and for which we gain regulatory approval must then compete for market acceptance and market share. Accordingly, important competitive factors, in addition to completion of clinical testing and the receipt of regulatory approval, will include product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capacity, reimbursement coverage, pricing and patent protection.

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

We may need to secure additional financing to acquire and complete the development and commercialization of our products

     At June 30, 2007 we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $89.5 million. We anticipate that our existing capital resources as of June 30, 2007, will be adequate to fund our needs for approximately two to three years. However, beyond that, or earlier if we are successful in pursuing additional indications for compounds in our portfolio or acquiring additional product candidates, we may require additional funding to complete the research and development activities currently contemplated, to acquire new products, and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, have not changed significantly. We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their June 30, 2007 levels, we estimate that the fair value of our securities portfolio would decline by approximately $768,000 compared to our estimated exposure of $613,000 at December 31, 2006, primarily due to the increase in size of our overall portfolio.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of June 30, 2007. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     As of August 1, 2007, we were not involved in any legal proceedings.

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

     The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A, filed with the SEC on April 25, 2007, have not substantively changed. We have updated these risk factors to include financial information as of June 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders was held on May 30, 2007.
The matters voted upon at the Annual Meeting and the voting of stockholders with respect thereto are as follows:

1.	Each of Kenneth G. Chahine, Ph.D., J.D., Stephen Dilly, M.B.B.S., Ph.D., and Jan K. Öhrström, M.D., were elected as a Class III director to hold office until our 2010 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. The voting results were as follows:

Kenneth G. Chahine, J.D., Ph.D.
For	19,057,282
Withhold	308,276
Abstain	-0-
Broker non-votes	-0-

Stephen Dilly, M.B.B.S., Ph.D.
For	19,057,282
Withhold	308,276
Abstain	-0-
Broker non-votes	-0-

Jan K. Öhrström, M.D.
For	19,057,282
Withhold	308,276
Abstain	-0-
Broker non-votes	-0-

Our Class I directors, Zola Horovitz, Ph.D. and Yuichi Iwaki, M.D., Ph.D., will each continue to serve on our Board of Directors until our 2008 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class II directors, John K.A. Prendergast, Ph.D. and Richard J. Wallace, will each continue to serve on our Board of Directors until our 2009 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

2.	The approval of an amendment to Avigen’s existing Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to increase Avigen’s authorized number of shares of common stock from 50,000,000 shares to 100,000,000 shares was approved. The voting results were as follows:

For	16,386,076
Against	2,984,948
Abstain	5,465
Broker non-votes	-0-

3.	The selection of Odenberg, Ullakko, Muranishi & Co. LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2007 was ratified. The voting results were as follows:

For	19,352,468
Against	2,675
Abstain	10,416
Broker non-votes	-0-

Item 5. Other Information

      None.

Item 6. Exhibits

      The following exhibits are included herein:

Exhibit Number		Exhibits
2.1	(6)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
3.1	(1)	Amended and Restated Certificate of Incorporation
3.1.1	(2)	Certificate of Amendment to Certificate of Incorporation
3.1.2	(3)	Certificate of Amendment to Certificate of Incorporation
3.2	(1)	Restated Bylaws of the Registrant
4.1	(1)	Specimen Common Stock Certificate
10.65	(4)	Letter Agreement dated June 1, 2007 between Avigen, Inc. and Wells Fargo Bank, National Association
10.66	(4)	Promisory Note dated June 1, 2007, issued by Avigen, Inc. in favor of Wells Fargo Bank, National Association
31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	(5)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(3)	Incorporated by reference from such document filed as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on June 26, 2007 (Commission File No. 000-28272).

(4)	Incorporated by reference from such document filed as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on June 6, 2007 (Commission File No. 000-28272).

(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIGEN, INC.

Date: August 8, 2007	By:	/s/ KENNETH G. CHAHINE
Kenneth G. Chahine
Chief Executive Officer and President

Date: August 8, 2007	By:	/s/ ANDREW A. SAUTER
Andrew A. Sauter
Vice President, Finance

		EXHIBIT INDEX
Exhibit Number		Exhibits
2.1	(6)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
3.1	(1)	Amended and Restated Certificate of Incorporation
3.1.1	(2)	Certificate of Amendment to Certificate of Incorporation
3.1.2	(3)	Certificate of Amendment to Certificate of Incorporation
3.2	(1)	Restated Bylaws of the Registrant
4.1	(1)	Specimen Common Stock Certificate
10.65	(4)	Letter Agreement dated June 1, 2007 between Avigen, Inc. and Wells Fargo Bank, National Association
10.66	(4)	Promisory Note dated June 1, 2007, issued by Avigen, Inc. in favor of Wells Fargo Bank, National Association
31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	(5)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(3)	Incorporated by reference from such document filed as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on June 26, 2007 (Commission File No. 000-28272).

(4)	Incorporated by reference from such document filed as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on June 6, 2007 (Commission File No. 000-28272).

(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.