Form 10-K/A
period 2006-12-31
AVIGEN INC \DE
filed 2007-10-23
CIK 932903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-K/A

Amendment No. 2

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

AVIGEN, INC.

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Explanatory Note to Amendment No. 2 to Annual Report on Form 10-K/A

     This Amendment No. 2 to Annual Report on Form 10-K/A is being filed to amend Item 8 of the Annual Report on Form 10-K of Avigen, Inc. for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007 (the “Form 10-K”). Item 8 of the Form 10-K is amended to revise the report of Ernst & Young LLP, which revised report includes the statement that the report also covers the period from inception (October 22, 1992) through December 31, 2005. No other changes have been made to Item 8 of the Form 10-K.

PART II

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

REPORT OF ODENBERG, ULLAKKO, MURANISHI & CO. LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Avigen, Inc.

     We have audited the accompanying balance sheet of Avigen, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from inception (October 22, 1992) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders' equity and cash flows for the period from inception (October 22, 1992) through December 31, 2005 were audited by other auditors. Our report, insofar as it relates to the amounts included for the period from October 22, 1992 to December 31, 2005, is based solely on the report of the other auditors.

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

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Avigen, Inc. (a development stage company) at December 31, 2006, and the results of its operations and its cash flows for the year then ended and for the period from inception (October 22, 1992) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, on January 1, 2006, Avigen adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment.”

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
March 14, 2007

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Avigen, Inc.

     We have audited the accompanying balance sheet of Avigen, Inc. (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. We also audited the statements of operations, stockholders’ equity and cash flows for the period from inception (October 22, 1992) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avigen, Inc. at December 31, 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, and for the period from inception (October 22, 1992) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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
Andrew A. Sauter
Vice President, Finance
Dated: October 23, 2007

EXHIBIT INDEX TO AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K/A

Exhibit Number	Exhibits
23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

*

This certification accompanies the Amendment No. 2 to Annual Report on Form 10-K/A to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K/A), irrespective of any general incorporation language contained in such filing.