Form 10-Q
period 2007-09-30
AVIGEN INC \DE
filed 2007-11-08
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

     The number of outstanding shares of the registrant’s Common Stock as of November 1, 2007, was 29,622,591 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended September 30, 2007

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2007	2006
	(Unaudited)	Note 1
ASSETS
Current assets:
Cash and cash equivalents	$4,359	$1,815
Available-for-sale securities	70,181	58,525
Restricted investments	428	8,000
Accrued interest	533	652
Prepaid expenses and other current assets	1,010	445
Total current assets	76,511	69,437
Restricted investments, net of current portion	10,000	2,428
Property and equipment, net	1,595	2,709
Deposits and other assets	315	443
Total assets	$88,421	$75,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,728	$1,137
Accrued compensation and related expenses	689	833
Loan payable	-	8,000
Total current liabilities	3,417	9,970
Long-term loan payable, net of current portion	8,000	-
Deferred rent and other liabilities	1,418	1,570
Total liabilities	12,835	11,540
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 and 50,000,000
shares authorized, 29,622,591 and 25,116,131 shares issued
and outstanding at September 30, 2007 and December 31, 2006, respectively	30	25
Additional paid-in capital	289,424	259,115
Accumulated other comprehensive income (loss)	96	(132)
Deficit accumulated during development stage	(213,964)	(195,531)
Total stockholders' equity	75,586	63,477
Total liabilities and stockholders' equity	$88,421	$75,017

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

					Period from
					October 22,
					1992
	Three Months Ended		Nine Months Ended		(inception)
	September 30,		September 30,		through
					September 30,
	2007	2006	2007	2006	2007
Revenue	$-	$-	$-	$103	$15,574

Operating expenses:
Research and development	5,952	4,715	15,149	11,266	171,648
General and administrative	2,041	1,857	6,377	6,643	75,691
Impairment loss related to long-lived assets	-	-	-	-	6,580
In-license fees	-	-	-	3,000	8,034
Total operating expenses	7,993	6,572	21,526	20,909	261,953
Loss from operations	(7,993)	(6,572)	(21,526)	(20,806)	(246,379)
Interest expense	(121)	(122)	(359)	(336)	(3,529)
Interest income	1,111	878	2,946	2,169	34,940
Sublease income	192	141	523	424	1,155
Other income (expense), net	(29)	13	(17)	32	(151)

Net loss	$(6,840)	$(5,662)	$(18,433)	$(18,517)	$(213,964)

Basic and diluted net loss per common share	$(0.23)	$(0.23)	$(0.67)	$(0.81)

Shares used in basic and diluted net
loss per common share calculation	29,620,566	24,998,357	27,397,710	22,983,095

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			October 22,
			1992
	Nine Months Ended		(inception)
	September 30,		through
			September 30,
	2007	2006	2007
Operating Activities
Net cash used in operating activities	$(14,838)	$(15,552)	$(173,902)

Investing Activities
Purchases of property and equipment	(131)	(153)	(28,762)
Proceeds from disposal of property and equipment	69	142	442
Increase in restricted investments	-	-	(10,428)
Purchases of available-for-sale securities	(100,399)	(99,054)	(981,220)
Maturities of available-for-sale securities	88,971	83,339	911,136
Net cash used in investing activities	(11,490)	(15,726)	(108,832)
Financing Activities
Proceeds from long-term obligations	-	-	10,133
Proceeds from warrants and options exercised	355	570	15,716
Proceeds from issuance of common stock, net of issuance
costs and repurchases	28,517	19,352	253,490
Other financing activities	-	-	7,754
Net cash provided by financing activities	28,872	19,922	287,093
Net increase (decrease) in cash and cash equivalents	2,544	(11,356)	4,359
Cash and cash equivalents, beginning of period	1,815	11,510	-
Cash and cash equivalents, end of period	$4,359	$154	$4,359

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Unaudited Interim Financial Statements

     The accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results reported for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future interim period or for the entire year ending December 31, 2007. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007, as amended by our annual reports on Form 10-K/A, filed with the Securities and Exchange Commission on April 25, 2007 and October 23, 2007.

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

     In September 2006, the FASB issued Financial Accounting Standard (“FAS”) 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the potential impact of adopting this Statement.

     In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. This statement provides companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the potential impact of adopting this Statement.

     In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which is effective for fiscal years beginning after December 15, 2007. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. We are currently evaluating the potential impact of adopting this standard.

2. Share-Based Compensation

     We adopted the provisions of FASB Statement No. 123(R), (“FAS 123(R)”), Share-Based Payment, effective January 1, 2006, using the modified prospective transition method, and thereby recognize the compensation cost for all share-based awards to employees in the financial statements based on their grant-date fair value. Share-based compensation expense is recognized over the period during which the employee is required to perform service in exchange for the award, which generally represents the scheduled vesting period. We have no awards with market or performance conditions. Estimated compensation expense for awards outstanding at January 1, 2006, but not yet vested as of the date we adopted FAS 123(R), is being recognized over the remaining service period using the compensation cost calculated based on the same estimate of grant-date fair value previously reported for pro forma disclosure purposes under FAS 123.

     During the three and nine months ended September 30, 2007 and 2006, respectively, share-based compensation expense has been recognized for all our share-based compensation plans as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Research and development	$(167)	$(135)	$(535)	$(426)
General and administrative	(318)	(214)	(906)	(730)
Share-based compensation expense before taxes	(485)	(349)	(1,441)	(1,156)
Related income tax benefits	-	-	-	-
Share-based compensation expense, net	$(485)	$(349)	$(1,441)	$(1,156)

     Since we have cumulative operating losses as of September 30, 2007 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements during the three- and nine-month periods ended September 30, 2007 and 2006, respectively.

     As of September 30, 2007, Avigen had stock options outstanding to employees, non-employee directors, and consultants under three share-based compensation plans; however, only the 2006 Incentive Stock Option Plan (“2006 Plan”) was available for future grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders, had a ten-year duration and were terminated on March 29, 2006. The 2006 Plan was approved by stockholders in May 2006 and is an amendment and restatement of the 2000 Equity Incentive Plan (“2000 Plan”) which was adopted by Avigen’s Board of Directors in June 2000. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan.

     In general, the outstanding options under these plans were granted at a price equal to the fair market value of our stock on the date of grant with a term of 10 years. Grants under the 2006 Plan and 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments. As of September 30, 2007, we had an aggregate of 4,333,040 shares of our common stock reserved for issuance under these plans subject to outstanding awards and 2,450,009 shares available for future grants of share-based awards under the 2006 Plan.

     The following table summarizes option activity with regard to all stock options:

	Outstanding Options
		Weighted-
	Number of	Average Exercise
	Shares	Price per Share
Outstanding at December 31, 2006	4,090,674	$9.36
Granted	427,000	$5.60
Exercised	(21,000)	$4.10
Canceled	(10,250)	$5.41
Outstanding at March 31, 2007	4,486,424	$9.03
Granted	130,834	$6.72
Exercised	(62,662)	$3.71
Canceled	(94,532)	$4.86
Outstanding at June 30, 2007	4,460,064	$9.13
Granted	-	-
Exercised	(9,607)	$3.80
Canceled	(117,417)	$10.22
Outstanding at September 30, 2007	4,333,040	$9.10

     There were no employee stock options granted during the three months ended September 30, 2007. The fair value of our employee stock options during the three months ended September 30, 2006 and the nine-month perioed ended September 30, 2007 and 2006 were estimated under the Black-Scholes option valuation model with the weighted average assumptions shown in the table below. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based primarily on analyses of historical employee termination patterns and option exercise behavior; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	n/a	0.6212	0.5811	0.6132
Risk free interest rate	n/a	4.84%	4.64%	4.60%
Expected life of options in years	n/a	4.5	4.5	3.7
Expected dividend yield	n/a	0%	0%	0%

     The following table summarizes information with regard to total stock options outstanding under all stock option plans at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted-
Range of Exercise	Number	Contractual	Exercise	Number	Average Exercise
Prices	Of Shares	Life	Price	Of Shares	Price
$2.00 - $3.31	436,550	6.42	$3.01	295,273	$3.01
3.38 - 3.53	572,320	5.53	$3.44	462,370	$3.45
3.63 - 5.06	173,631	6.42	$4.06	118,668	$4.02
5.06 - 5.06	676,501	8.30	$5.06	336,484	$5.06
5.26 - 5.41	446,434	6.98	$5.34	212,969	$5.36
5.44 - 5.55	477,000	9.07	$5.51	102,440	$5.52
5.57 - 8.53	571,484	5.70	$7.02	338,492	$7.42
8.88 - 14.63	519,370	2.06	$13.81	519,370	$13.81
15.44 - 40.75	439,750	1.28	$33.83	439,750	$33.83
47.63 - 47.63	20,000	2.36	$47.63	20,000	$47.63
$2.00 - $47.63	4,333,040	5.79	$9.10	2,845,816	$11.20

     Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $3.03 per share and $2.50 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was approximately $279,000 and $330,000, respectively. The total intrinsic value of options outstanding and options exercisable at September 30, 2007 was $2.7 million and $1.9 million, respectively. The weighted average remaining contractual life of options exercisable at September 30, 2007 was 4.3 years.

     As of September 30, 2007, there was approximately $3.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.9 years.

     As of September 30, 2007, we had 4.0 million outstanding stock options that had vested or are expected to vest with a weighted average exercise price of $9.39, a weighted average remaining contractual term of 5.6 years and an aggregate intrinsic value of $2.5 million.

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

     For equity awards to non-employees, including lenders, lessors, and consultants, we also apply the Black-Scholes method to determine the fair value of such investments in accordance with FAS 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services. The options and warrants granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received or the term of the related financing.

3. Cash and Cash Equivalents, Available-For-Sale Securities, and Restricted Investments

   Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are recorded at cost, which approximates fair market value.

   Available- for-Sale Securities

     We invest our excess cash balances in marketable securities, primarily corporate debt securities, federal agency obligations, asset-backed securities, U.S. treasuries, and municipal bonds, with the primary investment objectives of preservation of principal, a high degree of liquidity, and maximum total return. All marketable securities are held in our name under the custodianship of Wells Capital Management. We have classified our investments in marketable securities as available-for-sale. Available-for-sale securities are reported at market value and unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive income (loss) and as a separate component of stockholders’ equity until realized. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings, and would result in the establishment of a new cost basis for the security.

     Our available-for-sale securities consist principally of obligations with a minimum short-term rating of A1/P1 and a minimum long-term rating of A- and with effective maturities of less than three years. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

   Restricted Investments

     At September 30, 2007, $428,000 and $10.0 million of available-for-sale securities were classified as restricted investments in current and non-current assets, respectively. At December 31, 2006, $8.0 million and $2.4 million of available-for-sale securities were classified as restricted investments in current and non-current assets, respectively. The total of our current and non-current restricted investments at the end of each period represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain liabilities at the end of each period. The change in classification of $7.6 million of current restricted investments to non-current assets at September 30, 2007 represents the net impact of extending the repayment period on our outstanding borrowings of $8.0 million through November 2009, and therefore the restricted investments pledged in connection with these borrowings were reclassified to non-current assets, offset by the reclassification of restricted investments of $428,000 to current assets associated with our letter of credits in connection with the scheduled expiration of our underlying 1201 building lease in May 2008.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of September 30, 2007 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$4,359	$-	$-	$4,359
Corporate debt securities	26,523	14	(32)	26,505
Federal agency obligations	17,848	69	(1)	17,916
Asset-backed and other securities	36,142	67	(21)	36,188
Total	$84,872	$150	$(54)	$84,968
Amounts reported as:
Cash and cash equivalents	$4,359	$-	$-	$4,359
Restricted investments	10,428	-	-	10,428
Available-for-sale securities	70,085	150	(54)	70,181
Total	$84,872	$150	$(54)	$84,968

     The weighted average maturity of our investment portfolio at September 30, 2007 was 330 days, with $48.6 million carrying an effective maturity of less than twelve months, and $36.4 million carrying an effective maturity between one and three years.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2006 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$1,815	$-	$-	$1,815
Corporate debt securities	28,465	6	(73)	28,398
Federal agency obligations	23,438	8	(58)	23,388
Asset-backed and other securities	16,432	9	(19)	16,422
Treasury obligations	750	-	(5)	745
Total	$70,900	$23	$(155)	$70,768
Amounts reported as:
Cash and cash equivalents	$1,815	$-	$-	$1,815
Restricted investments	10,428	-	-	10,428
Available-for-sale securities	58,657	23	(155)	58,525
Total	$70,900	$23	$(155)	$70,768

     The weighted average maturity of our investment portfolio at December 31, 2006 was 338 days, with $36.6 million carrying an effective maturity of less than twelve months, and $34.2 million carrying an effective maturity between one and three years.

     Net realized gain was approximately $1,000 for the nine months ended September 30, 2007 and net realized loss was approximately $6,000 for the nine months ended September 30, 2006.

     At September 30, 2007 and December 31, 2006, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Matures in Less Than		Matures in 12 Months
	12 Months		or Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
September 30, 2007	Losses	Value	Losses	Value
Corporate debt securities	$(14)	$9,817	$(18)	$5,385
Federal agency obligations	-	-	(1)	3,037
Asset-backed and other securities	(19)	11,856	(2)	2,498
Total	$(33)	$21,673	$(21)	$10,920

	Matures in Less Than		Matures in 12 Months
	12 Months		or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2006	Losses	Value	Losses	Value
Corporate debt securities	$(38)	$9,024	$(36)	$11,925
Federal agency obligations	(42)	12,097	(15)	3,782
Asset-backed and other securities	(14)	7,684	(5)	2,495
Treasury obligations	(5)	745	-	-
Total	$(99)	$29,550	$(56)	$18,202

     The gross unrealized losses reported above for September 30, 2007 and December 31, 2006 were caused by general rises in market interest rates from the respective purchase date of these securities through the end of those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

4. Long Term Loan Payable

     Effective June 1, 2007, we renewed our credit facility with Wells Fargo Bank, National Association (the “Bank”) to extend the expiration date until November 30, 2009. Under the terms of the credit facility, as renewed, the Bank agrees to provide a Loan Commitment through November 30, 2009, not to exceed the aggregate principal amount of $8.0 million, the proceeds of which shall be used to refinance our outstanding borrowings under our expiring line of credit and, accordingly, is classified as long-term loans payable. Also under the terms of the credit facility, as renewed, we may from time to time during the term of the Loan Commitment partially or wholly repay any outstanding borrowings, provided that amounts repaid may not be reborrowed, and that the outstanding principal balance of the Loan Commitment shall be due and payable in full on November 30, 2009. In addition, the Bank will separately maintain our currently outstanding standby letters of credit in the amounts of $2.0 million and $427,670 pursuant to the terms required under our building operating leases that expire in November 2010 and May 2008, respectively, and are issued in favor of the respective property owners.

5. License Agreement – Sanochemia Pharmazeutika AG

     In January 2006, we entered into a license agreement with SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG (Sanochemia). Under the terms of the agreement, we received an exclusive license to develop and market certain formulations of the compound tolperisone in North America. This compound is the active pharmaceutical ingredient in our product candidate, AV650, for the treatment of spasticity and neuromuscular spasm. Under the terms of the agreement, we paid Sanochemia $3.0 million in initial license costs and are required to make additional future payments upon the achievement of successful clinical and regulatory product development milestones and following regulatory approval to make royalty payments on sales. We and Sanochemia have also entered into a long-term supply agreement under which Sanochemia will manufacture, and we will purchase for additional cost, the AV650 product for our clinical and commercial supply. The $3.0 million initial payment was nonrefundable, does not include any significant future performance requirements by Sanochemia, and the licensed compound does not have an alternative future use to us beyond the AV650 product. As such, we recognized the entire initial payment as in-license fee expense during the three-month period ended March 31, 2006 and expect that any future payments we make under the terms of the agreement will also be recorded as in-license fee expense.

6. Severance Expense

     In January 2006, our Chief Financial Officer resigned from Avigen. In connection with his resignation, Avigen agreed to pay severance benefits including base salary for a period of one year and continued health benefits for up to twelve months. In addition, we agreed to modify outstanding stock options held by the executive to allow for six months of additional vesting and an extended period to exercise all vested stock options for up to two years. As a result of this separation and the related modification of outstanding stock options held by the executive, we recognized a severance expense of approximately $288,000 and a non-cash, share-based compensation charge of approximately $108,000 for the three-month period ended March 31, 2006.

7. Comprehensive Loss

     Components of other comprehensive loss, including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive loss.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(6,840)	$(5,662)	$(18,433)	$(18,517)
Net unrealized gain on available-for-sale securities	240	374	228	363
Comprehensive loss	$(6,600)	$(5,288)	$(18,205)	$(18,154)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Potential dilutive stock options outstanding	383,611	312,702	463,724	271,725
Outstanding securities excluded from the potential
dilutive common shares calculation (1)	3,147,575	2,693,859	3,080,592	2,688,256

(1)	For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the Nasdaq Global Market for the period.

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

     During the nine-month period ended September 30, 2007, we received $355,000 in cash proceeds related to the exercise of stock options for 93,269 shares of common stock.

     As of September 30, 2007, we had one warrant outstanding for 15,000 shares of our common stock with an exercise price equal to $6.50. The warrant was issued in March 2004 as partial consideration for the acquisition of some intellectual property rights used in our research and development activities and has a ten-year term.

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

     We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any interest expense recognized for the period ended September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis of financial conditions and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007, as amended by our Annual Reports on Form 10-K/A, filed with the Securities and Exchange Commission on April 25, 2007 and October 23, 2007.

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

Overview

     Avigen is a biopharmaceutical company focused on developing and commercializing small molecule therapeutics to treat serious neurological and neuromuscular disorders. Our current lead product candidates primarily address spasticity and neuromuscular spasm and neuropathic pain.

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

     In February 2007, we announced that we had completed a safety and tolerability study of AV411 with the Royal Adelaide Hospital in Australia. The trial was conducted with dose levels of AV411 above the prescribed dosage levels used in Asia for other indications and will be used by us to guide the development of AV411 for neuropathic pain. The study enrolled 18 healthy adult volunteers under a double blind, placebo-controlled format. In the study, two subjects ceased study medications as a result of nausea and vomiting; however, no dose-limiting or dose-related increases in adverse events were reported. Separately, we remain on track to report the results before the end of 2007 from a Phase IIa exploratory therapeutic clinical trial of AV411 in Australia to assess the safety, tolerability, and preliminary indication of efficacy in subjects suffering from neuropathic pain.

     In March 2007, we announced that we had received approval from the U.S. Food and Drug Administration, the FDA, to initiate a Phase II clinical trial in the U.S. to assess the safety, tolerability, and initial efficacy of AV650 in spinal cord injury patients suffering from spasticity. This study will also assess the lack of sedation experienced by subjects in the trial. In July 2007, we announced that we had modified this clinical trial protocol to increase the number of subjects enrolled. We continue to enroll subjects in this ongoing study which was enlarged to provide a more robust assessment of the efficacy of the drug at a total daily dose of 450 mg, the level currently approved in Europe.

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

     In August 2007, we announced that we had received approval from the FDA to initiate U.S. clinical development for AV411 with a Phase I maximum tolerated dose study. We are currently enrolling subjects in this study, which was designed to build on the data from our smaller Phase I and Phase IIa studies in Australia and will assess the effect of food on AV411 pharmacokinetics and tolerability.

      In September 2007, we announced our initiation of a European multi-center Phase II clinical trial to assess the safety, tolerability and efficacy of AV650 in subjects suffering from spasticity related to multiple sclerosis. We are currently enrolling subjects in this European study, which will also assess the efficacy of AV650 at higher doses of 900 mg and will include a six-month open-label safety extension.

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to complete clinical trials. We expect our source of revenue, if any, for the next several years to consist of payments under the Genzyme agreement, under which we assigned to Genzyme our rights to certain gene-therapy related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, some gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials, and collaborative arrangements with third parties, government grants, and non-gene therapy-related license fees. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability. At September 30, 2007 we had an accumulated deficit of $214.0 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $85.0 million. We believe that our capital resources at September 30, 2007, will be adequate to fund our operating needs for approximately the next two to three years.

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

     We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements. These policies are consistent with those presented in our Annual Report on Form 10-K for the period ended December 31, 2006, as amended by our annual reports on Form 10-K/A, filed with the Securities and Exchange Commission on April 25, 2007 and October 23, 2007.

Revenue recognition

     We recognize revenue when the four basic criteria for revenue recognition as described in SEC Staff Accounting Bulletin No. 104, Revenue Recognition, are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

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

     In addition, when management commits to holding individual securities until maturity in order to avoid the recognition of an other-than-temporary impairment, those securities would no longer be classified as available-for-sale. In addition, management would evaluate such securities to determine whether the security, based on the remaining duration until its scheduled maturity, should be identified as a current or long-term asset. As of September 30, 2007, management had not designated any individual securities as held-to-maturity for the purposes of avoiding an other-than-temporary impairment.

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

     Under the terms of our building lease that expires in May 2008, we may be required, at our landlord’s sole discretion, to remove, reconfigure or otherwise alter some improvements we have made to the facility. We determine the fair value of asset retirement obligations based on our assessment of a range of possible settlement dates and amounts. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities. As a result of a change in estimate in December 2006, we remeasured the fair value of this contingent asset retirement obligation and recognized a liability for $450,000. In order to evaluate the sensitivity of the fair value calculations in measuring the obligation, we applied a hypothetical 10% increase to the expected future costs underlying the fair value calculation. This hypothetical increase would have caused a comparable increase in the retirement charge. The recognition of this liability would have resulted in an adjustment to the carrying value of the underlying long-lived assets. However, in June 2005, these leasehold improvements were determined to be impaired and written-off with a charge to our net loss. Since there was no carrying value of the underlying assets at December 31, 2006, the recognition of our asset retirement obligation resulted in an additional charge in 2006 to impairment loss related to long-lived assets. As of September 30, 2007, there were no material changes in our expectations with regard to this obligation. Upon settlement of the obligation, we will recognize any difference between the cost to retire the asset and the liability recorded as an increase or decrease to operating expenses in our statement of operations in the year of settlement.

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

Share-based compensation expense

     Effective January 1, 2006, we adopted FASB Statement 123(R), (“FAS 123(R)”), Share-Based Payment, using the modified prospective transition method, and recognize share-based compensation expense based on the grant-date fair value of share-based awards in the results of our operations. For awards that were granted but not yet vested prior to January 1, 2006, we calculate the share-based compensation expense using the same estimate of grant-date fair value previously disclosed under FAS 123 in a pro forma manner. Fair value methods require management to make several assumptions, the most significant of which are the selection of a fair value model, stock price volatility and the expected average life of an option. We have available data of all grant-by-grant historical activity for stock options we have granted that we use in developing some of our assumptions. We use the Black-Scholes method to value stock options. We estimate the expected average life of options granted based on historic behavior of our option holders and we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions we use in calculating the fair value of our share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In addition, FAS 123(R) requires we estimate forfeitures at the time of grant and only recognize expense for the portion of awards that are expected to vest. Our estimate of the forfeiture rate is based on historical experience of our share-based awards that are granted, exercised and cancelled.

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

     No revenues were recognized for the three and nine months ended September 30, 2007 or the three months ended September 30, 2006. We recognized revenues of $103,000 for the nine months ended September 30, 2006 in connection with our participation with the University of Colorado on a grant that was funded by the National Institutes of Health.

     Research and development expenses

     We maintain a small staff level, which was approximately 31 employees at September 30, 2007, and sublease portions of our leased operating facilities to reduce our overhead costs. In addition, we use external resources to optimize the pace and cost of development of our product candidates. As a result, our current business model reduces our exposure to fixed costs for manufacturing staff and facilities and gives us more control over the strategic timing and application of our resources.

     Our research and development expenses can be divided into two primary functions: 1) costs to support research and preclinical development and 2) costs to support preparation for and implementation of human clinical trials. Research and preclinical development costs include activities associated with general research and exploration, animal studies, non-clinical studies to support the design of human clinical trials, and in-house and independent third-party validation testing of potential acquisition or in-license drug candidates. Clinical development costs include activities associated with preparing for regulatory approvals, maintaining regulated and controlled processes, purchasing manufactured drug substances for use in human clinical trials, and supporting subject enrollment and subject administration within clinical trials.

     The costs associated with these two primary functions of our research and development activities approximate the following (in thousands, except percentages):

			Percentage			Percentage
	Three Months Ended		increase	Nine Months Ended		increase
	September 30,		over prior	September 30,		over prior
	2007	2006	year	2007	2006	Year
Research and preclinical
development	$3,007	$2,847	6%	$7,829	$7,829	0%
Clinical development	2,945	1,868	58%	7,320	3,437	113%
Total research and
development expenses	$5,952	$4,715	26%	$15,149	$11,266	34%

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

Reclassifications

     We have reclassified certain prior period amounts within research and preclinical development expenses and clinical development expenses to conform to our current period’s presentation. The reclassifications had no impact on our financial condition, results of operations, or the net cash flow from operating activities reported on our statement of cash flow.

Research and preclinical development

			Percentage			Percentage
			increase			increase
	Three Months Ended		(decrease)	Nine Months Ended		(decrease)
	September 30,		over prior	September 30,		over prior
	2007	2006	year	2007	2006	year
(In thousands, except percentages)

Personnel-related	$502	$475	6%	$1,460	$1,424	3%
Share-based compensation	124	110	13%	390	287	36%
External research and
development	1,338	1,245	7%	2,791	2,900	(4%)
Depreciation	363	269	35%	1,097	815	35%
Other expenses including facilities
overhead	680	748	(9%)	2,091	2,403	(13%)
Total research and preclinical
development expenses	$3,007	$2,847	6%	$7,829	$7,829	0%

     The increase in our total research and preclinical development expenses for the three-month period ended September 30, 2007, compared to the same period in 2006, of $160,000, was primarily due to changes in costs for the following:

  higher expenditures of $93,000 for external research and development services from third-party providers, primarily related to the increase in number and scope of external animal studies to support the design of our clinical programs and development of AV411 Analogs, and higher depreciation expenses of $94,000, as a result of the December 31, 2006 decrease in estimated depreciable life of certain leasehold improvements,

          partially offset by,

  lower facilities and other allocated expenses of $68,000, primarily due to lower facilities overhead.

     The amount of our total research and preclinical development expenses for the nine-month periods ended September 30, 2007 and 2006 were relatively equal, primarily due to offsetting changes in costs for the following:

  higher depreciation expenses of $282,000, as a result of the December 31, 2006 decrease in estimated depreciable life of certain leasehold improvements, and higher non-cash expenses of $103,000, for the recognition of share-based compensation in compliance with FAS 123(R).

          partially offset by,

  lower facilities and other allocated expenses of $312,000, primarily due to lower travel-related expenses and facilities overhead, and lower expenditures of $109,000 for external research and development services from third-party providers, primarily related to the completion of external animal studies associated with our lead drug candidates, AV411 and AV650, as both programs transitioned into the clinical development phase in late 2006.

Clinical development

			Percentage
			(decrease)			Percentage
	Three Months Ended		increase	Nine Months Ended		increase
	September 30,		over prior	September 30,		over prior
	2007	2006	year	2007	2006	year
(In thousands, except percentages)

Personnel-related	$288	$318	(9%)	$1,017	$1,017	0%
Share-based compensation	43	25	72%	145	139	4%
External clinical development	2,474	1,410	75%	5,745	1,967	192%
Other expenses including facilities
overhead	140	115	21%	413	314	32%
Total clinical development
expenses	$2,945	$1,868	58%	$7,320	$3,437	113%

     The increases in our total clinical development expenses for the three- and nine-month periods ended September 30, 2007 of $1.1 million and $3.9 million, respectively, compared to the same periods in 2006, were primarily due to higher expenditures for external clinical development services from third-party suppliers associated with the initiation and ongoing support of our clinical trials for AV650 and AV411.

     Total research and development expenses for the three and nine months ended September 30, 2007 were within management’s expectations. If we are successful in our efforts to develop our product candidates, including the completion of our ongoing and additional clinical trials over the next twelve to eighteen months and thereafter, we expect our total research and development spending in future periods to rise.

     General and administrative expenses

			Percentage			Percentage
			(decrease)			(decrease)
	Three Months Ended		increase	Nine Months Ended		increase
	September 30,		over prior	September 30,		over prior
	2007	2006	year	2007	2006	year
(In thousands, except percentages)

Personnel-related	$694	$713	(3%)	$2,167	$2,388	(9%)
Share-based compensation	318	214	49%	905	730	24%
Severance	-	-	n/a	-	288	(100%)
Legal and professional fees	290	176	65%	928	774	20%
Facilities, depreciation and
other allocated expenses	739	754	(2%)	2,377	2,463	(3%)
Total general and
administrative expenses	$2,041	$1,857	10%	$6,377	$6,643	(4%)

     The increase in our total general and administrative expenses for the three months ended September 30, 2007, compared to the same period in 2006, of $184,000, was primarily due to changes in costs for the following:

  higher legal and professional fees of $114,000, primarily due to higher audit fees and additional legal services associated with new patent filings, and higher non-cash expenses of $104,000 for share-based compensation in compliance with FAS 123(R).

     The decrease in our total general and administrative expenses for the nine months ended September 30, 2007, compared to the same period in 2006, of $266,000, was primarily due to changes in costs for the following:

  lower severance expenses of $288,000, largely due to the severance expenses in 2006 resulting from the resignation of our former CFO in January 2006,

  lower personnel-related expenses of $221,000, reflecting lower recruitment costs and a slightly lower average staff level in 2007, partially offset by higher average salaries in 2007, and lower facilities, depreciation and other allocated expenses of $86,000, including costs associated with recruiting additional members to our board of directors,

          partially offset by,

  higher non-cash expenses of $175,000 for share-based compensation in compliance with FAS 123(R), and higher legal and professional fees of $154,000, primarily due to higher audit fees and additional legal and auditor services rendered in connection with our filing of a shelf S-3 registration statement and new patent filings.

     We expect our current level of general and administrative expenses to continue over the next few quarters. However, if we are successful in our efforts to develop our product candidates, we expect general and administrative spending levels may increase in connection with the changing needs of the company.

     In-license fees

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In thousands, except percentages)

In-license fees	$-	$-	$-	$3,000

     In January 2006, we entered into a license agreement and paid Sanochemia a fee of $3.0 million as consideration for an exclusive license to develop and market proprietary formulations of the compound tolperisone, which we have named AV650, for the North American market. We did not enter into any in-license agreements in 2007.

     Interest income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In thousands, except percentages)

Interest income	$1,111	$878	$2,946	$2,169
Percentage change over prior period	27%		36%

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The increases in interest income for the three- and nine-month periods ended September 30, 2007, as compared to the same periods in 2006, were primarily due to the higher average outstanding balance of our total portfolio, reflecting the impact of the $28.5 million net cash proceeds from the sale of our common stock in connection with the underwritten offering during the quarter ended June 30, 2007, as well as the impact of the increase in average yields earned on the portfolio.

Recently Issued Accounting Standards

     See Note 1, “Unaudited Interim Financial Statements - Recent Accounting Pronouncements,” in the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on us, which discussion is incorporated by reference here.

Deferred Income Tax Assets

     In accordance with FAS 109, Accounting for Income Taxes, we have calculated a deferred tax asset based on the potential future tax benefit we may be able to realize in future periods as a result of the significant tax losses experienced since our inception. However, the value of such deferred tax asset must be calculated using the tax rates expected to apply to the taxable income in the years in which such income occurs. Since we have no history of earnings, and cannot reliably predict when we might generate taxable income, if at all, we have recorded a valuation allowance for the full amount of our deferred tax assets.

     We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 on January 1, 2007. Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

Liquidity and Capital Resources

     Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Between May 1996, the date of our initial public offering, and December 31, 2006, we raised $207 million from private placements and public offerings of our common stock and warrants to purchase our common stock.

     During the nine months ended September 30, 2007, we sold 4.4 million shares of our common stock, including over-allotments, in an underwritten offering to selected institutional investors for total net cash proceeds of $28.5 million after deducting underwriter discounts and other issuance costs of $2.1 million, as reported in the Notes to Condensed Financial Statements under “Stockholders’ Equity.”

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

     At September 30, 2007, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $85.0 million, compared to approximately $70.8 million at December 31, 2006. At September 30, 2007 and December 31, 2006, $10.4 million of restricted assets were pledged to secure some current and long-term liabilities. At September 30, 2007 and December 31, 2006, the portion of our investment portfolio pledged as collateral, which we refer to as restricted investments, includes $8.0 million for outstanding borrowings against our credit facility and approximately $2.4 million for letters of credit which serve as security deposits on our building leases. The classification of $428,000 of these restricted investments as current assets at September 30, 2007 results from the classification of the underlying 1201 building lease liability that expires in May 2008, as a current liability. The classification of $10.0 million of these restricted investments as non-current assets at September 30, 2007 results from the classifications of the related loan payable that is due in November 2009, and the underlying 1301 building lease liability that expires in November 2010, as long-term liabilities. Our restricted investments would not be considered a current source of additional liquidity.

     Effective June 1, 2007, we amended the terms of our credit facility with Wells Fargo Bank to extend the repayment period on $8.0 million of outstanding borrowings until November 2009. Under the terms of the amendment, we are able to make partial or full repayments of principal at any time; however, amounts repaid cannot be reborrowed during the term of the credit facility. In addition, Wells Fargo Bank will maintain our $2.4 million of currently outstanding standby letters of credit pursuant to the terms required under our building operating leases that expire in November 2010 and May 2008.

     As of September 30, 2007, our commitments under leases and other obligations, net of scheduled cost recoveries under sublease agreements, were not materially different from that reported as of December 31, 2006. As of December 31, 2006, we had net commitments under leases and other obligations totaling approximately $18.0 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007, as amended by our annual reports on Form 10-K/A, filed with the Securities and Exchange Commission on April 25, 2007 and October 23, 2007.

     Operating Activities. Net cash used in operating activities was $14.8 million during the nine months ended September 30, 2007, and was primarily used to support our clinical research and development activities, including non-clinical studies and clinical trials performed by third parties, our internal research and development activities, and our general and administrative expenses. The level of cash used in operating activities during this nine-month period was in line with management’s expectations.

     Investing and Financing Activities. Net cash used in investing activities and provided by financing activities during the nine months ended September 30, 2007 was $11.5 million and $28.9 million, respectively. The cash used in investing activities consisted primarily of purchased available-for-sale securities, net of sales and maturities. The cash provided by financing activities consisted primarily of proceeds from the issuance of common stock in connection with the underwritten offering and the exercise of stock options during the period.

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that by keeping our staff level low and continuing to consolidate our operations and sublease additional portions of our current facilities, our financial resources as of September 30, 2007 will be adequate to fund our projected operating needs for approximately two to three years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

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

  our ability to continue to sublease unused facilities; and

  other factors which may not be within our control.

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

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of September 30, 2007, we had an accumulated deficit of $214.0 million. Developing new compounds will require significant additional research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire and complete development of proposed products, and to obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

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

     We are aware that other companies are conducting preclinical studies and clinical trials for products that could compete with products we intend to acquire or develop. See "Item 1. Business -- Competition" of our Annual Report on Form 10-K for the year-ended December 31, 2006, as amended by our Amendments No. 1 and No. 2 to our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 25, 2007 and October 23, 2007, respectively, for a more detailed discussion of the competition we face.

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

We may need to secure additional financing to acquire and complete the development and commercialization of our products

     At September 30, 2007 we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $85.0 million. We anticipate that our existing capital resources as of September 30, 2007, will be adequate to fund our needs for approximately two to three years. However, beyond that, or earlier if we are successful in pursuing additional indications for compounds in our portfolio or acquiring additional product candidates, we may require additional funding to complete the research and development activities currently contemplated, to acquire new products, and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

  our ability to continue to sublease unused facilities; and

  other factors which may not be within our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007, as amended by our annual reports on Form 10-K/A, filed with the SEC on April 25, 2007 and October 23, 2007, have not changed significantly. We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their September 30, 2007 levels, we estimate that the fair value of our securities portfolio would decline by approximately $727,000 compared to our estimated exposure of $613,000 at December 31, 2006, primarily due to the increase in size of our overall portfolio.

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of September 30, 2007. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

          Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     As of November 1, 2007, we were not involved in any legal proceedings.

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

     The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007, as amended by our Annual Reports on Form 10-K/A, filed with the SEC on April 25, 2007 and October 23, 2007, have not substantively changed. We have updated these risk factors to include financial information as of September 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On May 30, 2007, the Board of Directors of Avigen amended and restated Avigen’s bylaws to provide that ownership of Avigen stock may be in uncertificated or certificated form. Previously the bylaws provided for ownership of stock to be in certificated form.

Item 6. Exhibits

     The following exhibits are included herein:

Exhibit Number		Exhibits
2.	1(5)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
3.	1(1)	Amended and Restated Certificate of Incorporation
3.	1.1(2)	Certificate of Amendment to Certificate of Incorporation
3.	1.2(3)	Certificate of Amendment to Certificate of Incorporation
3.	2	Restated Bylaws of the Registrant
4.	1(1)	Specimen Common Stock Certificate
10.	17	Compensation Agreements with Named Executive Officers
10.	67	First Amendment to Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated August 30, 2007
31.	1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.	2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.	1 (4)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

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

AVIGEN, INC.

Date: November 8, 2007	By:	/s/ KENNETH G. CHAHINE
Kenneth G. Chahine
Chief Executive Officer and President

Date: November 8, 2007	By:	/s/ ANDREW A. SAUTER
Andrew A. Sauter
Vice President, Finance

EXHIBIT INDEX

Exhibit Number		Exhibits
2.	1(5)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
3.	1(1)	Amended and Restated Certificate of Incorporation
3.	1.1(2)	Certificate of Amendment to Certificate of Incorporation
3.	1.2(3)	Certificate of Amendment to Certificate of Incorporation
3.	2	Restated Bylaws of the Registrant
4.	1(1)	Specimen Common Stock Certificate
10.	17	Compensation Agreements with Named Executive Officers
10.	67	First Amendment to Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated August 30, 2007
31.	1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.	2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.	1 (4)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

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