Form 10-K
period 2007-12-31
AVIGEN INC \DE
filed 2008-03-17
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-K
___________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 29, 2007, was approximately $181,500,000 based upon the closing sale price of the registrant’s Common Stock as reported on the NASDAQ Global Market on such date. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares held by all other stockholders have not been excluded, as no other stockholder holds a percentage of the registrant’s outstanding Common Stock that the registrant believes is necessary to exercise control over the registrant, nor has any other stockholder otherwise exhibited any ability to exercise control over the registrant.

     The number of outstanding shares of the registrant’s Common Stock as of March 6, 2008, was 29,769,115 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

(i)

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

  our intention to submit an Investigational New Drug filings, or INDs, to the FDA regarding AV513;

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

     In building our pipeline, we focus on selecting compounds with differentiating features from existing therapies that we believe could substantially change the standard of care for patients with chronic neurological conditions. In particular, we believe our drug candidates address needs currently unmet by current therapies through new mechanisms or offer reduced risks from side-effects, such as sedation, that might otherwise interfere with a patient’s normal living activities. Moreover, each of our two leading programs, AV650 and AV411, are commercially approved pharmaceuticals outside the United States. These compounds are New Molecular Entities in the U.S., and we will evaluate each of them in all phases of clinical development; however, we believe their significant human experience in markets outside the U.S. should mitigate some development risks and may help accelerate our clinical development and the approval for these products in North America.

     In January 2006, we acquired exclusive license rights to develop and commercialize proprietary formulations of the compound tolperisone, which we have named AV650, for the North American market. These rights include relevant patent filings, as well as clinical data held by SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, or Sanochemia, relating to AV650. Sanochemia has also agreed to supply AV650 to us exclusively for the North American market. Under the terms of the agreement, we made an upfront payment of $3.0 million and will make additional payments to Sanochemia based on the parties’ achievement of clinical and regulatory product development milestones and commercial sales of AV650.

     Prior to 2006, Avigen focused on the development of DNA-based drug delivery technologies and early stage research in the field of gene therapy. We received FDA approval for three separate Investigational New Drug filings, or INDs, and initiated corresponding phase I or phase I/II clinical trials. In December 2005, we entered into an agreement with Genzyme Corporation, or Genzyme, whereby we assigned to Genzyme our rights to some of our gene therapy-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials. Under the terms of the agreement, we received a $12.0 million payment and could receive additional development milestones, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us. In addition, if Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the agreement, some of the rights we assigned could revert back to Avigen at a future date.

     We are a development stage company and have supported the financial needs of our research and development activities since our inception primarily through public offerings and private placements of our equity securities.

Products in Development

AV650 –Neuromuscular spasm and spasticity

     We are developing AV650 in the North American market for the treatment of spasticity and painful muscle spasms under a license and supply agreement with SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG. AV650 is an orally-administered, centrally-acting small molecule known as tolperisone. Generic forms of tolperisone have been marketed by others in Europe and Asia for the treatment of neuromuscular conditions, including spasticity, for 30 to 40 years. Because of tolperisone’s established record of successful use and safety in many international markets, and the potential benefit of a treatment without sedation for patients with chronic spasticity, we are seeking to bring AV650 to the U.S. market.

     In October 2007, Sanochemia began selling in Germany the same form of tolperisone that Avigen is using in its AV650 clinical trials. This product was launched through Sanochemia’s European marketing partner, Orion Corporation, under the brand name Viveo® at approved doses of 450 mgs per day for the treatment of spasticity.

     Spasticity is a symptom associated with a number of neurological disorders including multiple sclerosis, stroke, spinal cord injury and cerebral palsy. In 2006, we filed an IND application and received approval from the U.S. Food and Drug Administration, or FDA, to initiate clinical trials with AV650 at 450 mg per day. We subsequently completed controlled studies at escalating dose levels in healthy adult subjects that assessed the safety and pharmacokinetic profile of the compound. These studies also assessed AV650's lack of sedation as measured using clinically validated measures of cognitive function, including reaction times, visual discrimination, short-term memory, and attention. AV650 was demonstrated to be well tolerated with no dose-limiting or dose-related increases in adverse events reported and the initial findings of sedation measures indicated no significant difference from placebo.

     In 2007, we initiated two independent Phase II double-blind, placebo-controlled clinical trials to evaluate the efficacy of AV650 in different patient populations. One study is enrolling approximately 150 patients suffering from spasticity related to multiple sclerosis in a European multi-center Phase II clinical trial at doses up to 900 mg per day and will include a six-month open-label safety extension. The second study is enrolling approximately 120 patients suffering from spasticity related to spinal cord injury in a U.S. multi-center Phase II clinical trial at doses up to 450 mg per day, the currently approved dose level for tolperisone products marketed in Europe for spasticity. Both studies will evaluate multiple clinical endpoints, including measurements of spasticity using the Ashworth-scale and patient-reported quality-of-life improvements. These studies will also provide further data assessing AV650’s lack of sedation or cognitive impairment. Results from these trials, together with data from our other development activities, will be the basis for our design of larger Phase III pivotal studies and support future FDA submissions.

AV411 - Neuropathic pain and other neurological disorders

     AV411 is being developed as a first-in-class, non-opiate oral therapy for the treatment of neuropathic pain. AV411 is based on an approved drug, ibudilast, that is currently marketed by others in Japan for non-pain-related illnesses. AV411 is a New Molecular Entity in the U.S. and Europe and is part of our program to investigate glial attenuation as a novel approach to the treatment of neuropathic pain. This approach is designed to suppress the activation of specialized cells in the nervous system known as “glial cells.” In preclinical models, glial cells have been shown to release neurotransmitters that relay pain information to the spinal cord, and other substances that increase the excitability of pain-responsive nerve cells. Recent research has demonstrated that blocking the activation of glial cells can reverse neuropathic pain.

     Based on our research in this area, we have filed for patents protecting the use of AV411 for treating neuropathic pain and other clinical indications. We have also filed for patents on analogs of AV411 which we believe have the potential to be effective second generation molecules.

     In 2006, we received approval to initiate clinical trials with AV411 at the Royal Adelaide Hospital in Adelaide, Australia based on reciprocity rules with Japan where ibudilast is an approved drug. As a result, we first completed a safety and tolerability study of AV411 with dose levels significantly higher than the prescribed dosage levels of ibudilast used in Asia for other indications, and the results of this study will be used by us to guide the development of AV411 for neuropathic pain. In the study, two subjects ceased study medications as a result of nausea and vomiting; however, no dose-limiting or dose-related increases in adverse events were reported.

     In 2007, we completed a Phase IIa exploratory therapeutic clinical trial in Australia with 34 patients that demonstrated favorable safety and tolerability at escalating doses in patients suffering from diabetic neuropathy, a disease affecting the nervous system caused by diabetes. The trial collected data on preliminary indications of efficacy, but was small and not designed for statistical significance. The trial provided valuable insight into the responsiveness of the subjects in relation to the drug levels measured in their blood and the results will be used to set the target dosage range for larger Phase II clinical studies. It was also observed during the study that although patients were allowed to continue to take other medications prescribed by their doctors, patients that received AV411 reported using lower doses of prescribed opioids, suggesting the drug was having some effect.

     In August 2007, we announced that we had received approval from the FDA to initiate U.S. clinical development for AV411 with a Phase I maximum tolerated dose study. We are currently enrolling subjects in this study, which was designed to build on the data from our smaller Phase I and Phase IIa studies in Australia and will also assess the effect of food on AV411 pharmacokinetics and tolerability. Once completed, we expect to use the data collected in the Australian trials, the U.S. Phase I maximum tolerated dose study, and other non-clinical research to support our plans for initiating larger Phase II clinical trials in the U.S. for neuropathic pain.

     Other indications: morphine withdrawal and chemotherapeutic-induced neuropathy. In connection with our development program, we have studied AV411 in multiple preclinical pain models and have observed promising efficacy for the potential of AV411 to counteract some effects from morphine and other opioids with regard to symptoms of tolerance and withdrawal. Tolerance refers to the need of a patient to require ever-increasing doses to achieve relief from pain. Withdrawal refers to the serious physical effects of ending opioid therapy due to the addictive properties of the drug. These observations suggest that AV411 may help neutralize the untoward effects of opioids by suppressing the activation of certain kinds of glial cells in the spinal cord and could extend the use of opioids by physicians to effectively provide relief from pain and help a patient’s healing process. In 2008, we intend to participate in a clinical trial to study the effects of AV411 on symptoms of morphine withdrawal in connection with investigators at the New York State Psychiatric Institute at Columbia University.

     We have also observed efficacy of AV411 in preclinical pain models for chemotherapeutic-induced neuropathy, a disease affecting the nervous system. Our research suggests that AV411 may allow oncologists to exceed current treatment limits of chemotherapy that often result due to the development of painful sensitivities by their patients.

AV513 – Bleeding disorders, including hemophilia

     AV513 is being developed as an oral therapy for the treatment of bleeding disorders. AV513 is a botanical drug based on a carbohydrate molecule which is extracted from sea algae and has a good human safety profile as documented by others. While outside our strategic focus on neurological and neuromuscular disorders, AV513 leverages our previous experience with hemophilia. Based on our research, we believe that AV513 has the potential to become the first approved non-gene therapy and non-Factor approach to treating hemophilia A and B, and other bleeding disorders such as Factor VII deficiency and severe von Willebrand’s disease. Currently approved treatments involve frequent intravenous administration of recombinant clotting factor.

     We have observed efficacy of AV513 in preclinical bleeding models for hemophilia and are preparing to file an IND with the FDA later in the 2008.

Gene Therapy Product Development Interests

     In connection with our agreement with Genzyme, we do not have any advisory or operational obligations to support the ongoing development of gene therapy products. However, under the terms of the agreement, we retain an opportunity to receive additional revenues in connection with the potential successful development by Genzyme of gene therapy products based on technologies we originally developed. The additional revenues could be from milestone payments, sublicense fees and sales royalties. The potential for us to realize additional revenues under this agreement could extend through approximately 2020, depending on when the last of the patents issued or that issue and are subject to the agreement expires. If Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the agreement, some rights assigned to Genzyme under the agreement could revert back to Avigen at a future date.

Research Programs

Neuropathic Pain

     We maintain a small ongoing preclinical research effort to identify additional opportunities to expand our product development pipeline. Our efforts primarily focus on additional treatments for neuropathic pain and include, through external contract laboratories, a medicinal chemistry optimization effort focused on developing analogs with glia-attenuating characteristics similar to those of AV411, but with improved physicochemical properties. We are also pharmacologically testing additional therapeutic indications for AV411.

     We continue to investigate, through our collaborators, potential products based on the potent anti-inflammatory cytokine interleukin-10, or IL-10, and related molecules. This research, which is also based on glial cell activation, includes our work with AV333. AV333 is a plasmid, or DNA sequence, that drives the production of IL-10 within the spinal cord to reverse, we believe, the neuropathic pain resulting from glial activation. AV333 is delivered by an injection into the spinal canal similar to the routine procedure used to deliver spinal analgesics. Standardized animal models have shown that AV333 is well-tolerated and dramatically reverses neuropathic pain symptoms for up to ninety days from a single course of treatment.

Research and Development Expenses

     We incurred research and development expenses of approximately $20.8 million, $15.2 million, and $13.8 million in 2007, 2006, and 2005, respectively. During these years, we did not receive any reimbursements from governmental or other research grants or any other third parties to offset our expenses. As of December 31, 2007, we were party to one collaborative agreement with the University of Colorado, under which we received partial reimbursement for some research and development expenses under a grant by the National Institutes of Health. We do not expect future reimbursements under this agreement to have a material impact on our financial statements.

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

     In our gene therapy transaction with Genzyme, we sought a company that we believed had the resources and commitment to continue the development of products using DNA-based technologies. Through this transaction, we retained the potential for future financial participation in the success of gene therapy products through contingent development milestones and royalty and licensing fees. In addition, we delivered on management’s commitment to enable work based on technologies we developed to continue for the benefit of patients suffering from Parkinson’s disease and hemophilia.

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

Competition

     Pharmaceutical drug development is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, engage in activities similar to our activities. Many of the companies we compete with have substantially greater financial and other resources and larger research and development and clinical and regulatory affairs staffs. We expect our products, if approved, will face competition from both branded pharmaceuticals and generic compounds and may include other drug development technologies, other methods for preventing or reducing the incidence of disease, including vaccines, and other classes of therapeutic agents. In addition, colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed. We also must compete with these institutions in recruiting highly qualified scientific personnel. Some of our competitors’ products and technologies are in direct competition with ours. In addition, we are aware that physicians may utilize other products in an off-label manner for the treatment of disorders we attempt to target.

     Neuromuscular Spasm and Spasticity. Drugs marketed in the U.S. for the treatment of spasticity include tizanidine, marketed by Acorda Therapeutics as Zanaflex, and baclofen, marketed by Novartis as Lioresal. Drugs marketed in the U.S. for neuromuscular spasm include metaxalone, marketed by King Pharmaceuticals as Skelaxin, cyclobenzaprine, marketed by McNeil Consumer & Specialty Pharmaceuticals as Flexeril, and carisoprolol, marketed by Wallace Laboratories as Soma. In addition, there are several product candidates in development for these indications, including long-acting forms of baclofen by Xenoport and Impax Laboratories. GW Pharmaceuticals has also announced that they will be pursuing a spasticity indication for Sativex, their cannabinoid product marketed in Canada for pain associated with multiple sclerosis and in development in North America and Europe for pain and spasticity associated with multiple sclerosis and other diseases. These products may compete with AV650 or other products we may develop for neuromuscular spasm and spasticity.

     Neuropathic Pain. Therapies for chronic pain range from over-the-counter compounds, such as aspirin, to opioids, such as morphine. We anticipate that our products will compete with other drugs that are currently prescribed by physicians, including anti-epileptics such as: gabapentin and pregabalin, marketed by Pfizer as Neurontin and Lyrica, respectively; and antidepressants, including duloxetine, marketed by Eli Lilly & Co as Cymbalta. We are aware of additional compounds for chronic neuropathic pain that are currently in development at numerous companies including Bayer, GlaxoSmithKline, Merck & Co., Inc., Novartis AG, Pfizer, Cognetix, Inc., GW Pharmaceuticals plc, Indevus Pharmaceuticals, Inc., Nastech Pharmaceutical Company Inc., Avanir Pharmaceuticals, Pain Therapeutics, Inc., and XenoPort, Inc.

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

Marketing and Sales

     We have retained rights to develop and market our current portfolio of products, except that we only have the right to commercialize AV650 in the North American markets, and expect to build marketing and sales capabilities using our own resources. However, we currently do not have a marketing or sales staff. If we are successful in achieving FDA approval of any of our product candidates, we will need to build a commercial capability. There is no assurance that we will be able to build our own commercial organization with our current resources.

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

     As of March 1, 2008, we owned, co-owned, or held licenses to 2 issued U.S. patents which expire in 2019 and 24 pending U.S. patent applications, as well as corresponding pending non-U.S. patent applications. The patent applications are primarily related to our development portfolio of small molecule-based products and are currently directed to methods of treating various indications using AV411 and formulations of AV650 and AV513.

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

     The exclusive license that we feel is important to our future commercial interests in our development products is:

     Sanochemia. In January 2006, we entered into an agreement with Sanochemia for rights to develop and market AV650 in North America. We paid an initial license fee of $3.0 million and will make additional milestone and royalty payments based on the success of the parties’ development and commercialization of AV650. Additionally, we must pay to purchase the supply of AV650 formulations from Sanochemia. The license is exclusive for the duration of the patent and pending patent applications, should they issue. Under the agreement, we must be diligent in our development of one and under some circumstances up to two formulations of AV650, and must purchase from Sanochemia, and Sanochemia must supply us exclusively with, our requirements of AV650 formulations for North America. We are reliant on this license to develop AV650.

     In addition, we have the following exclusive license:

     University of Colorado. In November 2003, we entered into an agreement with the University of Colorado for rights to specified intellectual property related to the treatment of chronic pain with AV333. The license is exclusive for the duration of any issued patents embodying the licensed intellectual property, or until approximately 2023. Our license may convert to a non-exclusive license or may be terminated by the University of Colorado if we fail to meet our diligence obligations. Although our development of AV411 for neuropathic pain is not subject to the intellectual property underlying this agreement, we continue to explore the use of AV411 for additional indications in collaboration with the University of Colorado, and have expanded the scope of the agreement to incorporate additional intellectual property jointly developed by the two parties, including for addiction and withdrawal indications.

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

Gene Therapy-Related Patents

     In December 2005, we transferred the intellectual property rights, including in-licenses, for our gene therapy-based products to Genzyme. Under the terms of the agreement, we assigned to Genzyme our rights to some or our gene therapy-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, some gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials. These intellectual property rights included 62 U.S. and international patents owned by us. However, if Genzyme fails to diligently pursue the commercialization and marketing of products using the assigned technology, as specified in the agreement, some of the technology we assigned could revert back to Avigen at a future date, Under the terms of the agreement, Avigen received a $12.0 million payment and could receive significant future milestone, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us.

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

Employees

     As of March 1, 2008, Avigen had 38 full-time employees, including twelve with Ph.D. degrees and two with M.D. degrees. Approximately 25 employees are involved in our research and development activities, including research, preclinical development, clinical and regulatory affairs, and quality assurance and quality control, and 13 employees are involved in general administration, finance, legal, and business development activities. We also rely on a number of temporary staff positions and third-party consultants to supplement our workforce. None of our employees are represented by a collective bargaining agreement nor have we ever experienced a work stoppage. We believe that our relationship with our employees is good.

Revenues

     No revenues were recognized in 2007. Our revenues in 2006 and 2005 were $0.1 million and $12.0 million, respectively. Revenue for 2006 represented income from our participation with the University of Colorado on a grant that was funded by the National Institutes of Health. Revenue for 2005 was primarily related to the payment received from Genzyme in connection with our transfer to them of some of our gene therapy assets. All of our revenues were from companies located in the United States, and all of our long-lived assets are located in the United States. See “Item 8. Financial Statements and Supplementary Data” for more information regarding our financial performance.

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

Item 1A. Risk Factors

     This section briefly discusses some risks that should be considered by stockholders and prospective investors in Avigen. Many of these risks are discussed in other contexts in other sections of this report.

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of December 31, 2007, we had an accumulated deficit of $220.7 million. Developing new compounds will require significant additional research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire and complete development of proposed products, and to obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

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

We expect to depend on third parties to manufacture compounds for our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our business, financial condition and results of operations could be harmed

     We intend to use third parties to manufacture active pharmaceutical ingredients and supplies for our product candidates. For example, we rely entirely on Sanochemia to manufacture and supply to us AV650 for both clinical and commercial supply. We have entered into an exclusive arrangement with them for this. We have no experience in manufacturing small molecule compounds and do not have any manufacturing facilities. If we are unable to enter into supply and processing contracts with third party manufacturers or processors for our other product candidates, or even if we are able to enter into supply and processing contracts, if Sanochemia or such other manufacturers or processors are unable to or do not satisfy our requirements, or if disputes arise between us and our suppliers, we may experience a supply interruption and we may incur additional cost and delay in the clinical development or commercialization of our products. If we are required to find an additional or alternative source of supply, there may be additional cost and delay in the development or commercialization of our products. Furthermore, with AV650, under specified conditions specified in the contract, Sanochemia is required to establish secondary sources. In this and any future exclusive supply contracts for our full requirements, we are or will be particularly reliant on our suppliers. Additionally, the FDA inspects all commercial manufacturing facilities before approving a New Drug Application for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass the FDA inspection, our clinical trials, the potential approval and eventual commercialization of our products may be delayed.

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

We may need to secure additional financing to acquire and complete the development and commercialization of our products

     At December 31, 2007, we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $78.1 million. We anticipate that our existing capital resources as of December 31, 2007, will be adequate to fund our needs for at least two years. However, beyond that, or earlier if we are successful in pursuing additional indications for compounds in our portfolio or acquiring additional product candidates, we may require additional funding to complete the research and development activities currently contemplated, to acquire new products, and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

We face the risk of liability claims which may exceed the scope or amount of our insurance coverage

     The manufacture and sale of medical products entails significant risk of liability claims. We currently carry liability insurance; however, we cannot assure you that this coverage will remain in place or that this coverage will be adequate to protect us from all liabilities which we might incur in connection with the use of our products in clinical trials or the future use or sale of our products upon commercialization. In addition, we may require increased liability coverage as additional products are used in clinical trials and commercialized. This insurance is expensive and may not be available on acceptable terms in the future, if at all. A successful liability claim or series of claims brought against us in excess of our insurance coverage could harm our business. We must indemnify some of our licensors against any liability claims brought against them arising out of products developed by us under these licenses.

Our use of hazardous materials exposes us to the risk of environmental liabilities, and we may incur substantial additional costs to comply with environmental laws in connection with the operation of our research and development facilities

     We use radioactive materials and other hazardous substances in our research and development operations. As a result, we are potentially subject to substantial liabilities related to personal injuries or property damages they may cause. In addition, clean up costs associated with radioactivity or other hazardous substances, and related damages or liabilities could be significant and could harm our business. We do not believe that our current level of use of these controlled substances will require any material capital expenditures for environmental control facilities for the next few years. We are also required to comply with increasingly stringent laws and regulations governing environmental protection and workplace safety which could impose substantial fines and criminal sanctions for violations. If we were to fail to maintain compliance with these laws and regulations we could require substantial additional capital.

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

The gene therapy technology we sold to Genzyme Corporation is new and developing rapidly and Genzyme Corporation may face delays in developing products based on technologies included in our assignment agreement, in which case we may not receive any additional milestone, sublicensing fees or royalty revenues in connection with the agreement

     Development of drug products, including gene therapy products, is unpredictable and is subject to many risks and uncertainties. We are not aware of any gene therapy products that Genzyme Corporation has fully developed or for which it has received regulatory approval for commercial sale in the U.S. As such, we face the risk that they will not be able to develop or receive regulatory approval for commercial sale of any product candidates that might utilize technologies included in our assignment agreement. Therefore, we may never receive any additional milestone, sublicensing fees or royalty revenues in connection with our previous work on the gene therapy technology we sold to Genzyme Corporation.

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

     To date, we have filed a number of patent applications in the U.S. relating to technologies we have developed or co-developed. In addition, we have acquired licenses to one patent and some pending patent applications. We cannot guarantee that patents will issue from these applications or that any patent will issue on technology arising from additional research or, if patents do issue, that claims allowed will be sufficient to protect our technologies.

     The patent application process takes several years and entails considerable expense. The failure to obtain patent protection on the technologies underlying some of our proposed products may have a material adverse effect on our competitive position and business prospects. Important legal issues remain to be resolved as to the scope of patent protection for biotechnology and pharmaceutical products, and we expect that administrative proceedings, litigation, or both may be necessary to determine the validity and scope of our and others’ patents. These proceedings or litigation may require a significant commitment of our resources in the future.

     If patents can be obtained, we cannot assure you that any of these patents will provide us with any competitive advantage. Others may independently develop similar technologies or duplicate any technology developed by us, and patents may be invalidated or held unenforceable in litigation.

     Some of our product candidates use active compounds that do not have composition-of-matter patent protection. For example, in our AV650 program, the composition of matter patent on the active compound has expired. For that candidate, we intend to rely, if our patents issue, primarily on formulation and, potentially, use patent claims, combined with any available regulatory exclusivity, rather than more traditional composition-of-matter patent claims on the active ingredient itself. Formulation and use coverage may not be effective in preventing others from marketing the active compound in competition with us. As another example, in our AV411 program, the composition of matter patent on the active compound has also expired. We have filed and own patent applications on its use for the indications for which we are developing AV411. However, we cannot assure you that these patent applications, even if they one day issue as patents, will effectively prevent others from marketing the same drug for different indications than those claimed by our patent applications. We are aware that Medicinova is conducting preclinical studies and clinical trials for a product that contains the active compound contained in our AV411 product for use with multiple sclerosis.

     We also rely on a combination of trade secret and copyright laws, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. We cannot be certain that these measures will provide meaningful protection of our trade secrets, know-how or other proprietary information. In addition, the laws of a number of foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We cannot assure you that we will be able to protect our intellectual property successfully.

We may not be able to patent some formulations of our products in development and may need to rely on protections under the Hatch-Waxman Act to prevent generics from copying our product candidates

     Some of our products in development, including AV650 and AV411, are molecules that are in the public domain. While we are working to obtain patent protection for our formulations, manufacturing processes, and uses of these molecules, there is no guarantee that we will be able to do so. In cases where no patent protection can be obtained, limited regulatory exclusivity providing protection against generic competition can be obtained under the Hatch-Waxman Act if we are the first to obtain regulatory approval to market these compounds in the U.S. There is no guarantee that we will be able to do so. For example, Medicinova is conducting preclinical studies and clinical trials for a product that contains the active compound contained in our AV411 product for use with multiple sclerosis, and if Medicinova is able to obtain “new molecular entity” designation for this compound, it would limit the extent of the protection we might otherwise be able to obtain against generic competition under the Hatch-Waxman Act for AV411. Biotechnology or pharmaceutical companies with greater financial and personnel resources may be able to obtain regulatory approval to market one or more of these compounds prior to our obtaining such approval. Failure to obtain patent protection or regulatory exclusivity will adversely impact our ability to commercialize our products and realize a positive return on our investment.

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

We may be required to obtain rights to proprietary genes and other technologies to further develop our business, which may not be available or may be costly

     We currently investigate and use some gene sequences or proteins encoded by those sequences, including the IL-10 gene, and manufacturing processes that are or may become patented by others. As a result, we may be required to obtain licenses to these gene sequences or proteins or other technology in order to test, use or market products. We may not be able to obtain these licenses on terms favorable to us, if at all. In connection with our efforts to obtain rights to these gene sequences or proteins or other technology, we may find it necessary to convey rights to our technology to others. Some of our products may require the use of multiple proprietary technologies. Consequently, we may be required to make cumulative royalty payments to several third parties. These cumulative royalties could become commercially prohibitive. We may not be able to successfully negotiate these royalty adjustments to a cost effective level, if at all.

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

Risks Related to Our Stock

Anti-takeover effects of some of our charter provisions and Delaware law may negatively affect the ability of a potential buyer to purchase some or all of our stock at an otherwise advantageous price, which may limit the price investors are willing to pay for our common stock

     Some provisions of our charter and Delaware law may negatively affect the ability of a potential buyer to attempt a takeover of Avigen, which may have a negative effect on the price investors are willing to pay for our common stock. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. This would enable the Board of Directors to establish a shareholder rights plan, commonly referred to as a “poison pill,” which would have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of Avigen. In addition, our board of directors is divided into three classes, and each year on a rotating basis the directors of one class are elected for a three-year term. This provision could have the effect of making it less likely that a third party would attempt to obtain control of Avigen through Board representation. Furthermore, some other provisions of our restated certificate of incorporation may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

Our stock price is volatile, and as a result investing in our common stock is very risky

     From January 1, 2006 to March 1, 2008, our stock price has fluctuated between a range of $2.93 and $7.44 per share. We believe that various factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

  technological innovations or regulatory approvals;

  results of clinical trials;

  new products by us or our competitors;

  developments or disputes concerning patents or proprietary rights;

  achievement or failure to achieve some developmental milestones;

  public concern as to the safety of pharmaceutical products;

  health care or reimbursement policy changes by governments or insurance companies;

  developments of significant acquisitions or in relationships with corporate partners;

  announcements by us regarding financing transactions and/or future sales of equity securities; or

  changes in financial estimates or securities analysts' recommendations.

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

Item 2. Properties

     Our headquarters are located in a commercial neighborhood of Alameda, California, and consist of two leased buildings with an aggregate of 112,500 square feet. These buildings include facilities for laboratory research and development, manufacturing and office space. One building, which represents approximately 45,000 square feet, is under a 5-year lease that was scheduled to expire in May 2008. In August 2007, we amended that lease to: (1) reflect the surrender of that portion of the premises consisting of approximately 40,348 rentable square feet on the scheduled expiration date of May 31, 2008; and (2) extend the base term with respect to the remaining portion of the premises consisting of approximately 4,834 rentable square feet until November 30, 2010. A second adjacent building, which represents approximately 67,500 square feet, is under a 10-year lease that is scheduled to expire in November 2010. The scheduled combined annual rental expense for 2008 under these leases is approximately $2.1 million.

     As of December 31, 2007, we had sublease agreements covering 17,350 square feet and 3,400 square feet, respectively, from the two buildings to three separate corporate tenants not affiliated with Avigen. Each sublease agreement runs concurrent with the duration of our underlying master lease term for the respective building. As a result, the sublease agreements for the 17,350 square feet in the first building will expire at the end of May 2008. Under these sublease agreements, we are scheduled to receive annual sublease rental income in 2008 of approximately $0.3 million and reimbursement for a portion of the related facilities overhead costs which will be recorded as a reduction to our operating expenses. We believe that our remaining leased space not under sublease in these two buildings is adequate for our projected needs for the foreseeable future.

Item 3. Legal Proceedings

     As of March 1, 2008, we were not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     Our executive officers and their respective ages and positions as of March 14, 2008, are as follows:

Name	Age	Position
Kenneth G. Chahine, J.D., Ph.D.	43	President, Chief Executive Officer and Director

Michael D. Coffee	62	Chief Business Officer

Kirk Johnson, Ph.D.	48	Vice President, Research and Development

Andrew A. Sauter	41	Chief Financial Officer

M. Christina Thomson, J.D.	37	Vice President, Corporate Counsel and Secretary

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

     Michael D. Coffee has served as Avigen’s Chief Business Officer since February 2005. Prior to joining Avigen, Mr. Coffee co-founded the Alekta Group, LLC in 2004, a consulting firm, to provide a comprehensive range of pharmaceutical development consulting services to emerging pharmaceutical companies. From 2001 to 2004 Mr. Coffee served as President and Chief Operating Officer of Amarin Pharmaceuticals, Inc., the U.S. drug development and marketing subsidiary of Amarin Corporation PLC. Mr. Coffee also served as President and Chief Operating Officer of Elan Pharmaceuticals, North America from 1998 to 2001 and held marketing and executive management positions, including President and Chief Operating Officer, of Athena Neurosciences, Inc. between 1991 and 1998. Mr. Coffee received a B.S. in biology from Siena College.

     Kirk Johnson, Ph.D., was appointed Vice President, Research and Development in December 2006. Dr. Johnson joined Avigen in January 2004 and was appointed Vice President, Preclinical Development in June 2004 and has played a major role in redirecting the company and establishing the pipeline. Prior to joining Avigen, Dr. Johnson was Senior Director, Pharmacology & Preclinical Development and a member of the executive management team of Genesoft Pharmaceuticals, a pharmaceutical company, from 2001 to 2004. From 1991 to 2001, Dr. Johnson was employed in both protein and small molecule therapeutic research and development at Chiron Corporation, a biopharmaceutical company, and eventually served as Director, Pharmacology and Preclinical Research. Dr. Johnson was involved in leading IND-enabling programs, supporting clinical development, and contributing to successful IND and NDA filings at Chiron and Genesoft. In addition to general pharmacology and other preclinical development responsibilities, he has led research and clinical development projects for diverse indications including neuropathic pain, hemophilia, antibacterials, diabetes, obesity, acute inflammation and cardiovascular disease and has published more than 60 manuscripts and holds 5 U.S. patents. Dr. Johnson earned a B.S. in toxicology from U.C. Davis, and a Ph.D. in pharmacology and toxicology from the Medical College of Virginia. He completed postdoctoral fellowships studying the mechanism of action of IL-2 from 1986-1991 at both Dartmouth Medical School and the University of California, Berkeley.

     Andrew A. Sauter was appointed Chief Financial Officer in February 2008 after having served as Vice President, Finance since January 2006. Mr. Sauter joined Avigen as Controller in November 1999. Mr. Sauter oversees the financial reporting obligations of Avigen and its information technology needs. From 1992 to 1999, Mr. Sauter worked for BankAmerica Corporation in a variety of positions, including most recently as a vice president in the Capital Markets Finance organization. From 1989 to 1992, he worked for Ernst & Young LLP. Mr. Sauter is a certified public accountant and holds a B.A. degree in economics from Claremont McKenna College.

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

     PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock trades on the NASDAQ Global Market under the symbol “AVGN”. As of March 6, 2008, there were approximately 127 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

     We have never declared or paid any cash dividends and do not anticipate declaring or paying cash dividends in the foreseeable future.

     The following table sets forth the range of high and low sales prices for our common stock for the two most recent fiscal years.

Year ended December 31, 2006	High	Low
Quarter End 3/31/06	$5.95	$2.97
Quarter End 6/30/06	$6.76	$4.80
Quarter End 9/30/06	$6.43	$4.76
Quarter End 12/31/06	$6.79	$4.95

Year ended December 31, 2007	High	Low
Quarter End 3/31/07	$7.44	$5.35
Quarter End 6/30/07	$7.10	$6.11
Quarter End 9/30/07	$6.33	$4.56
Quarter End 12/31/07	$5.55	$3.67

     On March 6, 2008, the closing sales price of Avigen common stock was $3.59 per share.

Performance Graph

     The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2002 for (a) Avigen’s common stock, (b) the NASDAQ Composite Index, and (c) the RDG MicroCap Biotechnology Index. All values assume reinvestment of the full amount of all dividends paid by companies included in these indicies and are calculated as of December 31 of each year. We have selected the RDG MicroCap Biotechnology Index as the appropriate published industry index for this comparison. The RDG MicroCap Biotechnology Index is comprised of approximately 250 publicly traded biotech companies with a market capitalization limit of $300 million. The stock price performance on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Avigen, Inc., The NASDAQ Composite Index and
The RDG MicroCap Biotechnology Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial Data

     The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and the financial statements and related notes included in Item 8 of this report.

						Period from
						October 22,
						1992
						(inception)
						through
Statement of Operations Data:	Year Ended December 31,					December 31,
(in thousands, except share and per share amounts)	2007	2006	2005	2004	2003	2007
Revenue	$-	$103	$12,026 (1)	$2,195	$463	$15,574

Operating expenses:
Research and development	20,818	15,219	13,775	19,344	21,805	177,317
General and administrative	8,496	8,860	8,264	8,367	7,399	77,810
Impairment loss related to long-lived assets	-	450	6,130	-	-	6,580
In-license fees	-	3,000	-	-	-	8,034
Total operating expenses	29,314	27,529	28,169	27,711	29,204	269,741
Loss from operations	(29,314)	(27,426)	(16,143)	(25,516)	(28,741)	(254,167)
Interest expense	(488)	(467)	(323)	(209)	(250)	(3,658)
Interest income	3,954	3,002	1,682	1,905	3,282	35,948
Sublease income	703	565	67	-	-	1,335
Other income (expense), net	(19)	70	21	(103)	(65)	(153)

Net loss	$(25,164)	$(24,256)	$(14,696)	$(23,923)	$(25,774)	$(220,695)

Basic and diluted net loss per
common share	$(0.90)	$(1.03)	$(0.71)	$(1.17)	$(1.28)

Shares used in basic and diluted net
loss per common share calculation	27,962,202	23,509,378	20,624,229	20,362,155	20,149,214

Balance Sheet Data:	December 31,
(in thousands)	2007	2006	2005	2004	2003
Cash, cash equivalents, available-for-sale securities, and
restricted investments	$78,114	$70,768	$70,388	$76,218	$98,878
Working capital	67,168	59,467	59,649	63,873	86,051
Total assets	81,069	75,017	76,264	90,507	116,595
Long-term obligations	7,796	1,570	9,282	9,064	10,592
Deficit accumulated during development stage	(220,695)	(195,531)	(171,275)	(156,579)	(132,656)
Stockholders' equity	69,832	63,477	65,464	79,875	103,886
____________________

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for a description of our assignment of rights to Genzyme Corporation, resulting in the generation of $12.0 million of revenue in 2005.

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

     In January 2006, we acquired exclusive license rights to develop and commercialize proprietary formulations of the compound tolperisone, which we have named AV650, for the North American market. These rights include relevant patent filings, as well as clinical data held by SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, or Sanochemia, relating to AV650. Sanochemia has also agreed to supply AV650 to us exclusively for the North American market. Under the terms of the agreement, we made an upfront payment of $3.0 million and will make additional payments to Sanochemia based on the parties’ achievement of clinical and regulatory product development milestones and sales of AV650. We are developing AV650 for the treatment of neuromuscular spasm and spasticity.

     During 2007, we significantly expanded the scale and complexity of our clinical development activities over prior years. In 2007, we initiated Phase II clinical trials for AV650 in the U.S. and Europe and completed a Phase IIa clinical trial for AV411 in Australia. We are developing AV411 for the treatment of neuropathic pain and other indications. The operation of these trials and other development activities resulted in a significant increase in our operating expenses during the year. Our product development plans include our intention to complete Phase II clinical trials and collect other supportive data on the safety and efficacy of each product in our portfolio in order to design robust Phase III pivotal trial programs that are acceptable to the FDA and, if approved, to provide additional information that physicians and patients could use to optimize their treatment and care.

     In May 2006, we completed a private placement of common stock with institutional investors for net proceeds of $19.4 million. Under the terms of the transaction Avigen sold approximately 3.9 million shares of common stock at a purchase price of $5.37 per share. The transaction did not include any warrants or other enhancements.

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

     Prior to 2006, Avigen focused on developing a product development portfolio of DNA-based drug delivery technologies. In December 2005, we entered into an agreement with Genzyme Corporation, or Genzyme, whereby we assigned to Genzyme our rights to some of our gene therapy-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials. Under the terms of the agreement, we received a $12.0 million payment and could receive additional development milestones, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us. In addition, if Genzyme fails to diligently pursue the commercialization or marketing of products using the assigned technology, as specified in the agreement, some of the rights we assigned could revert back to Avigen at a future date.

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to complete clinical trials. We expect our source of revenue, if any, for the next several years to consist of payments under the Genzyme agreement, under which we assigned to Genzyme our rights to some of our gene-therapy related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, some of our gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials, and collaborative arrangements with third parties, government grants, and non-gene therapy-related license fees. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability. At December 31, 2007 we had an accumulated deficit of $220.7 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $78.1 million. We believe that our cash resources at December 31, 2007, will be adequate to fund our operating needs for at least two years.

Critical Accounting Policies and Significant Judgments and Estimates

     Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, valuation of investments in financial instruments, impairment of property and equipment, asset retirement obligations, recognition of research and development expenses, and share-based compensation expense. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements. See also Note 1, Summary of Significant Accounting Policies, in the Notes to our Financial Statements in Item 8. of this Form 10-K.

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

Valuation of investments in financial instruments

     We carry investments in financial instruments at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. Our investment portfolio does not include equity securities or derivative financial instruments that could subject us to material market risk; however, we do invest in corporate, asset-based, and other obligations that subject us to varying levels of credit risk. Management assesses whether declines in the fair value of investment securities are other-than-temporary. If a decline in fair value of a financial instrument is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other-than-temporary, management considers:

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

     In addition, when management commits to holding individual securities until maturity in order to avoid the recognition of an other-than-temporary impairment, those securities would no longer be classified as available-for-sale. In addition, management would evaluate these securities to determine whether the security, based on the remaining duration until its scheduled maturity, should be identified as a current or long-term asset. As of December 31, 2007, management had not designated any individual securities as held-to-maturity for the purposes of avoiding an other-than-temporary impairment.

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

     The determination of whether the value of our property and equipment is impaired requires significant judgment, and could have a material impact on our balance sheet and results of operations. In 2005, we determined that the scope of our research and development activities had changed such that we would not effectively utilize some portions of our leased facilities that had been designed to support our gene therapy programs. After considering alternative uses for these spaces, we decided it was not cost effective to re-engineer the rooms representing approximately 40,000 square feet of manufacturing, laboratory, and office space under lease through May 2008 and approximately 11,000 square feet of similar space we have under lease through November 2010. We determined we would maximize our potential cost savings by subleasing the properties. Based on market conditions for rental property at the time of the reduction in the scope of our research and development activities, and our subsequent completion of sublease agreements for approximately 26,000 square feet, we did not expect to fully recover the value invested in leasehold improvements and equipment, and reduced our net carrying value for these assets to their then current fair value, resulting in an impairment loss for the year ended December 31, 2005 of approximately $6.1 million. This impairment loss does not impact our cash flows and primarily represents an acceleration of depreciation charges that would have been recognized over the subsequent three and five year lease periods.

     Under the terms of our building lease that expires in May 2008, we may be required, at our landlord’s sole discretion, to remove, reconfigure or otherwise alter some improvements we have made to the facility. We determine the fair value of asset retirement obligations based on our assessment of a range of possible settlement dates and amounts. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities. As a result of a change in estimate in December 2006, we remeasured the fair value of this contingent asset retirement obligation and recognized a liability for $450,000. In order to evaluate the sensitivity of the fair value calculations in measuring the obligation, we applied a hypothetical 10% increase to the expected future costs underlying the fair value calculation. This hypothetical increase would have caused a comparable increase in the retirement charge. The recognition of this liability would have resulted in an adjustment to the carrying value of the underlying long-lived assets. However, in June 2005, these leasehold improvements were determined to be impaired and written-off with a charge to our net loss. Since there was no carrying value of the underlying assets at December 31, 2006, the recognition of our asset retirement obligation resulted in an additional charge in 2006 to impairment loss related to long-lived assets. As of December 31, 2007, there were no material changes in our expectations with regard to this obligation. Upon settlement of the obligation, we will recognize any difference between the cost to retire the asset and the liability recorded as an increase or decrease to operating expenses in our statement of operations in the year of settlement.

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

Share-based compensation expense

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), (“FAS 123(R)”), Share-Based Payment, using the modified prospective transition method, and recognize share-based compensation expense based on the grant-date fair value of share-based awards in the results of our operations. For awards that were granted but not yet vested prior to January 1, 2006, we calculate the share-based compensation expense using the same estimate of grant-date fair value previously disclosed under FAS 123 in a pro forma manner. Fair value methods require management to make several assumptions, the most significant of which are the selection of a fair value model, stock price volatility and the expected average life of an option. We have available data of all grant-by-grant historical activity for stock options we have granted that we use in developing some of our assumptions. We use the Black-Scholes method to value stock options. We estimate the expected average life of options granted based on historic behavior of our option holders and we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions we use in calculating the fair value of our share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In addition, FAS 123(R) requires we estimate forfeitures at the time of grant and only recognize expense for the portion of awards that are expected to vest. Our estimate of the forfeiture rate is based on historical experience of our share-based awards that are forfeited prior to vesting.

     If factors change and we use different assumptions for calculating fair value of our share-based awards, or if our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different in future periods.

Results of Operations

     Revenue

	Year Ended December 31,
(In thousands, except percentages)	2007	2006		2005
Revenue	$-	$103		$12,026
Percentage decrease over prior period	n/a	(99%	)

     We recognized no revenue in 2007. Revenue in 2006 represented the $103,000 payments from our participation with the University of Colorado on a grant that was funded by the National Institutes of Health. Revenue in 2005 primarily reflected the $12.0 million payment received in connection with our December 2005 agreement with Genzyme.

     Total revenue in 2005 also included research license fees of $22,500 and royalty revenue of $3,200. These revenues were associated with research license agreements and a single royalty license related to our gene therapy technologies. As a result of the assignment of our gene therapy assets to Genzyme, we are no longer a direct party to most of the license or collaboration agreements that gave rise to the revenues prior to 2006. As a result, we do not expect any significant revenues for the foreseeable future and that revenues, if any, will consist solely of payments that may be received in connection with other non-gene-therapy related activities.

     Research and Development Expenses

     We maintain a small staff and sublease portions of our leased operating facilities to reduce our overhead costs. In addition, we use external resources to optimize the pace and cost of development of our product candidates. As a result, our current business model reduces our exposure to fixed costs for manufacturing staff and facilities and gives us more control over the strategic timing and application of our resources.

     Our research and development expenses can be divided into two primary functions: (1) costs to support research and preclinical development, and (2) costs to support preparation for and implementation of human clinical trials. Research and preclinical development costs include activities associated with general research and exploration, animal studies, non-clinical studies to support the design of human clinical trials, and in-house and independent third-party validation testing of potential acquisition or in-license drug candidates. Clinical development costs include activities associated with preparing for regulatory approvals, maintaining regulated and controlled processes, purchasing manufactured drug substances for use in human clinical trials, and supporting subject enrollment and subject administration within clinical trials.

     At December 31, 2007, the staff count associated with our current research and development activities, which focus on our portfolio of small molecule candidates for the treatment of serious neurological and neuromuscular disorders, was 23, compared to 21 and 20 at December 31, 2006 and 2005, respectively.

     The costs associated with these two primary functions of our research and development activities approximate the following (in thousands, except percentages):

			Percentage	Year Ended	Percentage
	Year Ended December 31,		increase 2007	December 31,	increase 2006
	2007	2006	over 2006	2005	over 2005
Research and preclinical development	$11,006	$10,454	5%	$9,350	12%
Clinical development	9,812	4,765	106%	4,425	8%
Total research and development expenses	$20,818	$15,219	37%	$13,775	10%

     Because a significant percentage of our research and development resources contribute to multiple development programs, the majority of our costs are not directly attributed to individual development programs. We base decisions regarding our project management and resource allocation primarily on interpretations of scientific data, rather than cost allocations. Our estimates of costs between research and preclinical development and clinical development activities are primarily based on staffing roles within our research and development departments. As such, costs allocated to specific projects may not necessarily reflect the actual costs of those efforts and, therefore, we do not generally evaluate actual costs-incurred information on a project-by-project basis. In addition, we are unable to estimate the future costs to complete any specific projects.

     As of December 31, 2006, we revised the estimated useful life on some leasehold improvements with a remaining carrying value of $1.2 million. As a result of this change, we accelerated the amortization of the remaining carrying value of these assets to match the estimated remaining term on the underlying building operating lease, which expires in May 2008. As a result of this change in estimate, our research and preclinical development depreciation and amortization expense increased by $0.5 million for 2007 and is expected to increase by $0.2 million in 2008 from the previous schedule.

     Research and preclinical development

			Percentage		Percentage
			increase		(decrease)
	Year Ended		(decrease)	Year Ended	increase
	December 31,		2007	December 31,	2006
(In thousands, except percentages)	2007	2006	over 2006	2005	over 2005
Personnel-related	$1,977	$1,891	5%	$3,502	(46%)
Share-based compensation	424	382	11%	-	n/a
External research and development	4,346	3,954	10%	1,234	220%
Depreciation and amortization	1,454	1,075	35%	1,423	(24%)
Other expenses including facilities overhead	2,805	3,152	(11%)	3,191	(1%)
Total research and preclinical development expenses	$11,006	$10,454	5%	$9,350	12%

     Comparison of Years Ended December 31, 2007 and 2006. The increases in our total research and preclinical development expenses for the year ended December 31, 2007, compared to 2006, of $552,000, were primarily due to changes in costs for the following:

  $392,000 higher expenditures for external research and development services from third-party service providers, primarily reflecting an increase in costs for required long-term safety studies for AV650 and research and development activities of AV411 Analogs and AV513, partially offset by a decrease in the level of external animal studies associated with AV411, as the program transitioned into the clinical development phase in late 2006, and

  $379,000 higher depreciation and amortization expenses as a result of the December 31, 2006 decrease in the estimated useful life of some leasehold improvements,

     partially offset by,

  $346,000 lower facilities and other allocated expenses, primarily due to lower facilities overhead.

     Comparison of Years Ended December 31, 2006 and 2005. The increases in our total research and preclinical development expenses for the year ended December 31, 2006, compared to 2005, of $1.1 million, were primarily due to changes in costs for the following:

  $2.7 million higher expenditures for external research and development services from third-party service providers, primarily related to an increase in external preclinical animal studies and scientific consulting work to support the progress of our lead product candidates, AV411 and AV650, as both programs transitioned into a clinical development phase, and the recognition of approximately $382,000, in non-cash expense for share-based compensation in compliance with FAS 123(R) adopted January 1, 2006,

     partially offset by,

  $1.6 million lower personnel-related expenses, reflecting a significantly lower average staff level in 2006 as a result of a staff reduction initiated in August 2005, partially offset by higher average salaries in 2006, and

  $0.4 million lower depreciation expenses and amortization, primarily as a result of the impairment charges for leasehold improvements and equipment that we recognized in 2005.

     Clinical development

					Percentage
			Percentage		(decrease)
	Year Ended		increase	Year Ended	increase
	December 31,		2007	December 31,	2006
(In thousands, except percentages)	2007	2006	over 2006	2005	Over 2005
Personnel-related	$1,457	$1,357	7%	$1,403	(3%)
Share-based compensation	405	169	140%	-	n/a
External clinical development	7,374	2,819	162%	737	282%
Depreciation	11	-	n/a	841	(100%)
Other expenses including facilities overhead	565	420	35%	1,443	(71%)
Total clinical development expenses	$9,812	$4,765	106%	$4,425	8%

     Comparison of Years Ended December 31, 2007 and 2006. The increase in our total clinical development expenses for the year ended December 31, 2007, compared to 2006, of $5.0 million, was primarily due to changes in costs for the following:

  $4.6 million higher expenditures for external clinical development services from third-party suppliers, associated with the ongoing support of our clinical trials for AV650 and AV411, compared to costs related to the preparation and initiation of clinical trials for AV650 and AV411 in 2006, and higher non-cash expenses of $236,000, for the recognition of share-based compensation in compliance with FAS 123(R).

     Comparison of Years Ended December 31, 2006 and 2005. The increase in our total clinical development expenses for the year ended December 31, 2006, compared to 2005, of $340,000, was primarily due to changes in costs for the following:

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

     Total research and development expenses for 2007 were within management’s expectations. If we are successful in our efforts to develop our product candidates, including the completion of our ongoing and additional clinical trials over the next twelve to eighteen months and thereafter, we expect our total research and development spending in future periods to rise.

     General and Administrative Expenses

     We have reclassified some prior period amounts within general and administrative expenses to conform to our current period’s presentation. The reclassifications had no impact on our financial condition, results of operations, or the net cash flow from operating activities reported on our statement of cash flow.

			Percentage		Percentage
			(decrease)		(decrease)
	Year Ended		increase	Year Ended	increase
	December 31,		2007	December 31,	2006
(In thousands, except percentages)	2007	2006	over 2006	2005	over 2005
Personnel-related	$3,013	$3,166	(5%)	$3,434	(8%)
Share-based compensation	1,097	944	16%	-	n/a
Severance	-	288	(100%)	22	1,209%
Legal and professional fees	1,246	1,194	4%	1,708	(30%)
Facilities, depreciation and other allocated expenses	3,140	3,268	(4%)	3,100	5%
Total general and administrative expenses	$8,496	$8,860	(4%)	$8,264	7%

     Comparison of the Years Ended December 31, 2007 and 2006. The decrease of $364,000 in our general and administrative expenses in 2007, compared to 2006, was primarily due to changes in costs for the following:

  $288,000 lower severance expenses largely associated with the resignation of an executive in January 2006,

  $153,000 lower personnel-related expenses, reflecting a slightly lower average staff level in 2007, partially offset by higher average salaries in 2007, and

  $128,000 lower facilities, depreciation and other allocated expenses, including costs associated with pubic relation activities,

     partially offset by,

  higher non-cash expenses of $154,000, for the recognition of share-based compensation in compliance with FAS 123(R).

     Comparison of the Years Ended December 31, 2006 and 2005. The increase of $597,000 in our general and administrative expenses in 2006, compared to 2005, was primarily due to changes in costs for the following:

  the recognition of approximately $944,000 in non-cash expense for share-based compensation in compliance with FAS 123(R) adopted January 1, 2006, and

  $266,000 higher severance expenses largely associated with the resignation of an executive in January 2006,

     partially offset by,

  $514,000 lower legal and professional fees, primarily associated with patent filings and business contracts, and

  $268,000 lower personnel-related expenses, reflecting a lower average staff level in 2006, partially offset by higher average salaries during the year.

     We expect our current level of general and administrative expenses to continue in 2008. However, if we are successful in our efforts to develop our product candidates, we expect general and administrative spending levels may increase to connection with the changing needs of the company.

     Impairment Loss Related to Long-Lived Assets

	Year Ended
	December 31,
(In thousands)	2007	2006	2005
Impairment loss related to long-lived assets	$-	$450	$6,130

     In connection with the organizational and structural changes initiated in 2005, we determined that our future operations would not require the full capacity of our leased facilities, and we began to pursue potential cost savings through a sublease. We determined that we would not recover fully the costs of our investment in leasehold improvements to the building and recorded an impairment charge of $6.1 million in 2005, to reduce the carrying value of some leasehold improvements and equipment to zero. This amount did not impact our cash flows in 2005. In 2006, we recognized a contingent asset retirement obligation associated with some leasehold improvements which we determined to be impaired in 2005. Since the carrying value for these assets had been reduced to zero, the recognition of the liability resulted in an additional impairment loss related to long-lived assets in 2006.

     In-license Fees

	Year Ended
	December 31,
(In thousands)	2007	2006	2005
In-license fees	$-	$3,000	$-

     In January 2006, we entered into a license agreement and paid Sanochemia a fee of $3.0 million as consideration for an exclusive license to develop and commercialize proprietary formulations of the compound tolperisone, which we have named AV650, for the North American market. We did not enter into any in-license agreements in 2007 or 2005.

     Interest Expense

	Year Ended
	December 31,
(In thousands, except percentages)	2007	2006	2005
Interest expense	$488	$467	$323
Percentage increase over prior period	4%	45%

     The increase in our interest expense between 2005 and 2007 reflects a rise in the average annual rate of interest charged during this period on our line of credit, which bears interest at a floating rate based on the London-Inter-Bank Offered Rate, and is reset in three- or six-month increments. On December 31, 2007, we repaid $1.0 million of our outstanding borrowings and reduced our loan payable at December 31, 2007 to $7.0 million. This should result in lower interest expense in future periods.

     Interest Income

	Year Ended
	December 31,
(In thousands, except percentages)	2007	2006	2005
Interest income	$3,954	$3,002	$1,682
Percentage increase (decrease) over prior period	32%	78%

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The increase in interest income between 2005 and 2007 primarily reflects the higher average outstanding balance of our total portfolio, including $12.0 million received from Genzyme in December 2005, the $19.4 million net cash proceeds from the private placement completed in May 2006, and the $28.5 million net cash proceeds from the sale of our common stock in connection with the underwritten offering in April 2007, as well as the impact of the increase in average yields earned on the portfolio.

     Sublease Income

	Year Ended
	December 31,
(In thousands)	2007	2006	2005
Sublease income	$703	$565	$67

     During 2007, we subleased 31,750 square feet of our aggregate facilities in two buildings to four separate corporate tenants not affiliated with Avigen. Effective December 4, 2007, we entered into a termination of sublease agreement for approximately 11,000 square feet of laboratory and office space originally sublet through November 2010. Unless we are able to enter into additional sublease agreements after December 31, 2007, we expect to recognize remaining contractual, sublease income of $0.5 million ratably over the remaining terms of the leases, which expire in May 2008 and November 2010.

Recently Issued Accounting Standards

     See Note 1, “Summary of Significant Accounting Policies - New Accounting Pronouncements,” in the Notes to our Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on Avigen, which discussion is incorporated by reference here.

Deferred Income Tax Assets

     In accordance with FAS 109, Accounting for Income Taxes, which is described in the Notes to our Financial Statements, we have calculated a deferred tax asset based on the potential future tax benefit we may be able to realize in future periods as a result of the significant tax losses experienced since our inception. However, the value of such deferred tax asset must be calculated using the tax rates expected to apply to the taxable income in the years in which such income occurs. Since we have no history of earnings, and cannot reliably predict when we might generate taxable income, if at all, we have recorded a valuation allowance for the full amount of our calculated deferred tax asset.

     We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 on January 1, 2007. Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

Liquidity and Capital Resources

     Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Between May 1996, the date of our initial public offering, and December 2007, we raised $235.7 million from private placements and public offerings of our common stock and warrants to purchase our common stock.

     In April 2007, we sold 4.4 million shares of our common stock at $6.94 per share in an underwritten offering to selected institutional investors for total net cash proceeds of $28.5 million after deducting underwriter discounts and other issuance costs of $2.1 million.

     In May 2006, we completed a private placement of common stock with institutional investors, raising approximately $19.4 million in net cash proceeds. The transaction represented the sale of approximately 3.9 million shares of common stock at a purchase price of $5.37 per share. There were no warrants or other enhancements included in the transaction.

     In addition to funding our operations through sales of our common stock, in December 2005 we received a $12.0 million payment from Genzyme in connection with the assignment of rights to most of our previously developed gene therapy-based intellectual property, some clinical trials and other gene therapy assets.

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

     At December 31, 2007, we had cash, cash equivalents, available-for-sale securities and restricted investments, of approximately $78.1 million, compared to approximately $70.8 million at December 31, 2006. At December 31, 2007 and 2006, the portion of our investment portfolio pledged as collateral, which we refer to as restricted investments, includes $7.0 million and $8.0 million, respectively, for outstanding borrowings against our credit facility and approximately $2.4 million in each year for letters of credit which serve as security deposits on our building leases. The classification of $428,000 of these restricted investments as current assets at December 31, 2007 results from the classification of the underlying building lease liability that expires in May 2008, as a current liability. The classification of $9.0 million of these restricted investments as non-current assets at December 31, 2007 results from the classification of our related loan payable that is due in November 2009, and the underlying building lease liability that expires in November 2010, as long-term liabilities. The reduction of $1.0 million in total restricted investments between 2007 and 2006 was the result of a repayment of outstanding borrowings in December 2007 which removed the need for the pledged investments. We do not consider our restricted investments a current source of additional liquidity.

     Effective June 1, 2007, we amended the terms of our credit facility with Wells Fargo Bank to extend the repayment period on $8.0 million of outstanding borrowings until November 2009. Under the terms of the amendment, we are able to make partial or full repayments of principal at any time; however, amounts repaid cannot be re-borrowed during the term of the credit facility. In addition, Wells Fargo Bank will maintain our $2.4 million of currently outstanding standby letters of credit pursuant to the terms required under our building operating leases that expire in November 2010 and May 2008.

     Operating Activities. Net cash used for operating activities was $21.1 million for 2007 compared to $20.4 million for 2006. The 2007 amount was primarily used to support our clinical research and development activities, including non-clinical studies and clinical trials performed by third parties. The 2006 amount includes the payment of $3.0 million during the year to Sanochemia in connection with our in-license agreement for AV650. The remainder of the cash we used in operating activities for both years was primarily used to support our internal research and development activities, and general and administrative expenses.

     Net cash used for operating activities in 2005 was $6.1 million. The increase in the amount of cash used in 2006 compared to 2005 is primarily due to higher expenditures to support our research and development activities in 2006, including preclinical studies and clinical trials performed by third parties, partially offset by the impact of the receipt of $12.0 million in 2005 in connection with our transaction with Genzyme. The level of cash used in operating activities during 2007 and 2006 were in line with management’s expectations.

     Investing and Financing Activities. Net cash used in investing activities in 2007 and 2006 was $8.4 million and $9.7 million, respectively, and consisted primarily of purchases of available-for-sale securities, net of sales and maturities, and a reduction in restricted investments. Net cash provided by financing activities in 2007 and 2006 was $28.1 million and $20.4 million, respectively, and consisted of $28.5 million net proceeds from the sale of our common stock in connection with the underwritten offering in April 2007 and $19.4 million of net proceeds from the private placement of out common stock to institutional investors in May 2006, as well as proceeds from the exercise of stock options during both years.

     Net cash provided by investing and financing activities in 2005 was $14.1 million and $286,000, respectively. The cash provided by investing activities consisted primarily of sales and maturities of available-for-sale securities, net of purchases, and the reduction in restricted investments, offset to a small degree by purchases of property and equipment of $277,000. Net cash provided by financing activities consisted of proceeds from the exercise of stock options during the year.

     The timing of and amounts realized from the exercise of previously issued stock options and warrants are determined by the decisions of the respective option and warrant holders, and are not controlled by us. Therefore, funds received from exercises of stock options and warrants in past periods should not be considered an indication of additional funds to be received in future periods.

     The following are contractual commitments at December 31, 2007 associated with debt obligations, lease obligations net of sublease income, and contractual commitments to fund third-party research (in thousands):

	Payments Due by Period
		Less than
Contractual Commitment	Total	1 year	1-3 years	4-5 years
Operating leases	$5,551	$2,092	$3,459	$-
Credit facility	7,000	-	7,000	-
Research funding for third-parties	8,200	7,700	500	-
Total	$20,751	$9,792	$10,959	$-

     Our credit facility is scheduled to expire on November 1, 2009, at which point a balloon payment of outstanding principal is due. The debt instrument bears interest at a floating rate based on the London Inter-Bank Offered Rate (“LIBOR”), which is reset in three- or six-month increments based on the date of each original drawdown, until expiration. As of December 31, 2007 and 2006, the average annual rate of interest charged on the borrowing was approximately 5.81% and 5.95%, respectively. Also under the terms of this agreement, we pledged a portion of our portfolio of available for sale securities as collateral and have identified the amount of the pledged securities as restricted investments on our balance sheets. The amount of the pledged securities is equal to the amount of utilized borrowing capacity on the credit facility. At December 31, 2007, we had borrowed $7.0 million from the credit vehicle and had reserved the remaining $2.0 million in borrowing capacity to secure a letter of credit in connection with our property lease entered into in November 2000. As a result, at December 31, 2007, we have no more borrowing capacity under this facility.

     Our current office and facility includes approximately 112,500 square feet of space. Of this, approximately 45,000 square feet of space is leased through May 2008 and approximately 67,500 square feet of space is leased through November 2010. In addition, in August 2007, we amended our lease agreement expiring in May 2008 to extend the expiration period on approximately 4,830 square feet of laboratory space through November 2010. Payments scheduled under our lease commitments are included in the table above under operating leases.

     Between 2005 and 2007, we completed sublease agreements for approximately 28% of our leased facilities in order to reduce the costs of our future lease obligations. Each sublease agreement runs concurrent with the duration of our underlying master lease term for the respective building. In December 2007, we entered into a termination of sublease agreement for approximately 11,000 square feet, or 10%, of our leased facilities, through November 2010. Payments scheduled under our remaining sublease agreements total approximately $525,000 through 2010.

     Under the terms of our building lease that expires in May 2008, we may be required, at our landlord’s sole discretion, to remove, reconfigure or otherwise alter some improvements we have made to the facility. If the landlord requires us to do so, this would impact our cash flows in future periods. As discussed above in “Critical Accounting Policies and Significant Judgments and Estimates – Impairment of property and equipment and asset retirement obligation,” we remeasured the fair value of this contingent asset retirement obligation, and recognized a liability of $484,000 and $450,000 at December 31, 2007 and 2006, respectively.

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

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that by keeping our staff level low and relying on a business model that allows us to leverage efficiencies through out-sourced service providers, our financial resources as of December 31, 2007 will be adequate to fund our projected operating needs for at least two years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose us to other market risks. None of our investments are held for trading purposes. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality issuers and highly liquid instruments with effective maturities of less than five years and an average aggregate portfolio duration of between one and three years. Our entire portfolio is classified as available-for-sale and, as of December 31, 2007 and 2006, consisted of 100% fixed-rate securities and did not include any holdings of auction rate securities.

     We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their December 31, 2007 levels, we estimate that the fair value of our securities portfolio would decline by approximately $684,000. Our estimated exposure at December 31, 2007 is higher than the estimated $613,000 exposure at December 31, 2006 primarily due to the higher dollar amount of short-term investments in the portfolio. The modeling technique used measures duration risk sensitivity to estimate the potential change in fair value arising from an immediate hypothetical shift in market rates and quantifies the ending fair market value including principal and accrued interest.

     Our long-term debt includes $7.0 million in borrowings under our credit facility that expires in November 2009. Interest charged on the borrowing is based on LIBOR and is reset in three- and six-month increments based on the date of each original drawdown. As of December 31, 2007, the average annual rate of interest charged on the borrowings was approximately 5.81% compared to 5.95% as of December 31, 2006.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Report on Form 10-K. Condensed supplementary data for each of the quarters in the years ended December 31, 2007 and 2006 are set forth under Note 15 of our financial statements.

REPORT OF ODENBERG, ULLAKKO, MURANISHI & CO. LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Avigen, Inc.

     We have audited the accompanying balance sheets of Avigen, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (October 22, 1992) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders' equity and cash flows for the period from inception (October 22, 1992) through December 31, 2005 were audited by other auditors. Our report, insofar as it relates to the amounts included for the period from October 22, 1992 to December 31, 2005, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Avigen, Inc. (a development stage company) at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from inception (October 22, 1992) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109. Also as discussed in Note 1 to the financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avigen, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 14, 2008

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Avigen, Inc.

     We have audited the accompanying statements of operations, stockholders’ equity and cash flows of Avigen, Inc. (a development stage company) for the year ended December 31, 2005. We also audited the statements of operations, stockholders’ equity and cash flows for the period from inception (October 22, 1992) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows for Avigen, Inc. for the year ended December 31, 2005 and for the period from inception (October 22, 1992) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Palo Alto, California
March 14, 2006

AVIGEN, INC.
(a development stage company)

BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$359	$1,815
Available-for-sale securities	68,327	58,525
Restricted investments	428	8,000
Accrued interest	717	652
Prepaid expenses and other current assets	778	445
Total current assets	70,609	69,437
Restricted investments	9,000	2,428
Property and equipment, net	1,263	2,709
Deposits and other assets	197	443
Total assets	$81,069	$75,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,039	$1,137
Accrued compensation and related expenses	879	833
Loan payable	-	8,000
Other current liabilities	523	-
Total current liabilities	3,441	9,970
Long-term loan payable	7,000	-
Deferred rent and other liabilities	796	1,570
Total liabilities	11,237	11,540
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 and 50,000,000
shares authorized, 29,692,709 and 25,116,131 shares
issued and outstanding at December 31, 2007 and
December 31, 2006, respectively	29	25
Additional paid-in capital	290,147	259,115
Accumulated other comprehensive income (loss)	351	(132)
Deficit accumulated during development stage	(220,695)	(195,531)
Total stockholders' equity	69,832	63,477
Total liabilities and stockholders' equity	$81,069	$75,017

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)

				Period from
				October 22,
				1992
				(inception)
				through
	Year Ended December 31,			December 31,
	2007	2006	2005	2007
Revenue	$-	$103	$12,026	$15,574

Operating expenses:
Research and development	20,818	15,219	13,775	177,317
General and administrative	8,496	8,860	8,264	77,810
Impairment loss related to long-lived assets	-	450	6,130	6,580
In-license fees	-	3,000	-	8,034
Total operating expenses	29,314	27,529	28,169	269,741
Loss from operations	(29,314)	(27,426)	(16,143)	(254,167)
Interest expense	(488)	(467)	(323)	(3,658)
Interest income	3,954	3,002	1,682	35,948
Sublease income	703	565	67	1,335
Other (expense) income, net	(19)	70	21	(153)

Net loss	$(25,164)	$(24,256)	$(14,696)	$(220,695)

Basic and diluted net loss per common share	$(0.90)	$(1.03)	$(0.71)

Shares used in basic and diluted net loss per
common share calculation	27,962,202	23,509,378	20,624,229

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

Period from October 22, 1992 (inception) through December 31, 2007
(in thousands, except for share information)

									Deficit
					Class B			Accumulated	Accumulated
					Convertible		Additional	Other	During the	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at October 22, 1992 (inception)	–	$–	–	$–	–	$–	$–	$–	$–	$–
Issuance of common stock at $.004 per share in
November and December 1992	–	–	896,062	1	–	–	4	–	–	5
Issuance of common stock at $.554 per share from
January to June 1993 for services rendered	–	–	20,316	–	–	–	11	–	–	11
Issuance of common stock at $.004 to $.222 per share
from November 1992 to March 1993 for cash	–	–	1,003,406	1	–	–	54	–	–	55
Issuance of Class B common stock at $.004 per share
in December 1992 for cash	–	–	–	–	90,293	–	1	–	–	1
Issuance of Series A preferred stock at $4.43 per
share from March to June 1993 for cash (net of
issuance costs of $410,900)	678,865	1	–	–	–	–	2,595	–	–	2,596
Issuance of Series A preferred stock at $3.85 per
share in March 1993 for cancellation of note
payable and accrued interest	68,991	–	–	–	–	–	266	–	–	266
Issuance of common stock at $.004 per share in
November 1993 pursuant to antidilution rights	–	–	22,869	–	–	–	1	–	–	1
Issuance of Series A preferred stock at $4.43 per
share from July to November 1993 for cash and
receivable (net of issuance costs of $187,205)	418,284	–	–	–	–	–	1,665	–	–	1,665
Issuance of Series B preferred stock at $5.54 per
share in March 1994 for cash (net of issuance
costs of $34,968)	128,031	–	–	–	–	–	674	–	–	674
Issuance of Series C preferred stock at $4.87 per
share from July 1994 to June 1995 for cash and
receivables (net of issuance costs of $259,620)	739,655	1	–	–	–	–	3,344	–	–	3,345
Issuance of Series C preferred stock at $4.87 per share
in June 1995 for cancellation of notes payable	35,500	–	–	–	–	–	173	–	–	173
Net loss and comprehensive loss from inception to
June 30, 1995	–	–	–	–	–	–	–	–	(8,608)	(8,608)
Balance at June 30, 1995 (carried forward)	2,069,326	$2	1,942,653	$2	90,293	$–	$8,788	$–	$(8,608)	$184

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2007
(in thousands, except for share information)

									Deficit
					Class B			Accumulated	Accumulated
					Convertible		Additional	Other	During the	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at June 30, 1995 (brought forward)	2,069,326	$2	1,942,653	$2	90,293	$–	$8,788	$–	$(8,608)	$184
Issuance of Series C preferred stock at $4.87 per share in July 1995 for cash (net of issuance costs of $26,000)	41,042	–	–	–	–	–	174	–	–	174
Issuance of Series D preferred stock at $7.09 per share
from October 1995 to February 1996 for cash (net of issuance costs of $25,279)	205,351	–	–	–	–	–	1,430	–	–	1,430
Issuance of Series D preferred stock at $7.09 per share in March 1996 in settlement of accounts payable	22,574	–	–	–	–	–	160	–	–	160
Issuance of common stock at $.004 per share in March 1996 pursuant to antidilution rights	–	–	17,630	–	–	–	1	–	–	1
Issuance of stock options in February 1996 in settlement of certain accrued liabilities	–	–	–	–	–	–	137	–	–	137
Conversion of Class B common stock to common stock	–	–	231,304	1	(90,293)	–	(1)	–	–	–
Issuance of warrants to purchase common stock in connection with 1996 bridge financing in March 1996	–	–	–	–	–	–	300	–	–	300
Conversion of preferred stock to common stock in May 1996	(2,338,293)	(2)	2,355,753	2	–	–	(1)	–	–	(1)
Issuance of common stock at $8.00 per share in connection with the May 1996 initial public
offering (net of issuance costs of $798,414 and underwriting discount of $1,500,000)	–	–	2,500,000	2	–	–	17,699	–	–	17,701
Proceeds from exercise of options at $0.44 per share in June 1996	–	–	6,178	–	–	–	3	–	–	3
Repurchase of common stock	–	–	(18,325)	–	–	–	(1)	–	–	(1)
Deferred compensation	–	–	–	–	–	–	164	–	–	164
Amortization of deferred compensation	–	–	–	–	–	–	(128)	–	–	(128)
Net loss and comprehensive loss	–	–	–	–	–	–	–	–	(4,097)	(4,097)
Balance at June 30, 1996 (carried forward)	–	$–	7,035,193	$7	–	$–	$28,725	$–	$(12,705)	$16,027

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2007
(in thousands, except for share information)

									Deficit
					Class B			Accumulated	Accumulated
					Convertible		Additional	Other	During the	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at June 30, 1996 (brought forward)	–	$–	7,035,193	$7	–	$–	$28,725	$–	$(12,705)	$16,027
Issuance of common stock at $8.00 per share in July 1996 in connection with the exercise of underwriters’ over-
allotment option (net of underwriting discount of $150,000)	–	–	250,000	–	–	–	1,850	–	–	1,850
Proceeds from exercise of options at $0.44 to $0.71 per share	–	–	3,387	–	–	–	1	–	–	1
Amortization of deferred compensation	–	–	–	–	–	–	41	–	–	41
Net loss and comprehensive loss	–	–	–	–	–	–	–	–	(5,578)	(5,578)
Balance at June 30, 1997	–	–	7,288,580	7	–	–	30,617	–	(18,283)	12,341
Proceeds from exercise of options at $0.44 to $0.71 per share	–	–	17,278	–	–	–	10	–	–	10
Amortization of deferred compensation	–	–	–	–	–	–	41	–	–	41
Compensation expense related to options granted for services	–	–	–	–	–	–	68	–	–	68
Net loss and comprehensive loss	–	–	–	–	–	–	–	–	(8,877)	(8,877)
Balance at June 30, 1998	–	–	7,305,858	7	–	–	30,736	–	(27,160)	3,583
Proceeds from exercise of options at $0.44 to $4.31 per share	–	–	181,045	–	–	–	222	–	–	222
Amortization of deferred compensation	–	–	–	–	–	–	41	–	–	41
Issuance of common stock at $2.25 - $2.94 per share and warrants in August to September 1998 in connection
with a Private Placement (net of issuance cost of $233,584)	–	–	1,306,505	1	–	–	2,734	–	–	2,735
Issuance of common stock at $3.81 - $4.88 per share and warrants in December 1998 in connection with a Private
Placement (net of issuance cost of $438,183)	–	–	1,367,280	2	–	–	5,195	–	–	5,197
Issuance of common stock at $5.50 - $6.00 per share and warrants in February to April 1999 in connection with a
Private Placement (net of issuance cost of $1,033,225)	–	–	2,198,210	2	–	–	12,154	–	–	12,156
Net loss and comprehensive loss	–	–	–	–	–	–	–	–	(9,611)	(9,611)
Balance at June 30, 1999 (carried forward)	–	$–	12,358,898	$12	–	$–	$51,082	$–	$(36,771)	$14,323

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2007
(in thousands, except for share information)

									Deficit
					Class B			Accumulated	Accumulated
					Convertible		Additional	Other	During the	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at June 30, 1999 (brought forward)	–	$–	12,358,898	$12	–	$–	$51,082	$–	$(36,771)	$14,323
Proceeds from exercise of options at $0.44 to $15.50	–	–	440,259	1	–	–	1,533	–	–	1,534
Proceeds from exercise of warrants at $2.81 to $31.95	–	–	1,017,215	1	–	–	8,427	–	–	8,428
Amortization of deferred compensation	–	–	–	–	–	–	5	–	–	5
Compensation expense related to options granted for services	–	–	–	–	–	–	89	–	–	89
Warrants granted for patent licenses	–	–	–	–	–	–	3,182	–	–	3,182
Warrants granted for building lease	–	–	–	–	–	–	1,738	–	–	1,738
Issuance of common stock at $16.19 to $25.56 per share and warrants in October and November 1999 in
connection with a Private Placement (net of issuance cost of $2,804,255 )	–	–	2,033,895	2	–	–	37,220	–	–	37,222
Issuance of common stock at $26 per share in April and May 2000 in connection with a
Public Offering (net of issuance cost of $2,288,966)	–	–	1,150,000	1	–	–	27,610	–	–	27,611
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(15,039)	(15,039)
Net unrealized loss on available-for-sale securities	–	–	–	–	–	–	–	(80)	–	(80)
Comprehensive loss										(15,119)
Balance at June 30, 2000	–	$–	17,000,267	$17	–	$–	$130,886	$(80)	$(51,810)	$79,013
Proceeds from exercise of options at $0.44 to $34.00 per share	–	–	165,700	–	–	–	869	–	–	869
Proceeds from exercise of warrants at $2.18 to $23.43	–	–	174,255	1	–	–	771	–	–	772
Compensation expense related to options granted for services	–	–	–	–	–	–	336	–	–	336
Issuance of common stock at $37.50 to $45.06 per share in November 2000
Public Offering (net of issuance cost of $4,622,188)	–	–	2,291,239	2	–	–	86,084	–	–	86,086
Issuance of common stock at $47.82 per share in February 2001 pursuant to a collaboration agreement	–	–	313,636	–	–	–	15,000	–	–	15,000
Comprehensive loss:									–
Net loss	–	–	–	–	–	–	–	–	(16,014)	(16,014)
Net unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	1,120	–	1,120
Comprehensive loss										(14,894)
Balance at June 30, 2001 (carried forward)	–	$–	19,945,097	$20	–	$–	$233,946	$1,040	$(67,824)	$167,182

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2007
(in thousands, except for share information)

									Deficit
					Class B			Accumulated	Accumulated
					Convertible		Additional	Other	During the	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at June 30, 2001 (brought forward)	–	$–	19,945,097	$20	–	$–	$233,946	$1,040	$(67,824)	$167,182
Proceeds from exercise of options at $2.13 to $6.75 per share	–	–	11,282	–	–	–	60	–	–	60
Proceeds from exercise of warrants $7.50 per share	–	–	9,955	–	–	–	75	–	–	75
Compensation expense related to options granted for services	–	–	–	–	–	–	179	–	–	179
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(11,319)	(11,319)
Net unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	1,173	–	1,173
Comprehensive loss										(10,146)
Balance at December 31, 2001	–	–	19,966,334	20	–	–	234,260	2,213	(79,143)	157,350
Proceeds from exercise of options at $1.875 to $8.525 per share	–	–	34,627	–	–	–	113	–	–	113
Proceeds from exercise of warrants at $7.50 per share	–	–	99,585	–	–	–	747	–	–	747
Compensation expense related to options granted for services	–	–	–	–	–	–	217	–	–	217
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(27,739)	(27,739)
Net unrealized loss on available-for-sale securities	–	–	–	–	–	–	–	(631)	–	(631)
Comprehensive loss										(28,370)
Balance at December 31, 2002	–	$–	20,100,546	$20	–	$–	$235,337	$1,582	$(106,882)	$130,057
Proceeds from exercise of options at $2.12 to $6.50 per share	–	–	63,746	–	–	–	242	–	–	242
Proceeds from exercise of warrants at $2.47 to $6.09 per share	–	–	112,102	–	–	–	476	–	–	476
Compensation expense related to options granted for services	–	–	–	–	–	–	65	–	–	65
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(25,774)	(25,774)
Net unrealized loss on available-for-sale securities	–	–	–	–	–	–	–	(1,180)	–	(1,180)
Comprehensive loss										(26,954)
Balance at December 31, 2003 (carried forward)	–	$–	20,276,394	$20	–	$–	$236,120	$402	$(132,656)	$103,886

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2007
(in thousands, except for share information)

									Deficit
					Class B			Accumulated	Accumulated
					Convertible		Additional	Other	During the	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at December 31, 2003 (brought forward)	–	$–	20,276,394	$20	–	$–	$236,120	$402	$(132,656)	$103,886
Proceeds from exercise of options at $0.443 to $6.313 per share	–	–	86,856	–	–	–	403	–	–	403
Proceeds from exercise of warrants at $6.05 per share	–	–	18,000	–	–	–	109	–	–	109
Compensation expense related to options granted for services	–	–	–	–	–	–	230	–	–	230
Warrants granted for patent licenses	–	–	–	–	–	–	97	–	–	97
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(23,923)	(23,923)
Net unrealized loss on available-for-sale securities	–	–	–	–	–	–	–	(927)	–	(927)
Comprehensive loss										(24,850)
Balance at December 31, 2004	–	–	20,381,250	20	–	–	236,959	(525)	(156,579)	79,875
Proceeds from exercise of options at $0.487 to $3.53 per share	–	–	526,023	1	–	–	286	–	–	287
Compensation expense related to options granted for services	–	–	–	–	–	–	13	–	–	13
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(14,696)	(14,696)
Net unrealized loss on available-for-sale securities	–	–	–	–	–	–	–	(15)	–	(15)
Comprehensive loss										(14,711)
Balance at December 31, 2005	–	–	20,907,273	21	–	–	237,258	(540)	(171,275)	65,464
Proceeds from exercise of options at $2.00 to $5.93 per share	–	–	269,098	-	–	–	1,012	–	–	1,012
Issuance of common stock at $5.37 per share in May 2006 in connection with a
Private Placement (net of issuance cost of $1,802,149)	–	–	3,939,760	4	–	–	19,350	–	–	19,354
Stock-based compensation expense	–	–	–	–	–	–	1,381	–	–	1,381
Compensation expense related to options granted for services	–	–	–	–	–	–	114	–	–	114
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(24,256)	(24,256)
Net unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	408	–	408
Comprehensive loss										(23,848)
Balance at December 31, 2006	–	$–	25,116,131	$25	–	$–	$259,115	$(132)	$(195,531)	$63,477

									Deficit
					Class B			Accumulated	Accumulated
					Convertible		Additional	Other	During the	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at December 31, 2006 (brought forward)	–	$–	25,116,131	$25	–	$–	$259,115	$(132)	$(195,531)	$63,477
Proceeds from exercise of options at $2.68 to $6.31 per share	–	–	163,387	–	–	–	593	–	–	593
Issuance of common stock at $6.94 per share in April and May 2007
Public Offering (net of issuance cost of $2,110,193)	–	–	4,413,191	4	–	–	28,513	–	–	28,517
Stock-based compensation expense	–	–	–	–	–	–	1,834	–	–	1,834
Compensation expense related to options granted for services	–	–	–	–	–	–	92	–	–	92
Comprehensive loss:				–	–	–	–	–	–
Net loss	–	–	–				–	–	(25,164)	(25,164)
Net unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	483	–	483
Comprehensive loss										(24,681)
Balance at December 31, 2007	–	$–	29,692,709	$29	–	$–	$290,147	$351	$(220,695)	$69,832

See accompanying notes

AVIGEN, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)

				Period from
				October 22,
				1992
				(inception)
	Year Ended			through
	December 31,			December 31,
	2007	2006	2005	2007
Operating Activities
Net loss	$(25,164)	$(24,256)	$(14,696)	$(220,695)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,594	1,273	2,549	21,393
Gain on disposal of property and equipment	(37)	(18)	(65)	(120)
Impairment loss related to long-lived assets	-	450	6,130	6,580
Amortization of deferred compensation	-	-	-	164
Non-cash rent expense for warrants issued in connection
with the extension of the building lease	217	217	217	1,700
Amortization of deferred rent	(774)	(162)	3	18
Non-cash compensation expense for common stock, warrants,
and stock options issued for services	1,926	1,495	13	5,139
Warrants issued for patent license	-	-	-	3,182
Changes in operating assets and liabilities:
Accrued interest	(65)	(182)	238	(533)
Prepaid expenses and other current assets	(514)	292	(294)	(1,143)
Deposits and other assets	210	79	(316)	(53)
Accounts payable, other accrued liabilities and
accrued compensation and related expenses	1,471	452	167	4,168
Net cash used in operating activities	(21,136)	(20,360)	(6,054)	(180,200)

Investing Activities
Purchases of property and equipment	(203)	(176)	(277)	(28,834)
Proceeds from disposal of property and equipment	92	142	231	465
Decrease (increase) in restricted investments	1,000	-	1,500	(9,428)
Purchases of available-for-sale securities	(109,538)	(109,261)	(66,475)	(990,359)
Maturities of available-for-sale securities	100,218	99,594	79,082	922,383
Net cash (used in) provided by investing activities	(8,431)	(9,701)	14,061	(105,773)
Financing Activities
Proceeds from long-term obligations	-	-	-	10,133
Repayment of long-term obligations	(1,000)	-	-	(2,710)
Proceeds from bridge financing	-	-	-	1,937
Repayment of bridge financing	-	-	-	(2,131)
Payments on capital lease obligations	-	-	-	(2,154)
Proceeds from sale-leaseback of equipment	-	-	-	1,927

				Period from
				October 22,
				1992
				(inception)
	Year Ended			through
	December 31,			December 31,
	2007	2006	2005	2007
Proceeds from issuance preferred stock, net of
issuance costs	-	-	-	9,885
Proceeds from warrants and options exercised	593	1,012	286	15,954
Proceeds from issuance of common stock, net of issuance
costs and repurchases	28,518	19,354	-	253,491
Net cash provided by financing activities	28,111	20,366	286	286,332
Net (decrease) increase in cash and cash equivalents	(1,456)	(9,695)	8,293	359
Cash and cash equivalents, beginning of period	1,815	11,510	3,217	-
Cash and cash equivalents, end of period	$359	$1,815	$11,510	$359

Supplemental disclosure
Issuance of warrants in connection with the extension of the
building lease	$-	$-	$-	$1,738
Issuance of preferred stock for cancellation of accounts
payable, notes payable and accrued interest	-	-	-	499
Issuance of stock options for repayment of certain accrued
liabilities	-	-	-	137
Issuance of warrants in connection with bridge financing	-	-	-	300
Deferred compensation related to stock option grants	-	-	-	164
Purchase of property and equipment under capital lease
financing	-	-	-	226
Cash paid for interest	488	467	323	3,165

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Description of Business and Basis of Presentation

     Avigen, Inc. was incorporated on 1992 in Delaware and is focused on developing and commercializing small molecule therapeutics to treat serious chronic neurological and neuromuscular disorders. Our current product candidates primarily address neuromuscular spasm and spasticity and neuropathic pain. Since our inception, our activities have consisted principally of acquiring product rights, raising capital, establishing facilities and performing research and development. Accordingly, we are considered to be a development stage company. We operate in a single segment.

     At December 31, 2007, we had an accumulated deficit of $220.7 million and expect to continue to incur substantial losses over the next several years. Our operations are subject to certain risks and uncertainties frequently encountered by development stage companies, particularly those encountered in the changing environment of small biotech and specialty pharmaceutical companies. Such risks and uncertainties include, but are not limited to, timing and uncertainty of achieving milestones in clinical development and in obtaining approvals from the FDA and other non-U.S. regulatory agencies. Our ability to generate revenue in the future will depend substantially on the timing and success of reaching development milestones, obtaining regulatory approvals from the FDA or other regulatory agencies for new drug applications, and obtaining market acceptance of our products. We plan to meet our future capital requirements primarily through issuances of equity securities, payments under collaborative agreements with third parties, government grants, and license fees. We intend to seek additional funding through public or private equity or debt financing when market conditions allow. There can be no assurance that we will be able to enter into financing arrangements on acceptable terms in the future, if at all.

     At December 31, 2007, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $78.1 million.  We believe that our cash resources at December 31, 2007 will be adequate to fund our operating needs for at least two years.

     Use of Estimates

     The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires our management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. Actual results could differ materially from those estimates.

     Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are recorded at cost, which approximates fair market value.

     Available- for-Sale Securities

     We invest our excess cash balances in marketable securities, primarily corporate debt securities, federal agency obligations, asset-backed securities, U.S. treasuries, and municipal bonds. Our primary investment objectives are to preserve principal, maintain a high degree of liquidity, and maximize total return. All marketable securities are held in our name under the custodianship of Wells Capital Management. We have classified all our investments in marketable securities as available-for-sale. Available-for-sale securities are reported at market value and unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive income (loss) as a separate component of stockholders’ equity until realized. A decline in the market value of a security below its cost that is deemed to be other-than-temporary is charged to earnings, and would result in the establishment of a new cost basis for the security.

     Our available-for-sale securities consist principally of obligations with a minimum short-term rating of A1/P1 and a minimum long-term rating of A- and with effective maturities of less than three years. The cost of securities sold is based on the specific identification method. Interest on securities classified as available for sale is included in interest income.

     Fair value of financial instruments

     The fair value of our cash equivalents and available-for-sale securities is based on quoted market prices. The fair value of our loans payable is based on current interest rates available to us for debt instruments with similar terms, degrees of risk, and remaining maturities. Management considers the carrying amount of these financial instruments to be representative of their respective fair value at December 31, 2007 and 2006.

     Restricted Investments

     In June 2000, we pledged $10.0 million of our portfolio of available-for-sale securities to secure a financing arrangement to support construction related activities. We subsequently borrowed $8.0 million against this financing arrangement and utilized $2.0 million of borrowing capacity to secure a letter of credit in connection with a building lease that expires in November 2010. In May 2003, we pledged $428,000 of our portfolio of available-for-sale securities to secure two letters of credit that serve as security deposits in connection with a building lease which is scheduled to terminate in May 2008.

     At December 31, 2007, $428,000 and $9.0 million of available-for-sale securities were classified as restricted investments in current and non-current assets, respectively. At December 31, 2006, $8.0 million and $2.4 million of available-for-sale securities were classified as restricted investments in current and non-current assets, respectively. The total of our current and non-current restricted investments at the end of each period represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain liabilities at the end of each period. The change in classification and total amount of restricted investments between December 31, 2007 and 2006 reflect the reduction of collateral associated with our partial repayment of $1.0 million of outstanding borrowings and the extension of the repayment period on the remaining outstanding borrowings of $7.0 million until November 2009, which resulted in the reclassification of restricted investments pledged in connection with these borrowings to non-current assets, partially offset by the reclassification of restricted investments of $428,000 to current assets associated with the scheduled maturities of two letters of credit in May 2008.

     Concentration of Credit Risk

     Cash, cash equivalents, available-for-sale securities and restricted investments consist of financial instruments that potentially subject us to concentrations of credit risk to the extent of the value of the assets recorded on our balance sheets. We believe that we have established guidelines for investment of our excess cash that maintain safety and liquidity through our policies on diversification among asset classes and issuers, as well as across investment maturities.

     Impairment of Long-Lived Assets

     All long-lived assets are reviewed for potential impairment whenever events or changes in business circumstances indicate that the carrying value of an asset may not be fully recoverable under Statement of Financial Account Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Impairment is determined by comparing future projected undiscounted cash flows to be generated by the asset to its carrying value. If impairment is identified, a loss would be recognized and reflected in net loss to the extent that the carrying amount of the asset exceeds its estimated fair value determined by discounted cash flow analyses or comparable fair values of similar assets.

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

     Asset Retirement Obligation

     We account for obligations associated with the retirement costs of long-lived assets in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (“FAS 143”), as interpreted by FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the terms of our building lease that expires in May 2008, we may be required, at our landlord’s sole discretion, to remove, reconfigure or otherwise alter certain improvements we have made to the facility. This obligation is subject to a conditional future event that is not within our control. We determine the fair value of asset retirement obligations based on our assessment of a range of possible settlement dates and amounts. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to our estimated liabilities.

     As a result of a change in estimate in December 2006, we remeasured the fair value of this contingent asset retirement obligation and recorded a non-current liability for $450,000. The recognition of this liability would have resulted in an adjustment to the carrying value of the underlying long-lived assets. However, in 2005, these improvements were determined to be impaired and written-off with a charge to our net loss (see Note 4). Since there was no carrying value of the underlying assets at December 31, 2006, the recognition of the asset retirement obligation resulted in an additional charge in 2006 to impairment loss related to long-lived assets. As of December 31, 2007, there were no material changes in our expectations with regard to this obligation. Upon settlement of the obligation, we will recognize any difference between the cost to retire the asset and the liability recorded as an increase or decrease to operating expenses in our statement of operations in year of settlement.

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

     Revenues from the License or Assignment of Intellectual Property Rights

     We recognize non-refundable license or assignment fees, including development milestone payments associated with license or assignment agreements, for which we have no further significant performance obligations and no continuing involvement requirements related to product development, on the earlier of the dates on when the payments are received or when collection is assured. For example, in 2005, we received a $12.0 million payment under the terms of our agreement with Genzyme Corporation (see Note 8). We recognized the payment as revenue, since we concluded that as of December 31, 2005, we did not have any significant future performance obligations under the agreement.

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

     Deferred Rent

     We record our obligations under facility operating lease agreements as rent expense. We recognize rent expense on a straight-line basis over the term of the operating lease. The difference in actual amounts paid and amounts recorded as rent expense during the fiscal year is recorded as deferred rent. Amounts classified as deferred rent totaled $760,000 and $967,000 at December 31, 2007 and 2006, respectively.

     Comprehensive Loss

     Components of other comprehensive loss, including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive loss. For all periods presented, we have disclosed comprehensive loss in our statement of stockholders’ equity.

     Research and Development Expenses

     Research and development expenses consist of expenses incurred in performing research and development activities including related salaries and benefits, facilities and other overhead costs, clinical trial and related drug product costs, contract services and other outside service expenses. We charge research and development expenses to operating expense in the period incurred. These costs consist of costs incurred for our independent, as well as our collaborative, research and development activities.

     Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, we recognize expenses as the services are provided. Several of our contracts extend across multiple reporting periods. Management assessments include, but are not limited to, an evaluation by the project manager of the work that has been completed during the period, measurement of progress prepared internally, estimates of incurred costs by third-party service providers, and management’s judgment. The determination of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period requires significant judgment, and could have a material impact on our balance sheet and results of operations. These estimated expenses may or may not match the actual fees billed by the service providers as determined by actual work completed. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significantly higher research and development expenses in future reporting periods.

     Income Taxes

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse. To date, we have no history of earnings. Therefore, our net deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. We have recorded a valuation allowance for the full amount of our calculated deferred tax asset as of December 31, 2007 and 2006.

     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. FIN 48 provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48 (see Note 14).

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

	Year Ended December 31,
	2007	2006	2005
Potential dilutive stock options outstanding	402,430	287,853	273,667

Outstanding securities excluded from the potential dilutive common shares calculation (1)	3,152,961	2,611,068	3,756,850
____________________

     (1) For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock whose exercise prices exceed the average of the closing sale prices of our common stock as reported on the NASDAQ Global Market for the period.

     Stock-Based Compensation

     Prior to January 1, 2006, we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, we measured compensation expense for share-based compensation using the intrinsic value method. When the exercise price of our employee stock options was equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment, (“FAS 123(R)”) using the modified prospective transition method and have not restated results for prior periods. In accordance with FAS 123(R), we recognize the compensation cost for all share-based awards to employees in our financial statements based on their grant-date fair value. Share-based compensation expense is recognized over the period during which the employee is required to perform service in exchange for the award, which generally represents the scheduled vesting period. We have no awards with market or performance conditions. Estimated compensation expense for awards outstanding at January 1, 2006, but not yet vested as of that date, is being recognized over the remaining service period using the compensation cost calculated based on the same estimate of grant-date fair value previously reported for pro forma disclosure purposes under FAS 123.

     Our adoption of FAS 123(R) using the modified prospective transition method requires us to determine the amount of eligible windfall tax benefits (the pool of windfall tax benefits) that are available on the adoption date to offset future shortfalls. We have elected to calculate the historical pool of windfall tax benefits (i.e., the amount that would have accumulated as of the adoption date of FAS 123(R)) using the “short-cut method,” as provided in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards which includes simplified methods to establish the beginning balance of the pool of windfall tax benefits related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the pool of windfall tax benefits and statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of FAS 123(R). We also have elected to follow the “tax law ordering approach” to determine when the historic tax benefits are realized (tax benefits realized based on provisions in the tax law that identify the sequence in which stock option deductions are utilized for tax purposes). Subsequent to the adoption of FAS 123(R), we will continue to track the balance of the pool of windfall tax benefits based on windfalls or shortfalls incurred after the adoption date.

     The following table illustrates the effect on our net loss and loss per common share if we had applied the fair value recognition provisions to share-based employee compensation in 2005 (in thousands, except for per share data):

Year Ended
December 31,
2005
Net loss - as reported	$(14,696)
Add: Stock-based employee compensation included in reported net loss	-
Less: Total stock-based employee compensation expense determined under
the fair-value-based method for all awards	(2,219)
Net loss – pro forma	$(16,915)

Net loss per common share basic and diluted – as reported	$(0.71)
Net loss per common share basic and diluted – pro forma	$(0.82)

     For equity awards to non-employees, including lenders, lessors, and consultants, we also apply the Black-Scholes method to determine the fair value of such instruments in accordance with FAS 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services. The options and warrants granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received or the term of the related financing.

     New Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities. FAS 157 also requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 is effective for us as of January 1, 2008 for financial assets and financial liabilities within its scope and it is not expected to have a material impact on our financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. We are currently assessing the impact, if any, of adopting FAS 157 and FSP FAS 157-2 for non-financial assets and non-financial liabilities on our financial statements.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115 (“FAS 159”). FAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of FAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities. SFAS 159 is effective for us as of January 1, 2008 and as of this effective date, we have elected not to apply the fair value option to any of our financial assets or financial liabilities.

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

     In September 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Agreements (“EITF 07-1”). EITF 07-1 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-1 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. EITF 07-1 is effective for us as of January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on our financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”). FAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, FAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. FAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, FAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. FAS 141(R) is effective for us as of January 1, 2009. While the adoption of FAS 141(R) is not expected to have a material impact on our financial statements, we expect the application of the new standard will likely have a significant impact on how we allocate the purchase price of any future acquired business, if any, including the expensing of direct transaction costs and costs to integrate the acquired business.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Financial Statements, an Amendment of ARB No. 51, (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. FAS 160 also requires a new presentation on the face of the financial statements to separately report the amounts attributable to controlling and non-controlling interests. FAS 160 is effective for us as of January 1, 2009. The adoption of FAS 160 is not expected to have a material impact on our financial statements.

2. Cash, Available-for-Sale Securities and Restricted Investments

     The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2007 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$359	$-	$-	$359
Corporate debt securities	24,322	32	(25)	24,329
Federal agency obligations	21,871	164	-	22,035
Asset-backed and other securities	31,212	183	(4)	31,391
Total	$77,764	$379	$(29)	$78,114
Amounts reported as:
Cash and cash equivalents	$359	$-	$-	$359
Restricted investments	9,428	-	-	9,428
Available-for-sale securities	67,977	379	(29)	68,327
Total	$77,764	$379	$(29)	$78,114

     The weighted average maturity of our investment portfolio at December 31, 2007 was 333 days, with $44.6 million carrying an effective maturity of less than twelve months, and $33.5 million carrying an effective maturity between one and three years.

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

     Net realized gain was approximately $6,000 for the year ended December 31, 2007, and net realized losses were approximately $24,000 and $32,000 for the years ended December 31, 2006 and 2005, respectively.

     At December 31, 2007 and 2006, we had the following available-for-sale securities that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2007	Losses	Value	Losses	Value
Corporate debt securities	$(7)	$6,812	$(18)	$2,637
Asset-backed and other securities	(4)	1,480	-	-
Total	$(11)	$8,292	$(18)	$2,637

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2006	Losses	Value	Losses	Value
Corporate debt securities	$(38)	$9,024	$(36)	$11,925
Federal agency obligations	(42)	12,097	(15)	3,782
Asset-backed and other securities	(14)	7,684	(5)	2,495
Treasury obligations	(5)	745	-	-
Total	$(99)	$29,550	$(56)	$18,202

     The gross unrealized losses reported above for 2007 and 2006 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

3. Property and Equipment

     Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Leasehold improvements	$6,742	$6,742
Laboratory equipment	1,218	1,168
Office furniture and equipment	1,403	1,542
	9,363	9,452
Less: accumulated depreciation and amortization	(8,100)	(6,743)
Property and equipment, net	$1,263	$2,709

     Total depreciation and amortization expense for 2007, 2006 and 2005, was $1.6 million, $1.3 million and $2.5 million, respectively.

     As of December 31, 2006, we revised the estimated useful life on certain leasehold improvements with a remaining carrying value of $1.2 million to correspond with the remaining term on the underlying building operating lease which expires in May 2008, since we no longer intended to exercise an option to extend the lease term. These leasehold improvements had previously been scheduled to be amortized through December 2010. The change in useful life was accounted for as a change in accounting estimate.

4. Impairment Loss related to Long-Lived Assets

     In 2005, we determined that the scope of our research and development activities had changed such that we would not effectively utilize certain portions of our leased facilities that had been designed to support our gene therapy programs. After considering alternative uses for these spaces, we determined that it was not cost effective to re-engineer the rooms representing approximately 40,000 square feet of manufacturing, laboratory, and office space under lease through May 2008 and approximately 11,000 square feet of similar space we have under lease through November 2010. We determined we would maximize our potential cost savings by subleasing the properties.

     Based on market conditions for rental property in 2005, we did not expect to fully recover the value invested in leasehold improvements and equipment with a carrying value of $6.1 million. In 2005, we recorded an impairment loss related to long-lived assets in the facility and wrote down the related carrying value of the leasehold improvements, laboratory and office equipment and furniture to approximate their estimated fair values.

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

     In December 2006, we recorded an asset retirement obligation associated with our commitment to remove or otherwise alter certain leasehold improvements at the end of our building lease that terminates in May 2008. Because the underlying assets had been determined to be impaired in 2005, and no longer had a carrying value, the recognition of the asset retirement obligation resulted in an additional impairment loss related to long-lived assets in 2006 (see Note 1).

5. License Agreement – Sanochemia Pharmazeutika AG

     In January 2006, we entered into a license agreement with SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, or Sanochemia. Under the terms of the agreement, we received an exclusive license to develop and market certain formulations of the compound tolperisone in North America. This compound is the active pharmaceutical ingredient in our product candidate, AV650, for the treatment of spasticity and neuromuscular spasm. Under the terms of the agreement, we paid Sanochemia $3.0 million in initial license fees and are required to make additional future payments upon the achievement of successful clinical and regulatory product development milestones and, following regulatory approval, to make royalty payments on sales. We and Sanochemia have also entered into a long-term supply agreement under which Sanochemia will manufacture, and we will purchase for additional cost, the AV650 product for our clinical and commercial supply. The $3.0 million initial payment was nonrefundable, does not include any significant future performance requirements by Sanochemia, and the licensed compound does not have an alternative future use to us beyond the AV650 product. As such, we recognized the entire initial payment as in-license fee expense in 2006 and expect that any future payments we make under the terms of the agreement will also be recorded as in-license fee expense.

6. Severance Expense

     In January 2006, an executive officer resigned from Avigen. In connection with his resignation, we agreed to pay severance benefits including base salary for a period of one year and continued health benefits for up to twelve months. In addition, we agreed to modify outstanding stock options held by the executive to allow for six months of additional vesting and an extended period to exercise all vested stock options for up to two years. As a result of this separation and the related modification of outstanding stock options held by the executive, we recognized a severance expense of approximately $288,000 and a non-cash, share-based compensation charge of approximately $108,000 in 2006.

7. Termination Costs Associated with Exit Activities

     In August 2005, we took steps to reduce our research and development spending attributable to gene therapy activities. As a result, we reduced the level of our total staff by approximately 19 positions, primarily in research and development. This action qualified as an exit activity under FAS 146, Costs Associated with Exit or Disposal Activities. In connection with this reduction in staff, we incurred approximately $646,000 in severance and other termination-related benefits. Approximately $624,000 of the costs associated with the workforce reduction are included in research and development expenses and approximately $22,000 are included in general and administrative expenses for year ended December 31, 2005. We do not expect to incur any additional costs associated with the workforce reduction.

8. AAV Gene Therapy Assignment Agreement - Genzyme Corporation

     In December 2005, we entered into an agreement with Genzyme Corporation, or Genzyme, whereby we assigned to Genzyme our rights to certain gene therapy-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials. Under the terms of the agreement, we received a $12.0 million payment and could receive significant additional development milestones, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us. The $12.0 million payment was non-refundable and we did not have any significant additional performance obligations associated with the agreement as of December 31, 2005. Because we could receive significant future cash flows in connection with this agreement, we have not accounted for this transaction as discontinued operations. As such, we recognized the entire payment received as revenue in 2005 and expect that any future payments we receive under the terms of the agreement will also be recorded as revenue. We did not receive any payments from Genzyme for the periods ended December 31, 2007 and 2006.

9. Long Term Loan Payable

     In June 2000, we entered into a financing arrangement with Wells Fargo Bank, National Association (the “Bank”) to support construction-related activities. Under this arrangement, we had the right to borrow up to $10.0 million through June 1, 2003. This revolving line of credit was amended in June 2002 to extend the expiration date to June 1, 2005, and amended again in June 2004 to extend the expiration date to June 1, 2007. Effective June 1, 2007, we amended the arrangement to extend the expiration date until November 30, 2009. Under the terms of the amended agreement, as renewed, the Bank agrees to provide a loan commitment through November 30, 2009, not to exceed the aggregate principal amount of $8.0 million, the proceeds of which shall be used to refinance our outstanding borrowings under our expiring line of credit and, accordingly, the borrowings are classified as long-term loans payable. Also under the terms of the credit facility, as renewed, we may from time to time during the term of the Loan Commitment partially or wholly repay any outstanding borrowings, provided that amounts repaid may not be re-borrowed, and that the outstanding principal balance of the loan commitment shall be due and payable in full on November 30, 2009. In addition, the Bank will separately maintain our currently outstanding standby letters of credit issued to our building lessors in the amounts of $2.0 million and $427,670 pursuant to the terms required under our building operating leases that expire in November 2010 and May 2008, respectively.

     Amounts borrowed under this credit facility, as renewed, bear interest at the London Inter-Bank Offered Rate plus a margin adjustment that varies between 0.50% and 0.75% on the date of each drawdown based on the market value of our investment portfolio held with a subsidiary of Wells Fargo. This interest rate is subsequently reset every three or six months. The weighted average interest rate for all outstanding drawdowns on this long-term obligation was 5.81% and 5.95% at December 31, 2007 and 2006, respectively. We have pledged a portion of our portfolio of available-for-sale securities equal to the amount of outstanding borrowings to secure this obligation, and have identified these pledged assets as restricted investments on our balance sheets. As of December 31, 2007 and 2006, we had borrowed $7.0 million and $8.0 million, respectively, from the line of credit. Payments of interest only are due monthly through November 30, 2009, at which time a balloon payment of outstanding principal is due.

10. Stockholders’ Equity

     Common Stock

     In August and September 1998, we issued an aggregate of 1,306,505 shares of our common stock at $2.25 to $2.94 per share to selected institutional investors. The offering was completed through a private placement. As part of the transaction, we issued warrants to purchase 261,301 shares of our common stock with an exercise price of $2.18 to $3.67 per share. The exercise price was 125% of the fair market value per share of our underlying stock on the corresponding closing day and the warrants carried a five-year term. All of these warrants not exercised have expired. After deducting commissions and fees from the gross proceeds of $3.0 million, net proceeds from this transaction approximated $2.7 million.

     In December 1998, we issued 1,367,280 shares of our common stock at $3.81 to $4.88 per share to selected institutional investors. The offering was completed through a private placement. As part of this transaction, we issued warrants to purchase 273,456 shares of our common stock with an exercise price ranging from $4.76 to $6.09 per share. The exercise price was 125% of the fair market value per share of our underlying stock on the corresponding closing day and the warrants carried a five-year term. All of these warrants not exercised have expired. After deducting commissions and fees from the gross proceeds of $5.6 million, net proceeds from this transaction approximated $5.2 million.

     In February and April 1999, we issued an aggregate of 2,198,210 shares of our common stock at $5.50 to $6.00 per share to selected institutional investors. The offering was completed through a private placement. As part of this transaction, we issued warrants to purchase 439,642 shares of our common stock with an exercise price of $6.87 to $7.50 per share. The exercise price was 125% of the fair market value per share of the underlying stock on the corresponding closing day and the warrants carried a five-year term. All of these warrants not exercised have expired. After deducting commissions and fees from the gross proceeds of $13.2 million, net proceeds from this transaction approximated $12.2 million.

     In October and November 1999, we issued an aggregate of 2,033,895 shares of our common stock at $16.19 to $25.56 per share to selected institutional investors. The offering was completed through a private placement. As part of this transaction, we issued warrants to purchase 406,779 shares of our common stock with an exercise price of $20.25 to $31.95 per share. The exercise price was 125% of the fair market value per share of our underlying stock on the corresponding closing day and the warrants carried a five-year term. All of these warrants not exercised have expired. After deducting commissions and fees from the gross proceeds of $40.0 million, net proceeds from this transaction approximated $37.2 million.

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

     In March 2004, we issued a warrant to purchase 15,000 shares of our common stock as partial consideration for the acquisition of certain intellectual property rights used in our research and development activities. The fair value of this warrant was approximately $97,000 when we entered into the corresponding license agreement in October 2003. The fair value of the warrant was fully expensed and recorded in accounts payable and other accrued liabilities as of December 31, 2003. Upon issuance, the fair value of the warrant was reclassified to additional paid in capital for the year ended December 31, 2004. This warrant was issued with an exercise price equal to the fair market value per share of our underlying stock at the time of issuance, or $6.50, and carries a ten-year term. At December 31, 2007, this was the only issued warrant Avigen had that was outstanding.

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

     In April and May 2007, we issued an aggregate of 4,413,191 shares of our common stock at $6.94 per share through a public offering. After deducting combined commissions and fees from the gross proceeds of $30.6 million, net proceeds from this transaction totaled $28.5 million.

     Shares Reserved for Future Issuance

     We have reserved shares of our common stock for future issuance as follows:

Year Ended
December 31,
2007
Stock options outstanding	4,475,227
Stock options available for grant	2,076,610
Warrants to purchase common stock	15,000
Shares available for Employee Stock Purchase Plan	360,000
6,926,837

11. Share-based Compensation

     During the years ended December 31, 2007 and 2006, share-based compensation expense has been recognized for all our share-based compensation plans as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006
Research and development	$(600)	$(437)

General and administrative	(1,234)	(944)
Share-based compensation expense before taxes	(1,834)	(1,381)
Related income tax benefits	-	-
Net share-based compensation expense	$(1,834)	$(1,381)
Net share-based compensation expenses per basic and diluted common share	$(0.07)	$(0.06)

     Since we have cumulative operating losses as of December 31, 2007 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements during the years ended December 31, 2007 and 2006, respectively. Prior to our adoption of FAS 123(R) as of January 1, 2006, share-based employee compensation expense was not recognized in our statements of operations. See Note 1, Share-Based Compensation, for the pro-forma effect on our net loss and net loss per share if we had applied the fair value recognition provisions to share-based employee compensation in 2005.

     As of December 31, 2007, Avigen had stock options outstanding to employees, non-employee directors, and consultants under three share-based compensation plans; however, only the 2006 Incentive Stock Option Plan (“2006 Plan”) was available for future grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders, had a ten-year duration and were terminated on March 29, 2006. The 2006 Plan was approved by stockholders in May 2006 and is an amendment and restatement of the 2000 Equity Incentive Plan (“2000 Plan”) which was adopted by Avigen’s Board of Directors in June 2000. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan.

     In general, the outstanding options under these plans were granted at a price equal to the fair market value of our stock on the date of grant with a term of 10 years. Grants under the 2006 Plan and 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments. As of December 31, 2007, we had an aggregate of 4,475,227 shares of our common stock reserved for issuance under these plans for outstanding awards and 2,076,610 shares available for future grants of share-based awards under the 2006 Plan.

     The following table summarizes option activity with regard to all stock options:

	Outstanding Options
		Weighted-
	Number of	Average Exercise
	Shares	Price per Share
Outstanding at December 31, 2004	4,424,728	$10.16
Granted	658,366	3.17
Canceled	(1,069,817)	8.25
Exercised	(526,023)	0.54
Outstanding at December 31, 2005	3,487,254	$10.87
Granted	1,605,500	5.16
Canceled	(732,982)	9.45
Exercised	(269,098)	3.76
Outstanding at December 31, 2006	4,090,674	$9.36
Granted	1,296,692	4.96
Canceled	(748,752)	14.26
Exercised	(163,387)	3.63
Outstanding at December 31, 2007	4,475,227	$7.47

     The fair value of our employee stock options granted during 2007 and 2006 were estimated under the Black-Scholes option valuation model with the weighted average assumptions shown in the table below. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based primarily on analyses of historical employee termination and option exercise behavior; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.

	Year Ended December 31,
	2007	2006	2005
Expected volatility	0.5421	0.6006	0.6670
Risk free interest rate	4.16%	4.60%	4.05%
Expected life of options in years	4.30	3.68	4.50
Expected dividend yield	0%	0%	0%

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

     The following table summarizes information with regard to total stock options outstanding under all stock option plans at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted-
Range of Exercise	Number	Contractual	Exercise	Number	Average Exercise
Prices	Of Shares	Life	Price	Of Shares	Price
$2.00 - $ 3.38	699,644	6.30	$3.16	529,235	$3.17
3.45 - 3.69	497,707	7.57	3.60	224,339	3.53
3.94 - 4.42	547,358	9.14	4.34	80,000	3.97
4.85 - 5.06	30,312	6.16	4.88	23,087	4.88
5.06 - 5.06	663,002	8.04	5.06	385,490	5.06
5.20 - 5.50	768,100	8.38	5.41	256,185	5.40
5.51 - 6.74	449,984	6.74	6.17	196,798	5.95
8.10 - 14.63	509,370	2.63	12.10	509,370	12.10
15.44 - 40.75	289,750	1.56	32.78	289,750	32.78
47.63 - 47.63	20,000	2.10	47.63	20,000	47.63
$2.00 - $47.63	4,475,227	6.70	$7.47	2,514,254	$9.55

     Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant. The weighted average grant-date fair value of options granted during 2007, 2006 and 2005 was $2.40, $2.48 and $1.79, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was approximately $321,000, $514,000 and $1.4 million, respectively. The total intrinsic value of options outstanding and options exercisable at December 31, 2007 was $1.1 million and $757,000, respectively. The weighted average remaining contractual life of options exercisable at December 31, 2007 was 4.9 years.

     As of December 31, 2007, there was approximately $3.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.1 years.

     As of December 31, 2007, we had 4.1 million outstanding stock options that had vested or are expected to vest with a weighted average exercise price of $7.73, a weighted average remaining contractual term of 6.5 years and an aggregate intrinsic value of $1.1 million.

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

     Employee Stock Purchase Plan

     In September 1997, we adopted the 1997 Employee Stock Purchase Plan (“Purchase Plan”). A total of 360,000 shares of our common stock have been reserved for issuance under the Purchase Plan. As of December 31, 2007, there have been no employee common stock purchases under the Purchase Plan.

12. Employee Profit Sharing/401(k) Plan

     In January 1996, we adopted a Tax Deferred Savings Plan under Section 401(k) of the Internal Revenue Code (the “Plan”) for all full-time employees. Under the Plan, our eligible employees can contribute amounts to the Plan through payroll withholding, subject to certain limitations. Our matching contributions to the Plan are discretionary and can only be made in cash. Effective July 1, 2001, we began matching 25% of an employee’s contributions up to $2,500 per Plan year. These matching contributions vest ratably over a five-year period based on the employee’s initial hire date. Our matching contributions for all employees for the years ended December 31, 2007, 2006 and 2005 were approximately $58,000, $51,000 and $76,000, respectively.

13. Commitments and Contingencies

     Leases

     We lease an aggregate of 112,000 square feet of laboratory, manufacturing, and office facilities from two adjacent buildings in Alameda, California under two non-cancelable operating lease agreements which expire in May 2008 and November 2010. Our lease for 45,000 square feet from one building which expires in May 2008 contains a conditional asset retirement obligation that may require us, at our landlord’s sole discretion, to remove, reconfigure or otherwise alter certain improvements we have made to the facility. We have recorded this obligation in accordance with FAS 143, Accounting for Asset Retirement Obligations, at its estimated fair value in our financial statements at December 31, 2006 and 2007. As security for performance of future obligations under these leases, including the conditional asset retirement obligation, we have pledged $2.4 million of our available-for-sale securities to secure letters of credit that serve as deposits. These amounts are classified as restricted investments in our balance sheets. In August 2007, we amended our lease agreement for approximately 45,000 square feet which expires in May 2008 to extend the expiration period on approximately 4,830 square feet of laboratory space through November 2010.  Upon the effective date of the amendment in June 2008, we will also reduce our $427,000 letter of credit that serves as a deposit on the lease to approximately $36,000 for the remainder of the extended term.

     As of December 31, 2007, approximately 20,750 square feet of our aggregate facilities is subleased to corporate tenants not affiliated with Avigen. The sublease agreements run concurrent with the respective duration of our underlying lease term on each building.

     At December 31, 2007, our future minimum commitments under non-cancelable facilities operating leases, net of sublease income, are a follows (in thousands):

	Minimum Lease		Net Lease
	Commitments	Sublease Income	Commitments
Year ending December 31:
2008	$2,092	$(308)	$1,784
2009	1,773	(112)	1,661
2010	1,686	(103)	1,583
2011	-	-	-
2012 and thereafter	-	-	-
Total	$5,551	$(523)	$5,028

     Expenses and income associated with operating leases and subleases were as follows (in millions):

	Year Ended December 31,
	2007	2006	2005
Rent expense	$2.6	$2.6	$2.6
Sublease income, net	(0.7)	(0.6)	(0.1)

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

     Subleases

     We initially entered into sublease agreements for portions of our leased laboratory and office facilities in 2005 when we determined we would not fully utilize the capacity of our lease facilities. In connection with the sublease agreements, we recorded initial direct costs of $114,000 in commission expenses. We amortize initial direct costs to operating expenses on a straight-line basis over the term of the sublease.

     In December 2007, we entered into a termination of sublease agreement for approximately 11,000 square feet of laboratory and office space. In connection with the termination, we wrote-off approximately $59,000 of initial direct costs that had not yet been amortized.

     Other Commitments

     In the ordinary course of business, we enter into commitments to fund collaborative research and clinical work performed by third parties. While these contracts are cancelable, we expect the research studies and clinical work to be completed as defined in the terms of the agreements, and all amounts paid when due. At December 31, 2007, the estimated costs related to these commitments totaled approximately $8.2 million, all of which is expected to be paid within the next twelve to twenty-four months.

     As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at Avigen’s request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of the potential future indemnification is unlimited. However, we have a director or officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2007.

     In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2007.

14. Income Taxes

     Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Net operating loss carryforwards	$51,800	$43,200
Research and development credits	2,600	3,300
Capitalized research and development	3,900	3,000
Depreciation	3,100	3,100
Other	3,800	3,500
Gross deferred tax assets	65,200	56,100
Valuation allowance	(65,200)	(56,100)
Net deferred tax assets	$–	$–

     In accordance with FAS 123(R), we have excluded certain tax benefits resulting from employee stock option exercises from our deferred tax assets at December 31, 2007 and 2006. In the future, if and when such tax benefits are ultimately realized, the amount of excess tax benefit will be credited to additional paid-in capital in our statement of stockholders’ equity.

     No provision has been made for income taxes because we have incurred losses since our inception. Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, our deferred tax assets have been fully offset by a valuation allowance. Our valuation allowance increased by $9.1 million for the year ended December 31, 2007, decreased by $21.6 million for the year ended December 31, 2006, and increased by $6.8 million for the year ended December 31, 2005.

     As of December 31, 2007, we had federal net operating loss carryforwards of $151.3 million and federal research and development tax credit carryforwards of $0.7 million, which will expire on various dates from 2008 through 2027. We also had state net operating loss carryforwards of $45.1 million which will expire on various dates from 2008 through 2017 and state research tax credits of $3.0 million, which carry forward indefinitely. Approximately $5.6 million of federal and state net operating loss carryforwards represent stock option deductions arising from activity under our stock option plans, the benefits of which will increase additional paid-in-capital when realized.

     Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We conducted an Internal Revenue Code (IRC) Section 382 study from our inception and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations in 2006. The limitation of our federal and state carryforwards associated with previous net operating losses and research credits and the associated reduction in our deferred tax assets, was offset by a reduction in our valuation allowance. Utilization of our net operating loss and credit carryforwards may still be subject to additional substantial annual limitations for ownership changes after December 31, 2006.  Such additional annual limitations could result in the expiration of our net operating loss and credit carryforwards available as of December 31, 2007 before their utilization.

     We adopted the provisions of FIN 48 effective January 1, 2007 (see Note 1).  Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.  In addition, we had no unrecognized tax benefits at December 31, 2007, nor do we expect any changes in our unrecognized tax benefits during 2008.

     Our policy is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2007 and 2006, and have not recognized interest or penalties in our statements of operations for the years ended December 31, 2007 and 2006

     We are subject to taxation in the United States and various state jurisdictions. Our tax years for 1994 through 2007 remain subject to examination by the United States and California tax authorities due to loss carryforwards from those years.

15. Condensed Quarterly Financial Information (Unaudited)

	Year Ended
	December 31, 2007
	First	Second	Third	Fourth
(amounts in thousands except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenue	$-	$-	$-	$-
Net loss	(5,764)	(5,829)	(6,840)	(6,731)
Net loss per share, basic and diluted	(0.23)	(0.21)	(0.23)	(0.23)

	Year Ended
	December 31, 2006
	First	Second	Third	Fourth
(amounts in thousands except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenue	$103	$-	$-	$-
Net loss	(8,022)	(4,833)	(5,662)	(5,739)
Net loss per share, basic and diluted	(0.38)	(0.21)	(0.23)	(0.23)

16. Subsequent Event – Settlement of Asset Retirement Obligation

     On March 11, 2008, Avigen, Inc. entered into an agreement with ARE-1201 Harbor Bay, LLC to amend its building lease in connection with approximately 45,000 square feet of laboratory and office space at 1201 Harbor Bay Parkway, Alameda, CA that expires on May 31, 2008.  Under the terms of the building lease, Avigen could be required, at the landlord’s sole discretion, to remove, reconfigure or otherwise alter some of the improvements it had made to the facility.  At December 31, 2007, Avigen determined the fair value of this asset retirement obligation was approximately $484,000 based on an assessment of a range of possible settlement dates and amounts.

     Under the terms of the amendment, Avigen was released from its obligation to remove any alterations in exchange for, among other things, a payment to the landlord of $210,000.  As a result of this settlement, Avigen will reduce its liability for the asset retirement obligation during the quarter-ending March 31, 2008 by $274,000 with a corresponding credit to operating expenses and reduce its level of restricted assets in response to the cancellation of the corresponding letter of credit that served as a deposit for the restoration obligation prior to the date of the amendment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e), as of December 31, 2007. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

     Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on the COSO criteria.

     Odenberg, Ullakko, Muranishi & Co. LLP, the independent registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2007, included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, as set forth below.

     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The Board of Directors and Stockholders of Avigen, Inc.

     We have audited Avigen, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avigen, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, Avigen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Avigen, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from inception (October 22, 1992) through December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion thereon. Our report, insofar as it relates to the amounts included for the period from October 22, 1992 to December 31, 2005, is based solely on the report of the other auditors.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 14, 2008

Item 9A(T). Controls and Procedures

     Not applicable.

Item 9B. Other Information

     During the fourth quarter ended December 31, 2007, we had no events that were required to be reported on Form 8-K but that were not filed to date.

     On March 11, 2008, Avigen, Inc. entered into an agreement with ARE-1201 Harbor Bay, LLC to amend its building lease in connection with approximately 45,000 square feet of laboratory and office space at 1201 Harbor Bay Parkway, Alameda, CA that expires on May 31, 2008.  Under the terms of the building lease, Avigen could be required, at the landlord’s sole discretion, to remove, reconfigure or otherwise alter some of the improvements it had made to the facility.  At December 31, 2007, Avigen determined the fair value of this asset retirement obligation was approximately $484,000 based on an assessment of a range of possible settlement dates and amounts.

     Under the terms of the amendment, Avigen was released from its obligation to remove any alterations in exchange for, among other things, a payment to the landlord of $210,000.  As a result of this settlement, Avigen will reduce its liability for the asset retirement obligation during the quarter-ending March 31, 2008 by $274,000 with a corresponding credit to operating expenses and reduce its level of restricted assets in response to the cancellation of the corresponding letter of credit that served as a deposit for the restoration obligation prior to the date of the amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. The information required by this Item with respect to Directors, including information with respect to our audit committee, audit committee financial experts and procedures for Board nominations, is incorporated herein by reference from the information under the caption, “Proposal 1 — Election of Director” appearing in the definitive Proxy Statement to be delivered to Avigen’s stockholders in connection with the solicitation of proxies for Avigen’s 2008 Annual Meeting of Stockholders to be held on May 19, 2008 (the “Proxy Statement”).

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain information with respect to all of Avigen’s equity compensation plans in effect as of December 31, 2007:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights (1)	warrants and rights	in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	3,228,061	$ 6.22	2,076,610
Equity compensation plans not
approved by security holders	1,247,166	10.69	0
Total	4,475,227	$ 7.47	2,076,610
____________________

(1)

Our 2000 Equity Incentive Plan (the “2000 Plan”) was adopted in 2000 without stockholder approval. The 2000 Plan was amended and restated as our 2006 Equity Incentive Plan (the “2006 Plan”), which amendment and restatement was approved by our stockholders on May 31, 2006. The number of shares subject to options outstanding under plans not approved by our stockholders reflects options granted pursuant to the 2000 Plan prior to May 31, 2006, which number of shares is not reflected as outstanding under compensation plans approved by our stockholders.

(2)	Reflects shares available for grant under our 2006 Plan.

     2000 Equity Incentive Plan

     Prior to the amendment and restatement of Avigen’s 2000 Equity Incentive Plan (the “2000 Plan”) as the 2006 Equity Incentive Plan, the 2000 Plan provided for the grant of nonqualified stock options, stock bonuses and restricted stock purchase awards (collectively, “stock awards”). An aggregate of 5,000,000 shares of common stock had been reserved for issuance under the 2000 Plan. Stock awards could be granted under the 2000 Plan to employees (including officers), directors and consultants of Avigen and its affiliates; provided, however, that the aggregate number of shares issued pursuant to stock awards granted to officers and directors under the 2000 Plan could not exceed 40% of the number of shares reserved for issuance under the 2000 Plan, except that stock awards granted to officers prior to their employment by Avigen as an inducement to entering into employment contracts with Avigen were not included in the 40% limitation. The exercise price of options and restricted stock purchase awards could not be less than 85% of the fair market value of the stock on the date of grant. Stock bonuses could be awarded in consideration for past services actually rendered to Avigen or its affiliates.

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

     Term. The term of options granted under the 2000 Plan was determined by the Board in its discretion. Options under the 2000 Plan generally terminate three months after termination of the participant’s service, subject to extension in certain circumstances.

     Effect of Certain Corporate Events. The 2000 Plan provides that, in the event of a dissolution, liquidation or sale of substantially all of the assets of Avigen, specified type of merger, or other corporate reorganization (a “change in control”), any surviving corporation must either assume any stock awards outstanding under the 2000 Plan or substitute similar stock awards for those outstanding under the 2000 Plan, or else the outstanding stock awards will continue in full force and effect. In the event that any surviving corporation declines to assume or continue the stock awards outstanding under the 2000 Plan, or to substitute similar stock awards, then, with respect to stock awards held by persons then performing services as employees, directors, or consultants of Avigen, the vesting and the time during which these stock awards may be exercised will be accelerated in full.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     The information required by this Item is set forth in the Proxy Statement under the headings “Proposal 1 – Election of Director” and “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information required by this Item is set forth in the Proxy Statement under the heading “Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules have been omitted from this Annual Report on Form 10-K because they are either not applicable or the required information is provided in the financial statements or the notes thereto.

(3)	Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIGEN, INC.

	By:	/s/ KENNETH G. CHAHINE
Kenneth G. Chahine, J.D., Ph.D.
President and Chief Executive Officer
Dated: March 14, 2008

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

Signature	Title	Date
/s/ KENNETH G. CHAHINE	President, Chief Executive Officer and Director	March 14, 2008
Kenneth G. Chahine, J.D., Ph.D.	(Principal Executive Officer)

/s/ ANDREW A. SAUTER	Chief Financial Officer	March 14, 2008
Andrew A. Sauter	(Principal Financial and Accounting
Officer)

/s/ ZOLA HOROVITZ,	Chairman of the Board	March 14, 2008
Zola Horovitz, Ph.D.

/s/ YUICHI IWAKI	Director	March 14, 2008
Yuichi Iwaki, M.D., Ph.D.

/s/ JOHN K.A. PRENDERGAST	Director	March 14, 2008
John K.A. Prendergast, Ph.D.

/s/ RICHARD WALLACE	Director	March 14, 2008
Richard Wallace

/s/ STEPHEN DILLY	Director	March 14, 2008
Stephen Dilly, M.B.B.S., Ph.D.

/s/ JAN OHRSTROM	Director	March 14, 2008
Jan Ohrstrom, M.D.

EXHIBIT INDEX
Exhibit Number	Exhibits
2.1	See Exhibit 10.58

3.1(1)	Amended and Restated Certificate of Incorporation

3.1.1(13)	Certificate of Amendment to Certificate of Incorporation

3.1.2(29)	Certificate of Amendment to Certificate of Incorporation

3.2 (30)	Restated Bylaws of the Registrant

4.1(1)	Specimen Common Stock Certificate

10.3 (2, 17)	1996 Equity Incentive Plan, as amended

10.4(1, 2)	Form of Incentive Stock Option Grant for 1996 Equity Incentive Plan

10.5(1, 2)	Form of Nonstatutory Stock Option Grant for 1996 Equity Incentive Plan

10.6(2, 14)	1996 Non-Employee Directors’ Stock Option Plan, as amended

10.7(2, 4)	1997 Employee Stock Purchase Plan

10.8(1, 2)	Form of Indemnification Agreement between Avigen and its directors and executive officers.

10.10(2, 5)	2000 Equity Incentive Plan

10.11(2, 12)	Form of Nonstatutory Stock Option Grant for 2000 Equity Incentive Plan

10.12(2, 7)	2006 Equity Incentive Plan

10.16(2, 24)	Form of Nonstatutory Stock Option Grant for 1996 Non-Employee Directors’ Stock Option Plan, as amended

10.17 (2, 25)	Compensation Agreements with Named Executive Officers

10.29(2, 6)	Employment Agreement dated August 14, 1996, between Avigen and Thomas J. Paulson.

10.32(15)	Revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.

10.33(15)	Letter Agreement to the revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.

10.36(2, 8)	Management Transition Plan

10.41(10)	Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated February 29, 2000

10.45(13)	Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.

10.46(13)	First Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.

10.47(13)	Second Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.

10.49(16)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.

10.50(16)	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo Bank.

10.53 (20)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2004

10.54 (20)	Amendment to Letter of Agreement to the revolving line of credit note signed June 1, 2004 with Wells Fargo Bank

10.55 (2, 21)	Arrangement Regarding Non-Employee Director Compensation

10.57 (27)	Sublease Lease Agreement, dated November 29, 2005, between Advanced Cell Technology, Inc. and Avigen

10.58 (9, 11)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen

EXHIBIT INDEX
Exhibit Number	Exhibits
10.59 (9, 11)	License Agreement, dated January 12, 2006, by and between SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, and Avigen

10.60 (2, 9)	Separation Agreement, dated January 6, 2006, between Avigen and Thomas J. Paulson, together with Amendment No. 1 thereto dated February 3, 2006.

10.61 (18)	Common Stock Purchase Agreement, dated as of May 10, 2006, among Avigen and the purchasers.

10.62(28)	Offer Letter with Mr. Richard Wallace to become an Avigen Director

10.63 (26)	Offer Letter with Dr. Stephen Dilly to become an Avigen Director

10.64 (26)	Offer Letter with Dr. Jan Ohrstrom to become an Avigen Director

10.65 (31)	Letter Agreement dated June 1, 2007 between Avigen, Inc. and Wells Fargo Bank, National Association

10.66 (31)	Promissory Note dated June 1, 2007, issued by Avigen, Inc. in favor of Wells Fargo Bank, National Association

10.67 (30)	First Amendment to Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated August 30, 2007

23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature pages hereto)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1(19)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

Keys to Exhibits:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the SEC (Commission File No. 000-28272).

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-42210) filed with the SEC on July 25, 2000.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC (Commission File No. 000-28272).

(7)	Incorporated by reference from such document filed with the SEC as Appendix A to Avigen’s Proxy Statement filed with the SEC on April 20, 2006 (Commission File No. 000-28272).

(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on May 31, 2005 (Commission File No. 000-28272) and participants are set forth in Item 1.01 of such Form 8-K (if still with Avigen) and in Item 5.02 of Avigen’s Current Report on Form 8-K filed with the SEC on February 28, 2006 (Commission File No. 000-28272).

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272).

(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the SEC (Commission File No. 000-28272).

(11)	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2000, as filed with the SEC on September 27, 2000 (Commission File No. 000-28272).

(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC (Commission File No. 000- 28272).

(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-56274) filed with the SEC on June 22, 2004.

(15)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended June 30, 2001, as filed with the SEC on September 27, 2001 (Commission File No. 000-28272).

(16)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC (Commission File No. 000-28272).

(17)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Registration Statement on Form S-8 (Registration No. 333-90504) filed with the SEC on June 14, 2002.

(18)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC (Commission File No. 000-28272).

(19)	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(20)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC (Commission File No. 000-28272).

(21)	Incorporated by reference from the disclosure contained in Item 1.01 of Avigen’s Current Report on Form 8-K filed with the SEC on February 21, 2006 discussing such compensation (Commission File No. 000-28272).

(22)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC (Commission File No. 000-28272).

(24)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (Commission File No. 000-28272).

(25)	Incorporated by reference from the description of such arrangements in Items 5.02 of Avigen’s Current Report on Form 8-K filed with the SEC on December 7, 2007 (Commission File No. 000-28272).

(26)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007 (Commission File No. 000-28272).

(27)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on December 16, 2005 (Commission File No. 000-28272).

(28)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on March 22, 2006 (Commission File No. 000-28272).

(29)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on June 26, 2007 (Commission File No. 000-28272).

(30)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC (Commission File No. 000- 28272).

(31)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on June 6, 2007 (Commission File No. 000-28272).