Form 10-Q
period 2008-03-31
AVIGEN INC \DE
filed 2008-05-12
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(510) 748-7150
(Registrant’s telephone number,
including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐ Accelerated filer ☒

     Non-accelerated filer ☐ (do not check if a smaller reporting company)    Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of outstanding shares of the registrant’s Common Stock as of May 5, 2008, was 29,769,115 shares.

AVIGEN, INC. FORM 10-Q
Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31,	December 31,
	2008	2007
	(Unaudited)	Note 1
ASSETS
Current assets:
Cash and cash equivalents	$1,672	$359
Available-for-sale securities	61,032	68,327
Restricted investments	218	428
Accrued interest	569	717
Prepaid expenses and other current assets	807	778
Total current assets	64,298	70,609
Restricted investments	9,000	9,000
Property and equipment, net	894	1,263
Deposits and other assets	196	197
Total assets	$74,388	$81,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,424	$2,039
Accrued compensation and related expenses	522	879
Other current liabilities	34	523
Total current liabilities	2,980	3,441
Long-term loan payable	7,000	7,000
Deferred rent and other liabilities	725	796
Total liabilities	10,705	11,237
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,769,115 and 29,692,709 shares
issued and outstanding at March 31, 2008 and
December 31, 2007, respectively	30	29
Additional paid-in capital	290,948	290,147
Accumulated other comprehensive income	811	351
Deficit accumulated during development stage	(228,106)	(220,695)
Total stockholders' equity	63,683	69,832
Total liabilities and stockholders' equity	$74,388	$81,069

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

			Period from
			October 22,
			1992
			(inception)
	Three Months Ended		through
	March 31,		March 31,
	2008	2007	2008
Revenue	$-	$-	$15,574

Operating expenses:
Research and development	6,262	4,353	183,442
General and administrative	2,288	2,263	80,235
Impairment loss related to long-lived assets	(274)	-	6,306
In-license fees	-	-	8,034
Total operating expenses	8,276	6,616	278,017
Loss from operations	(8,276)	(6,616)	(262,443)
Interest expense	(103)	(119)	(3,761)
Interest income	931	807	36,879
Sublease income	55	149	1,390
Other (expense) income, net	(18)	15	(171)

Net loss	$(7,411)	$(5,764)	$(228,106)

Basic and diluted net loss per common share	$(0.25)	$(0.23)

Shares used in basic and diluted net loss per common share calculation	29,755,876	25,121,420

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			October 22,
			1992
			(inception)
	Three Months Ended		through
	March 31,		March 31,
	2008	2007	2008
Operating Activities
Net cash used in operating activities	$(6,705)	$(4,874)	$(186,905)

Investing Activities
Purchases of property and equipment	(5)	(21)	(28,839)
Proceeds from disposal of property and equipment	6	-	471
Settlement of asset retirement obligation	(210)	-	(210)
Decrease (increase) in restricted investments	210	-	(9,218)
Purchases of available-for-sale securities	(7,947)	(15,532)	(998,306)
Maturities of available-for-sale securities	15,703	19,032	938,086
Net cash (used in) provided by investing activities	7,757	3,479	(98,016)
Financing Activities
Proceeds from long-term obligations	-	-	10,133
Proceeds from warrants and options exercised	261	86	16,215
Proceeds from issuance of common stock, net of issuance costs and repurchases	-	-	253,491
Other financing activities	-	-	6,754
Net cash provided by financing activities	261	86	286,593
Net increase (decrease) in cash and cash equivalents	1,313	(1,309)	1,672
Cash and cash equivalents, beginning of period	359	1,815	-
Cash and cash equivalents, end of period	$1,672	$506	$1,672

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Unaudited Interim Financial Statements

     The accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results reported for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future interim period or for the entire year ending December 31, 2008. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

     The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. Actual results could differ materially from those estimates.

     Recent Accounting Pronouncements

     Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Our adoption of SFAS 157 did not have a material effect on our financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

     Effective January 1, 2008, we adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115, which gives a company the option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities. We chose not to elect the fair value option for our financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted during the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 had no impact on our financial statements.

     Effective January 1, 2008, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. Our adoption of EITF No. 07-03 did not have a material effect on our financial statements.

     In September 2007, the FASB ratified EITF Issue No. 07-1 Accounting for Collaborative Agreements (“EITF 07-1”). EITF 07-1 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-1 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. EITF 07-1 is effective for us as of January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on our financial statements.

     In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for us as of January 1, 2009. While the adoption of SFAS 141(R) is not expected to have a material impact on our financial statements, we expect the application of the new standard will likely have a significant impact on how we allocate the purchase price of any future acquired business, if any, including the expensing of direct transaction costs and costs to integrate the acquired business.

     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Financial Statements, an Amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the financial statements to separately report the amounts attributable to controlling and non-controlling interests. SFAS 160 is effective for us as of January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on our financial statements.

2. Share-Based Compensation

     During the three months ended March 31, 2008 and 2007, respectively, share-based compensation expense has been recognized for all our share-based compensation plans as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Research and development	$(152)	$(183)
General and administrative	(388)	(291)
Share-based compensation expense before taxes	(540)	(474)
Related income tax benefits	-	-
Share-based compensation expense, net	$(540)	$(474)

     Since we have cumulative operating losses as of March 31, 2008 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements during the three-month periods ended March 31, 2008 and 2007, respectively.

     As of March 31, 2008, Avigen had stock options outstanding to employees, non-employee directors, and consultants under three share-based compensation plans; however, only the 2006 Incentive Stock Option Plan (“2006 Plan”) was available for future grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders, had a ten-year duration and were terminated on March 29, 2006. The 2006 Plan was approved by stockholders in May 2006 and is an amendment and restatement of the 2000 Equity Incentive Plan (“2000 Plan”) which was adopted by Avigen’s Board of Directors in June 2000. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan.

     In general, the outstanding options under these plans were granted at a price equal to the fair market value of our stock on the date of grant with a term of 10 years. Grants under the 2006 Plan and 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments. As of March 31, 2008, we had an aggregate of 4,222,952 shares of our common stock reserved for issuance under these plans subject to outstanding awards and 2,151,839 shares available for future grants of share-based awards under the 2006 Plan.

     The following table summarizes option activity with regard to all stock options:

	Outstanding Options
		Weighted-
	Number of	Average Exercise
	Shares	Price per Share
Outstanding at December 31, 2007	4,475,227	$7.47
Granted	174,000	3.38
Canceled	(349,869)	17.02
Exercised	(76,406)	3.41
Outstanding at March 31, 2008	4,222,952	$6.58

     The fair value of our employee stock options granted during the three months ended March 31, 2008 and 2007 were estimated under the Black-Scholes option valuation model with the weighted average assumptions shown in the table below. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based primarily on analyses of historical employee termination and option exercise behavior; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.

	Three Months Ended
	March 31,
	2008	2007
Expected volatility	0.5203	0.5928
Risk free interest rate	2.75%	4.60%
Expected life of options in years	4.5	4.5
Expected dividend yield	0%	0%

     Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant. The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $1.53 per share and $2.93 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was approximately $91,000 and $59,000, respectively. The total intrinsic value of options outstanding and options exercisable at March 31, 2008 was $6,000 and $5,000, respectively. The weighted average remaining contractual life of options exercisable at March 31, 2008 was 5.9 years.

     As of March 31, 2008, there was approximately $3.4 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.1 years.

     As of March 31, 2008, we had 3.8 million outstanding stock options that had vested or are expected to vest with a weighted average exercise price of $6.77, a weighted average remaining contractual term of 7.0 years and an aggregate intrinsic value of $6,000.

     For equity awards to non-employees, including lenders, lessors, and consultants, we also apply the Black-Scholes method to determine the fair value of such investments in accordance with Statement of Financial Accounting Standards 123(R) (“SFAS 123(R)”), Share-Based Payment, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services. The options and warrants granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received or the term of the related financing.

3. Cash and Cash Equivalents, Available-For-Sale Securities, and Restricted Investments

     Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are recorded at cost, which approximates fair market value.

     Available- for-Sale Securities

     We invest our excess cash balances in marketable securities, primarily corporate debt securities, federal agency obligations, asset-backed securities, U.S. treasuries, and municipal bonds, with the primary investment objectives of preservation of principal, a high degree of liquidity, and maximum total return. We do not invest in auction rate securities. All marketable securities are held in our name under the custodianship of Wells Capital Management. We have classified our investments in marketable securities as available-for-sale. Available-for-sale securities are reported at market value and unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive income (loss) and as a separate component of stockholders’ equity until realized. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings, and would result in the establishment of a new cost basis for the security.

     Our available-for-sale securities consist principally of obligations with a minimum short-term rating of A1/P1 and a minimum long-term rating of A- and with effective maturities of less than three years. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

     Restricted Investments

     At March 31, 2008, $218,000 and $9.0 million of available-for-sale securities were classified as restricted investments in current and non-current assets, respectively. At December 31, 2007, $428,000 and $9.0 million of available-for-sale securities were classified as restricted investments in current and non-current assets, respectively. The total of our current and non-current restricted investments at the end of each period represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain liabilities at the end of each period. The change in total amount of restricted investments between March 31, 2008 and December 31, 2007 reflects the reduction of collateral associated with our payment of $210,000 as settlement of our asset retirement obligation, and the subsequent reduction in the letter of credit, associated with one of our building leases that is scheduled to expire in May 2008.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of March 31, 2008 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$1,672	$-	$-	$1,672
Corporate debt securities	19,056	68	(82)	19,042
Federal agency obligations	24,903	495	-	25,398
Asset-backed and other securities	25,480	336	(6)	25,810
Total	$71,111	$899	$(88)	$71,922
Amounts reported as:
Cash and cash equivalents	$1,672	$-	$-	$1,672
Restricted investments	9,218	-	-	9,218
Available for sale securities	60,221	899	(88)	61,032
Total	$71,111	$899	$(88)	$71,922

     The weighted average maturity of our investment portfolio at March 31, 2008 was 331 days, with $42.7 million carrying an effective maturity of less than twelve months, and $29.2 million carrying an effective maturity between one and three years.

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

     Net realized gain was approximately $69,000 for the three months ended March 31, 2008 and net realized loss was approximately $6,000 for the three months ended March 31, 2007.

     At March 31, 2008 and December 31, 2007, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
March 31, 2008	Losses	Value	Losses	Value
Corporate debt securities	$(62)	$4,360	$(20)	$2,481
Asset-backed and other securities	(6)	989	-	-
Total	$(68)	$5,349	$(20)	$2,481

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2007	Losses	Value	Losses	Value
Corporate debt securities	$(7)	$6,812	$(18)	$2,637
Asset-backed and other securities	(4)	1,480	-	-
Total	$(11)	$8,292	$(18)	$2,637

     The gross unrealized losses reported above for March 31, 2008 and December 31, 2007 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

4. Fair Value of Financial Instruments

     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into levels of objectivity associated with the inputs used as follows:

  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

  Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.

     A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of credit risk associated with investing in those securities. The following table provides the fair value measurements of our financial assets according to the fair value levels defined by SFAS 157 as of March 31, 2008:

Fair Value Measurements at March 31, 2008 Using
		Level 1	Level 2	Level 3
	Total Carrying	Quoted prices	Significant	Significant
	Value as of	in active	other	unobservable
	March 31,	markets	observable	inputs
	2008		inputs
Short-term investments	$71,922	$71,922	$-	$-
Total	$71,922	$71,922	$-	$-

     Short-term investments include cash and cash equivalents and available-for-sale securities and are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The adoption of SFAS 157 did not have any impact on our results of operations and financial position.

5. Settlement of Asset Retirement Obligation

     On March 11, 2008, we entered into an agreement with ARE-1201 Harbor Bay, LLC to amend our building lease in connection with approximately 45,000 square feet of laboratory and office space at 1201 Harbor Bay Parkway, Alameda, CA. Under the terms of the building lease, which is scheduled to expire on May 31, 2008, Avigen could be required, at the landlord’s sole discretion, to remove, reconfigure or otherwise alter some of the improvements it had made to the facility. At December 31, 2007, we determined the fair value of this asset retirement obligation was approximately $484,000 based on an assessment of a range of possible settlement dates and amounts.

     Under the terms of the amendment, Avigen was released from its obligation to remove any alterations in exchange for, among other things, a payment to the landlord of $210,000. As a result of this settlement, we reduced our liability for the asset retirement obligation during the quarter ending March 31, 2008 by $274,000 with a corresponding credit to impairment loss related to long-lived assets and reduced the level of restricted assets in response to the cancellation of the corresponding letter of credit that served as a deposit for the asset retirement obligation prior to the date of the amendment.

6. Comprehensive Loss

     Components of other comprehensive loss, including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive loss.

	Three Months Ended
(In thousands)	March 31,
	2008	2007
Net loss	$(7,411)	$(5,764)
Net unrealized gain on available-for-sale securities	460	121
Comprehensive loss	$(6,951)	$(5,643)

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

	Three Months Ended
	March 31,
	2008	2007
Potential dilutive stock options outstanding	28,770	481,331
Outstanding securities excluded from the potential
dilutive common shares calculation (1)	3,816,921	3,077,312

(1)	For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock the exercise prices of which exceed the average of the closing sale prices of our common stock as reported on the Nasdaq Global Market for the period.

8. Stockholders’ Equity

     In April and May 2007, we issued an aggregate of 4,413,191 shares of our common stock at $6.94 per share through a public offering. After deducting combined commissions and fees from the gross proceeds of $30.6 million, net proceeds from this transaction totaled $28.5 million.

     During the three-month period ended March 31, 2008, we received $261,000 in cash proceeds related to the exercise of stock options for 76,406 shares of common stock.

     As of March 31, 2008, we had one warrant outstanding for 15,000 shares of our common stock with an exercise price equal to $6.50. The warrant was issued in March 2004 as partial consideration for the acquisition of some intellectual property rights used in our research and development activities and has a ten-year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis of financial conditions and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

     This Quarterly Report on Form 10-Q contains forward-looking statements, which include, but are not limited to, statements of our expectations regarding our future financial results, and statements about future events and results regarding our drug development programs, clinical trials, sources of revenue, receipt of regulatory approvals, our expectations related to savings in facilities overhead attributable to scheduled lease expirations and subleasing of portions of our operating facilities, our expectations regarding future levels of research and development expenses and general and administrative expenses, our expectations related to our need to obtain additional funding to support the anticipated future needs of our research and development activities, and our estimates of the fair value of our securities portfolio at assumed market interest rates. In some cases, you can identify forward-looking statements by such terms as “may,” “might,” “can,” “will,” “should,” “could,” “would,” “expect,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “predict,” “potential,” “if” and similar expressions which imply that the statements relate to future events. These forward-looking statements are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss the risks we believe are most important in greater detail under the heading “Risk Relating to our Business” below. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q. We undertake no obligation to update any of the forward- looking statements contained in this report to reflect any future events or developments.

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

     In building our pipeline, we focus on selecting compounds with differentiating features from existing therapies that we believe could substantially change the standard of care for patients with chronic neurological conditions. In particular, we believe our drug candidates address needs currently unmet by current therapies through new mechanisms or offer reduced risks from side-effects, such as sedation, that might otherwise interfere with a patient’s normal living activities. Moreover, each of our two leading programs, AV650 and AV411, are commercially approved pharmaceuticals outside the United States. These compounds are New Molecular Entities in the U.S., and we will evaluate each of them in all phases of clinical development; however, we believe their significant human experience in markets outside the U.S. should mitigate some development risks and may help accelerate our clinical development and the approval for these products in North America. We are developing AV650 for spasticity and AV411 for neuropathic pain and other indications.

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

     During 2007, we significantly expanded the scale and complexity of our clinical development activities over prior years. In 2007, we initiated Phase II clinical trials for AV650 in the United States and Europe, completed a Phase IIa clinical trial for AV411 in Australia, and initiated our clinical development of AV411 in the United States with an ongoing maximum-tolerable-dose trial. The operation of these trials and other development activities resulted in a significant increase in our operating expenses during 2007, which we expect will continue in 2008. Our product development plans include our intention to complete Phase II clinical trials and collect other supportive data on the safety and efficacy of each product in our portfolio in order to design robust registration plans for market approval that are acceptable to the FDA and, if approved, to provide additional information that physicians and patients could use to optimize their treatment and care.

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to complete clinical trials. We expect our source of revenue, if any, for the next several years to consist of (1) payments under the Genzyme agreement, which we entered into in December 2005 and under which we assigned to Genzyme Corporation our rights to some of our gene-therapy related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, some of our gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials; and (2) collaborative arrangements with third parties, government grants, and non-gene therapy-related license fees. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability. At March 31, 2008 we had an accumulated deficit of $228.1 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $71.9 million. We believe that our capital resources at March 31, 2008, will be adequate to fund our operating needs for at least two years.

Critical Accounting Policies and Significant Judgments and Estimates

     Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, valuation of investments in financial instruments, impairment of property and equipment, asset retirement obligations, recognition of research and development expenses and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements. These policies are consistent with those presented in our Annual Report on Form 10-K for the period ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

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

Valuation of investments in financial instruments

     We carry investments in financial instruments at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. Our investment portfolio does not include equity securities or derivative financial instruments that could subject us to material market risk; however, we do invest in corporate, asset-backed and other obligations that subject us to varying levels of credit risk. Management assesses whether declines in the fair value of investment securities are other-than-temporary. If a decline in fair value of a financial instrument is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other-than-temporary, management considers:

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

     In addition, when management commits to holding individual securities until maturity in order to avoid the recognition of an other-than-temporary impairment, those securities would no longer be classified as available-for-sale. In addition, management would evaluate these securities to determine whether the security, based on the remaining duration until its scheduled maturity, should be identified as a current or long-term asset. As of March 31, 2008, management had not designated any individual securities as held-to-maturity for the purposes of avoiding an other-than-temporary impairment.

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

     Under the original terms of our building lease that expires in May 2008, we had an obligation, at our landlord’s sole discretion, to remove, reconfigure or otherwise alter some improvements we have made to the facility. We determined the fair value of asset retirement obligations based on our assessment of a range of possible settlement dates and amounts. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities. As a result of a change in estimate in December 2006, we remeasured the fair value of this contingent asset retirement obligation and recognized a liability for $450,000. In order to evaluate the sensitivity of the fair value calculations in measuring the obligation, we applied a hypothetical 10% increase to the expected future costs underlying the fair value calculation. This hypothetical increase would have caused a comparable increase in the retirement charge. The recognition of this liability would have resulted in an adjustment to the carrying value of the underlying long-lived assets. However, in June 2005, we determined that these leasehold improvements were impaired and wrote them off with a charge to our net loss. Since there was no carrying value of the underlying assets at December 31, 2006, the recognition of our asset retirement obligation resulted in an additional charge in 2006 to impairment loss related to long-lived assets. As of December 31, 2007, there were no material changes in our expectations with regard to this obligation. In March 2008, we amended the lease which resulted in a settlement of the obligation at an amount below the value of the liability and recorded the difference in our statement of operations.

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

Share-based compensation expense

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), (“SFAS 123(R)”), Share-Based Payment, using the modified prospective transition method, and recognize share-based compensation expense based on the grant-date fair value of share-based awards in the results of our operations. For awards that were granted but not yet vested prior to January 1, 2006, we calculate the share-based compensation expense using the same estimate of grant-date fair value previously disclosed under FAS 123 in a pro forma manner. Fair value methods require management to make several assumptions, the most significant of which are the selection of a fair value model, stock price volatility and the expected average life of an option. We have available data of all grant-by-grant historical activity for stock options we have granted that we use in developing some of our assumptions. We use the Black-Scholes method to value stock options. We estimate the expected average life of options granted based on historic behavior of our option holders and we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions we use in calculating the fair value of our share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In addition, SFAS 123(R) requires we estimate forfeitures at the time of grant and only recognize expense for the portion of awards that are expected to vest. Our estimate of the forfeiture rate is based on historical experience of our share-based awards that are forfeited prior to vesting.

     If factors change and we use different assumptions for calculating fair value of our share-based awards, or if our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different in future periods.

Results of Operations

     Revenue

     We recognized no revenue for the three-month periods ended March 31, 2008 and 2007.

     Research and development expenses

     We maintain a small staff level, which was approximately 37 employees at March 31, 2008, and sublease portions of our leased operating facilities to reduce our overhead costs. In addition, we use external resources to optimize the pace and cost of development of our product candidates. As a result, our current business model reduces our exposure to fixed costs for manufacturing staff and facilities and increases our control over the strategic timing and application of our resources.

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

     The costs associated with these two primary functions of our research and development activities approximate the following (in thousands, except percentages):

			Percentage
			increase
	Three Months Ended		over same
	March 31,		period of
	2008	2007	prior year
Research and preclinical development	$3,022	$2,442	24%
Clinical development	3,240	1,911	70%
Total research and development expenses	$6,262	$4,353	44%

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

Research and preclinical development

			Percentage
			increase
			(decrease)
	Three Months Ended		over same
(In thousands, except percentages)	March 31,		period of
	2008	2007	prior year
Personnel-related	$587	$484	21%
Share-based compensation	143	136	5%
External research and development	1,142	703	62%
Depreciation and amortization	346	367	(6%)
Other expenses including facilities overhead	804	752	7%
Total research and preclinical development expenses	$3,022	$2,442	24%

     The increase in our total research and preclinical development expenses for the three-month period ended March 31, 2008, compared to the same period in 2007, of $580,000, was primarily due to changes in costs for the following:

  $439,000 higher expenditures for external research and development services from third-party providers, primarily reflecting an increase in costs for external animal studies associated with AV411 and AV513, partially offset by a decrease in the level of external animal studies associated with AV650, and

  $103,000 higher personnel-related expenses, reflecting slightly higher average salaries, bonuses and vacation expense in 2008.

Clinical development

			Percentage
			increase
			(decrease)
	Three Months Ended		over same
(In thousands, except percentages)	March 31,		period of
	2008	2007	prior year
Personnel-related	$489	$381	28%
Share-based compensation	9	47	(81%)
External clinical development	2,622	1,345	95%
Other expenses including facilities overhead and depreciation	120	138	(13%)
Total clinical development expenses	$3,240	$1,911	70%

     The increase in our total clinical development expenses for the three-month period ended March 31, 2008, compared to the same period in 2007, of $1.3 million, was primarily due to higher expenditures for services from third-party suppliers associated with our ongoing clinical trials for AV650 and AV411 and drug manufacturing support for AV513.

     Total research and development expenses for the three months ended March 31, 2008 were within management’s expectations. If we are successful in our efforts to develop our product candidates, including the completion of our ongoing and additional clinical trials over the next twelve to eighteen months and thereafter, we expect our total research and development spending in future periods to rise.

     General and administrative expenses

			Percentage
			increase
			(decrease)
	Three Months Ended		over same
(In thousands, except percentages)	March 31,		period of
	2008	2007	prior year
Personnel-related	$875	$815	7%
Share-based compensation	388	291	33%
Legal and professional fees	271	310	(12%)
Facilities, depreciation and other allocated expenses	754	847	(11%)
Total general and administrative expenses	$2,288	$2,263	1%

     General and administrative expenses were $2.3 million for the three-month periods ended March 31, 2008 and 2007.

     We expect our current level of general and administrative expenses to continue in 2008. However, if we are successful in our efforts to develop our product candidates, we expect general and administrative spending levels may increase in connection with the changing needs of the company.

     Impairment loss related to long-lived assets

			Percentage
			decrease
	Three Months Ended		over same
(In thousands, except percentages)	March 31,		period of
	2008	2007	prior year
Impairment loss related to long-lived assets	$(274)	$0	n/a

     The credit recorded to impairment loss related to long-lived assets for the three-month period ended March 31, 2008, reflects the gain of $274,000 recorded in connection with the settlement of our asset retirement obligation for an amount below the carrying value of the accrued liability.

     Interest income

			Percentage
			increase
	Three Months Ended		over same
(In thousands, except percentages)	March 31,		period of
	2008	2007	prior year
Interest income	$931	$807	15%

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The increase in interest income for the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to the higher average outstanding balance of our total portfolio, reflecting the impact of the $28.5 million net cash proceeds from the sale of our common stock in connection with the underwritten offering in April 2007.

     Sublease income

			Percentage
			decrease
	Three Months Ended		over same
(In thousands, except percentages)	March 31,		period of
	2008	2007	prior year
Sublease income	$55	$149	(63%)

     During the three months ended March 31, 2007, we subleased 31,750 square feet of our aggregate facilities in two buildings to four separate corporate tenants not affiliated with Avigen. In December 2007, we entered into a termination of sublease agreement for approximately 11,000 square feet of laboratory and office space originally sublet through November 2010. In addition, during the three months ended March 31, 2008, a second tenant defaulted on sublease payments for 15,250 square feet that we deemed to be uncollectible. As a result of these two events, our total sublease income for the three-month period ended March 31, 2008 decreased by $94,000, compared to the same period in 2007.

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

Liquidity and Capital Resources

     Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Between May 1996, the date of our initial public offering, and March 31, 2008, we raised $236 million from private placements and public offerings of our common stock and warrants to purchase our common stock.

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

     At March 31, 2008, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $71.9 million, compared to approximately $78.1 million at December 31, 2007. At March 31, 2008 and December 31, 2007, the portion of our investment portfolio pledged as collateral, which we refer to as restricted investments, includes $7.0 million for outstanding borrowings against our credit facility and approximately $2.2 million and $2.4 million, respectively, for letters of credit which serve as security deposits on our building leases. The classification of $218,000 and $428,000, respectively, of these restricted investments as current assets at March 31, 2008 and December 31, 2007 results from the classification of the underlying building lease liability that expires in May 2008, as a current liability. The classification of $9.0 million of these restricted investments as non-current assets at both March 31, 2008 and December 31, 2007 results from the classification of our related loan payable that is due in November 2009, and the underlying building lease liability that expires in November 2010, as long-term liabilities. The reduction of $210,000 in total restricted investments between March 31, 2008 and December 31, 2007 was the result of the settlement of our asset retirement obligation on our building lease that expires in May 2008 and the cancellation of an equivalent portion of our letter of credit, which removed the need for the pledged investments. We do not consider our restricted investments a current source of additional liquidity.

     As of March 31, 2008, our commitments under leases and other obligations, net of scheduled cost recoveries under sublease agreements, were not materially different from that reported as of December 31, 2007. As of December 31, 2007, we had net commitments under leases and other obligations totaling approximately $20.8 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.

     Operating Activities. Net cash used in operating activities was $6.7 million and $4.9 million during the three months ended March 31, 2008 and 2007, respectively. Net cash used in operating activities during these periods were primarily used to support our clinical research and development activities, including non-clinical studies and clinical trials performed by third parties. The remainder of the cash used in operating activities during these periods was primarily used to support our internal research and development activities, and general and administrative expenses. The level of cash used in operating activities during the three months ended March 31, 2008 was in line with management’s expectations.

     Investing and Financing Activities. Net cash provided by investing activities and financing activities during the three months ended March 31, 2008 was $7.8 million and $261,000, respectively. Net cash provided by investing activities and financing activities during the three months ended March 31, 2007 was $3.5 million and $86,000, respectively. The cash provided by investing activities during each of these periods consisted primarily of maturities of available-for-sale securities, net of purchases. The cash provided by financing activities during each of these periods consisted primarily of proceeds from the exercise of stock options.

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that by keeping our staff level low and relying on a business model that allows us to leverage efficiencies through out-sourced service providers, our financial resources as of March 31, 2008 will be adequate to fund our projected operating needs for at least two years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

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

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of March 31, 2008, we had an accumulated deficit of $228.1 million. Developing new compounds will require significant additional research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire and complete development of proposed products, and to obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

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

We expect to depend on third parties to manufacture compounds for our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our business, financial condition and results of operations could be harmed

     We intend to use third parties to manufacture active pharmaceutical ingredients and supplies for our product candidates. For example, we rely entirely on Sanochemia to manufacture and supply to us AV650 for both clinical and commercial supply. We have entered into an exclusive arrangement with them for this. We have no experience in manufacturing small molecule compounds and do not have any manufacturing facilities. If we are unable to enter into supply and processing contracts with third party manufacturers or processors for our other product candidates, or even if we are able to enter into supply and processing contracts, if Sanochemia or such other manufacturers or processors are unable to or do not satisfy our requirements, or if disputes arise between us and our suppliers, we may experience a supply interruption and we may incur additional cost and delay in the clinical development or commercialization of our products. If we are required to find an additional or alternative source of supply, there may be additional cost and delay in the development or commercialization of our products. Furthermore, with AV650, under conditions specified in the contract, Sanochemia is required to establish secondary sources. In this and any future exclusive supply contracts for our full requirements, we are or will be particularly reliant on our suppliers. Additionally, the FDA inspects all commercial manufacturing facilities before approving a New Drug Application for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass the FDA inspection, our clinical trials, the potential approval and eventual commercialization of our products may be delayed.

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

     We are aware that other companies are conducting preclinical studies and clinical trials for products that could compete with products we intend to acquire or develop. See "Item 1. Business -- Competition" of our Annual Report on Form 10-K for the year-ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008 for a more detailed discussion of the competition we face.

We may need to secure additional financing to acquire and complete the development and commercialization of our products

     At March 31, 2008 we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $71.9 million. We anticipate that our existing capital resources as of March 31, 2008, will be adequate to fund our needs for at least two years. However, beyond that, or earlier if we are successful in pursuing additional indications for compounds in our portfolio or acquiring additional product candidates, we may require additional funding to complete the research and development activities currently contemplated, to acquire new products, and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

Our historic research and development activities have primarily focused on gene delivery products, which raises uncertainty about our ability to develop and commercialize more conventional small molecule product candidates effectively

     We have limited experience in developing or commercializing conventional small molecule product candidates. If we are unable to effectively develop any of the products in our development portfolio or any new products we in-license or acquire, it would significantly reduce our ability to create commercial opportunities for such products.

The gene therapy technology we sold to Genzyme Corporation is new and developing rapidly and Genzyme Corporation may face delays in developing products based on technologies included in our assignment agreement, in which case we may not receive any additional milestone, sublicensing fees or royalty revenues in connection with the agreement

     Development of drug products, including gene therapy products, is unpredictable and is subject to many risks and uncertainties. We are not aware of any gene therapy products that Genzyme Corporation has fully developed or for which it has received regulatory approval for commercial sale in the United States. As such, we face the risk that they will not be able to develop or receive regulatory approval for commercial sale of any product candidates that might utilize technologies included in our assignment agreement. Therefore, we may never receive any additional milestone, sublicensing fees or royalty revenues in connection with our previous work on the gene therapy technology we sold to Genzyme Corporation.

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

     Some of our product candidates use active compounds that do not have composition-of-matter patent protection. For example, in our AV650 program, the composition-of-matter patent on the active compound has expired. For that candidate, we intend to rely, if our patents issue, primarily on composition-of-matter patents for a pure form of the product and, potentially, formulation and use patent claims, combined with any available regulatory exclusivity. Without the composition-of-matter patent for a pure form of the product, formulation and use coverage may not be effective in preventing others from marketing the active compound in competition with us. As another example, in our AV411 program, the composition-of-matter patent on the active compound has also expired. We have filed and own patent applications on the use of AV411 for the indications for which we are developing the product, rather than more traditional composition-of-matter patent claims on the active ingredient itself. However, we cannot assure you that these patent applications, even if they one day issue as patents, will effectively prevent others from marketing the same drug for the indications currently claimed by our patent applications. We are aware that Medicinova is conducting preclinical studies and clinical trials for a product that contains the active compound contained in our AV411 product for use with multiple sclerosis.

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

We may not be able to patent some formulations of our products in development and may not be able to obtain adequate protection under the Hatch-Waxman Act to prevent generics from copying our product candidates

     Some of our products in development, including AV650 and AV411, are molecules that are in the public domain. While we are working to obtain patent protection for our formulations, manufacturing processes, and uses of these molecules, there is no guarantee that we will be able to do so. In cases where no patent protection can be obtained, limited regulatory exclusivity providing protection against generic competition can be obtained under the Hatch-Waxman Act if we are the first to obtain regulatory approval to market these compounds in the U.S. There is no guarantee that we will be able to do so. For example, Medicinova is conducting preclinical studies and clinical trials for a product that contains the active compound contained in our AV411 product for use with multiple sclerosis, and if Medicinova is able to obtain “new chemical entity” designation for this compound, it would limit the extent of the protection we might otherwise be able to obtain against generic competition under the Hatch-Waxman Act for AV411. Biotechnology or pharmaceutical companies with greater financial and personnel resources may be able to obtain regulatory approval to market one or more of these compounds prior to our obtaining such approval. Failure to obtain patent protection or regulatory exclusivity will adversely impact our ability to commercialize our products and realize a positive return on our investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008, have not changed significantly. We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their March 31, 2008 levels, we estimate that the fair value of our securities portfolio would decline by approximately $615,000 compared to our estimated exposure of $684,000 at December 31, 2007, primarily due to the reduction in size of our overall portfolio.

     Our long-term debt includes $7.0 million in borrowings under our credit facility that expires in November 2009. Interest charged on the borrowing is based on LIBOR and is reset in three- and six-month increments based on the date of each original drawdown. As of March 31, 2008, the average annual rate of interest charged on the borrowings was approximately 5.04% compared to 5.81% as of December 31, 2007.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of March 31, 2008. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

     Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

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

     The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008, have not materially changed. We have updated some of these risk factors to include financial information as of March 31, 2008. We have not repeated risk factors relating to owning our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIGEN, INC.

Date: May 9, 2008	By:	/s/ KENNETH G. CHAHINE
Kenneth G. Chahine
Chief Executive Officer and President

Date: May 9, 2008	By:	/s/ ANDREW A. SAUTER
Andrew A. Sauter
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibits
2	.1(5)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
3	.1(1)	Amended and Restated Certificate of Incorporation
3	.1.1(2)	Certificate of Amendment to Certificate of Incorporation
3	.1.2(3)	Certificate of Amendment to Certificate of Incorporation
3	.2(6)	Restated Bylaws of the Registrant
4	.1(1)	Specimen Common Stock Certificate
10.67		Second Amendment to Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated March 6, 2008
31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	.1(4)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC on February 13, 2001 (Commission File No. 000-28272).

(3)	Incorporated by reference from such document filed as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on June 26, 2007 (Commission File No. 000-28272).

(4)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 8, 2007 (Commission File No. 000-28272).