Form 10-Q
period 2008-06-30
AVIGEN INC \DE
filed 2008-08-11
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

     The number of outstanding shares of the registrant’s Common Stock as of August 1, 2008, was 29,769,115 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30,	December 31,
	2008	2007
	(Unaudited)	Note 1
ASSETS
Current assets:
Cash and cash equivalents	$2,662	$359
Available-for-sale securities	53,616	68,327
Restricted investments	36	428
Accrued interest	606	717
Prepaid expenses and other current assets	672	778
Total current assets	57,592	70,609
Restricted investments	9,000	9,000
Property and equipment, net	619	1,263
Deposits and other assets	150	197
Total assets	$67,361	$81,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,440	$2,039
Accrued compensation and related expenses	714	879
Other current liabilities	34	523
Total current liabilities	3,188	3,441
Long-term loan payable	7,000	7,000
Deferred rent and other liabilities	627	796
Total liabilities	10,815	11,237
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,769,115 and 29,692,709 shares
issued and outstanding at June 30, 2008 and
December 31, 2007, respectively	30	29
Additional paid-in capital	291,568	290,147
Accumulated other comprehensive income	395	351
Deficit accumulated during development stage	(235,447)	(220,695)
Total stockholders' equity	56,546	69,832
Total liabilities and stockholders' equity	$67,361	$81,069

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

					Period from
					October 22,
					1992
					(inception)
	Three Months Ended		Six Months Ended		through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
Revenue	$-	$-	$-	$-	$15,574

Operating expenses:
Research and development	5,901	4,845	12,163	9,198	189,343
General and administrative	2,261	2,073	4,550	4,336	82,497
Impairment loss related to long-lived assets	-		(274)	-	6,306
In-license fees	-	-	-	-	8,034
Total operating expenses	8,162	6,918	16,439	13,534	286,180
Loss from operations	(8,162)	(6,918)	(16,439)	(13,534)	(270,606)
Interest expense	(61)	(119)	(163)	(238)	(3,821)
Interest income	764	1,029	1,695	1,836	37,643
Sublease income	118	182	173	331	1,508
Other income (expense), net	-	(3)	(18)	12	(171)

Net loss	$(7,341)	$(5,829)	$(14,752)	$(11,593)	$(235,447)

Basic and diluted net loss per
common share	$(0.25)	$(0.21)	$(0.50)	$(0.44)

Shares used in basic and diluted net
loss per common share calculation	29,769,115	27,427,033	29,762,148	26,267,944

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			October 22,
			1992
			(inception)
	Six Months Ended		through
	June 30,		June 30,
	2008	2007	2008
Operating Activities
Net cash used in operating activities	$(12,875)	$(10,063)	$(193,075)

Investing Activities
Purchases of property and equipment	(33)	(48)	(28,867)
Proceeds from disposal of property and equipment	12	50	477
Settlement of asset retirement obligation	(210)	-	(210)
Decrease (increase) in restricted investments	392	-	(9,036)
Purchases of available-for-sale securities	(14,148)	(72,457)	(1,004,507)
Maturities of available-for-sale securities	28,904	63,877	951,287
Net cash provided by (used in) investing activities	14,917	(8,578)	(90,856)

Financing Activities
Proceeds from long-term obligations	-	-	10,133
Proceeds from warrants and options exercised	261	318	16,215
Proceeds from issuance of common stock, net of issuance costs and repurchases	-	28,524	253,491
Other financing activities	-	-	6,754
Net cash provided by financing activities	261	28,842	286,593
Net increase in cash and cash equivalents	2,303	10,201	2,662
Cash and cash equivalents, beginning of period	359	1,815	-
Cash and cash equivalents, end of period	$2,662	$12,016	$2,662

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Unaudited Interim Financial Statements

     The accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results reported for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future interim period or for the entire year ending December 31, 2008. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

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

     Effective January 1, 2008, we adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115 (“SFAS 159”), which gives a company the option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities. We chose not to elect the fair value option for our financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted during the six months ended June 30, 2008. Therefore, the adoption of SFAS 159 had no impact on our financial statements.

     Effective January 1, 2008, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-03”). The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. Our adoption of EITF No. 07-03 did not have a material effect on our financial statements.

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

     In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for us as of January 1, 2009. While the adoption of SFAS 141(R) is not expected to have a material impact on our financial statements, we expect the application of the new standard will likely have a significant impact on how we allocate the purchase price of any future acquired business, if any, including the expensing of direct transaction costs and costs to integrate the acquired business.

     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the financial statements to separately report the amounts attributable to controlling and non-controlling interests. SFAS 160 is effective for us as of January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on our financial statements.

2. Share-Based Compensation

     During the three and six months ended June 30, 2008 and 2007, respectively, share-based compensation expense has been recognized for all of our share-based compensation plans, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and development	$(177)	$(185)	$(329)	$(368)
General and administrative	(443)	(296)	(831)	(587)
Share-based compensation expense before taxes	(620)	(481)	(1,160)	(955)
Related income tax benefits	-	-	-	-
Share-based compensation expense, net	$(620)	$(481)	$(1,160)	$(955)

     Since we have cumulative operating losses as of June 30, 2008 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements during the three- and six-month periods ended June 30, 2008 and 2007, respectively.

     As of June 30, 2008, Avigen had stock options outstanding to employees, non-employee directors, and consultants under three share-based compensation plans; however, only the 2006 Incentive Stock Option Plan (“2006 Plan”) was available for future grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders, had a ten-year duration and were terminated on March 29, 2006. The 2006 Plan was approved by stockholders in May 2006 and is an amendment and restatement of the 2000 Equity Incentive Plan (“2000 Plan”) which was adopted by Avigen’s board of directors in June 2000. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan.

     In general, the outstanding options under these plans were granted at a price equal to the fair market value of our stock on the date of grant with a term of 10 years. Grants under the 2006 Plan and 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments. As of June 30, 2008, we had an aggregate of 4,289,099 shares of our common stock reserved for issuance under these plans subject to outstanding awards and 2,041,609 shares available for future grants of share-based awards under the 2006 Plan.

     The following table summarizes option activity with regard to all stock options:

	Outstanding Options
		Weighted-
	Number of	Average Exercise
	Shares	Price per Share
Outstanding at December 31, 2007	4,475,227	$7.47
Granted	174,000	3.38
Canceled	(349,869)	17.02
Exercised	(76,406)	3.41
Outstanding at March 31, 2008	4,222,952	$6.58
Granted	120,000	2.96
Canceled	(53,853)	5.50
Exercised	0	0
Outstanding at June 30, 2008	4,289,099	$6.50

     The fair value of our employee stock options granted during the three- and six-month periods ended June 30, 2008 and 2007, were estimated under the Black-Scholes option valuation model with the weighted average assumptions shown in the table below. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based primarily on analyses of historical employee termination and option exercise behavior; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected volatility	0.5558	0.5428	0.5348	0.5811
Risk free interest rate	3.16%	4.76%	2.92%	4.64%
Expected life of options in years	5.5	4.5	4.9	4.5
Expected dividend yield	0%	0%	0%	0%

     Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant. The weighted average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $1.55 per share and $3.03 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $91,000 and $259,000, respectively. The total intrinsic value of options outstanding and options exercisable at June 30, 2008 was $19,000 and $17,000, respectively. The weighted average remaining contractual life of options exercisable at June 30, 2008 was 6.0 years.

     As of June 30, 2008, there was approximately $2.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.1 years.

     As of June 30, 2008, we had 4.0 million outstanding stock options that had vested or are expected to vest with a weighted average exercise price of $6.67, a weighted average remaining contractual term of 6.9 years and an aggregate intrinsic value of $19,000.

     In May 2008, our board of directors modified the terms of certain stock options previously granted to a member of our board of directors who did not stand for re-election at the Company’s 2008 Annual Meeting of Stockholders. The board of directors decided to modify the options in recognition of the director’s twelve years of service to the Company. The board of directors modified options exercisable for 115,000 shares of common stock such that (1) unvested options exercisable for 36,700 shares of common stock became immediately vested, and (2) each option remained exercisable until the end of its original contract life. The maximum contractual term was not extended for any options. At the time of this modification, we recognized a share-based compensation charge of approximately $47,400.

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

     Restricted Investments

     At June 30, 2008, $36,000 and $9.0 million of available-for-sale securities were classified as restricted investments in current and non-current assets, respectively. At December 31, 2007, $428,000 and $9.0 million of available-for-sale securities were classified as restricted investments in current and non-current assets, respectively. The total of our current and non-current restricted investments at the end of each period represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain liabilities at the end of each period. The change in total amount of restricted investments between June 30, 2008 and December 31, 2007 reflects the reduction of collateral associated with our payment of $210,000 as settlement of our asset retirement obligation, and the subsequent reduction in the letter of credit, associated with one of our building leases that expired in May 2008.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of June 30, 2008 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$2,662	$-	$-	$2,662
Corporate debt securities	13,146	20	(43)	13,123
Federal agency obligations	27,567	238	(46)	27,759
Asset-backed and other securities	21,543	229	(2)	21,770
Total	$64,918	$487	$(91)	$65,314
Amounts reported as:
Cash and cash equivalents	$2,662	$-	$-	$2,662
Restricted investments	9,036	-	-	9,036
Available for sale securities	53,220	487	(91)	53,616
Total	$64,918	$487	$(91)	$65,314

     The weighted average maturity of our investment portfolio at June 30, 2008 was 304 days, with $39.6 million carrying an effective maturity of less than twelve months, and $25.7 million carrying an effective maturity between one and two years.

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

     Net realized gain was approximately $93,000 and $1,000 for the six months ended June 30, 2008 and 2007, respectively.

     At June 30, 2008 and December 31, 2007, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
June 30, 2008	Losses	Value	Losses	Value
Corporate debt securities	$-	$-	$(43)	$4,792
Federal agency obligations	-	-	(46)	6,686
Asset-backed and other securities	(2)	409	-	-
Total	$(2)	$409	$(89)	$11,478

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2007	Losses	Value	Losses	Value
Corporate debt securities	$(7)	$6,812	$(18)	$2,637
Asset-backed and other securities	(4)	1,480	-	-
Total	$(11)	$8,292	$(18)	$2,637

     The gross unrealized losses reported above for June 30, 2008 and December 31, 2007 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

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

     A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of credit risk associated with investing in those securities. The following table provides the fair value measurements of our financial assets according to the fair value levels defined by SFAS 157 as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
		Level 1	Level 2	Level 3
	Total Carrying	Quoted prices	Significant	Significant
	Value as of	in active	other	unobservable
	June 30, 2008	markets	observable	inputs
			inputs
Short-term investments	$65,314	$65,314	$-	$-
Total	$65,314	$65,314	$-	$-

     Short-term investments include cash and cash equivalents and available-for-sale securities and are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The adoption of SFAS 157 did not have any impact on our results of operations and financial position.

5. Settlement of Asset Retirement Obligation

     On March 11, 2008, we entered into an agreement with ARE-1201 Harbor Bay, LLC to amend our building lease in connection with approximately 45,000 square feet of laboratory and office space at 1201 Harbor Bay Parkway, Alameda, CA. Prior to this amendment, under the terms of the building lease, which subsequently expired on May 31, 2008, Avigen could be required, at the landlord’s sole discretion, to remove, reconfigure or otherwise alter some of the improvements it had made to the facility. We had previously determined the fair value of this asset retirement obligation was approximately $484,000 at December 31, 2007, based on an assessment of a range of possible settlement dates and amounts.

     Under the terms of the amendment, Avigen was released from its obligation to remove any alterations in exchange for, among other things, a payment to the landlord of $210,000. As a result of this settlement, we reduced our liability for the asset retirement obligation in March 2008 by $274,000 with a corresponding credit to impairment loss related to long-lived assets and reduced the level of restricted assets in response to the cancellation of the corresponding letter of credit that served as a deposit for the asset retirement obligation prior to the date of the amendment.

6. Comprehensive Loss

     Components of other comprehensive loss, including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive loss.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(7,341)	$(5,829)	$(14,752)	$(11,593)
Net unrealized (loss) gain on available-for-sale securities	(415)	(133)	45	(12)
Comprehensive loss	$(7,756)	$(5,962)	$(14,707)	$(11,605)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Potential dilutive stock options outstanding	2,348	548,546	5,785	504,803
Outstanding securities excluded from the potential
dilutive common shares calculation (1)	4,257,963	2,326,224	4,209,149	3,054,811

(1)	For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock the exercise prices of which exceed the average of the closing sale prices of our common stock as reported on the Nasdaq Global Market for the period.

8. Stockholders’ Equity

     In April and May 2007, we issued an aggregate of 4,413,191 shares of our common stock at $6.94 per share through a public offering. After deducting combined commissions and fees from the gross proceeds of $30.6 million, net proceeds from this transaction totaled $28.5 million.

     During the six-month period ended June 30, 2008, we received $261,000 in cash proceeds related to the exercise of stock options for 76,406 shares of common stock.

     As of June 30, 2008, we had one warrant outstanding for 15,000 shares of our common stock with an exercise price equal to $6.50. The warrant was issued in March 2004 as partial consideration for the acquisition of some intellectual property rights used in our research and development activities and has a ten-year term.

9. Subsequent Event - License Agreement – Sanochemia Pharmazeutika AG

      On July 22, 2008, we entered into an agreement with SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, to amend the Patent and Know-How License, Development and Commercialization Agreement dated January 12, 2006 between the two parties (the “License Agreement”). During the clinical development of the product AV650 for the North American Market, the parties identified the existence of levels of impurities in tolperisone products that are marketed in Europe, that exceed the levels permitted by the United States Food and Drug Administration for chronic drug products marketed in the United States. The parties have filed for patents covering a purer form of AV650 and amended the License Agreement primarily to provide the following:

  we will share with SDI Diagnostics the cost of development, up to $5 million, upon the timely achievement of development-based milestones for the proprietary purer form of AV650; and

  future payments from us to SDI Diagnostics that are based on the achievement of sales-level milestones are reduced by $2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

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

     During 2007, we significantly expanded the scale and complexity of our clinical development activities over prior years. In 2007, we initiated Phase II clinical trials for AV650 in the United States and Europe, completed a Phase IIa clinical trial for AV411 in Australia, and initiated our clinical development of AV411 in the United States with a maximum-tolerable-dose trial. The operation of these trials and other development activities resulted in a significant increase in our operating expenses during 2007, which has continued in the first half of 2008 and which we expect to continue through the remainder of 2008. Our product development plans include our intention to complete Phase II clinical trials and collect other supportive data on the safety and efficacy of each product in our portfolio in order to design robust registration plans for market approval that are acceptable to the FDA and, if approved, to provide additional information that physicians and patients could use to optimize their treatment and care.

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. As a result, we expect that we will need to obtain additional funding to support the anticipated future needs of our research and development activities, including the costs to complete clinical trials. We expect our source of revenue, if any, for the next several years to consist of (1) payments under the Genzyme agreement, which we entered into in December 2005 and under which we assigned to Genzyme Corporation our rights to some of our gene-therapy related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, some of our gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials; and (2) collaborative arrangements with third parties, government grants, and non-gene therapy-related license fees. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability. At June 30, 2008 we had an accumulated deficit of $235.4 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $65.3 million. We believe that our capital resources at June 30, 2008 will be adequate to fund our operating needs for approximately two years.

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

     In addition, when management commits to holding individual securities until maturity in order to avoid the recognition of an other-than-temporary impairment, those securities would no longer be classified as available-for-sale. In addition, management would evaluate these securities to determine whether the security, based on the remaining duration until its scheduled maturity, should be identified as a current or long-term asset. As of June 30, 2008, management had not designated any individual securities as held-to-maturity for the purposes of avoiding an other-than-temporary impairment.

Impairment of property and equipment and asset retirement obligation

     We have invested significant amounts in construction for improvements to leased facilities we use for our research and development activities, with the largest portion of our spending made to modify manufacturing facilities that are intended to comply with requirements of government mandated manufacturing rules for pharmaceutical production. Management assesses whether the carrying value of long-lived assets is impaired whenever events or changes in circumstances indicate that the asset may not be fully recoverable. We recognize an impairment loss when the total of the estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value or appraised value, as appropriate. If we judge the value of our long-lived assets to be impaired, we write down the cost basis of the property and equipment to fair value and include the amount of the write down in our net loss. In determining whether the value of our property and equipment is impaired, management considers:

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

     Under the original terms of our building lease that expired in May 2008, we had an obligation, at our landlord’s sole discretion, to remove, reconfigure or otherwise alter some improvements we have made to the facility. We determined the fair value of asset retirement obligations based on our assessment of a range of possible settlement dates and amounts. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities. As a result of a change in estimate in December 2006, we remeasured the fair value of this contingent asset retirement obligation and recognized a liability for $450,000. In order to evaluate the sensitivity of the fair value calculations in measuring the obligation, we applied a hypothetical 10% increase to the expected future costs underlying the fair value calculation. This hypothetical increase would have caused a comparable increase in the retirement charge. The recognition of this liability would have resulted in an adjustment to the carrying value of the underlying long-lived assets. However, in June 2005, we determined that these leasehold improvements were impaired and wrote them off with a charge to our net loss. Since there was no carrying value of the underlying assets at December 31, 2006, the recognition of our asset retirement obligation resulted in an additional charge in 2006 to impairment loss related to long-lived assets. As of December 31, 2007, there were no material changes in our expectations with regard to this obligation. In March 2008, we amended the lease which resulted in a settlement of the obligation at an amount below the value of the liability and recorded the difference in our statement of operations as a credit to impairment loss related to long-lived assets.

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

Results of Operations

     Revenue

     We recognized no revenue for the three- and six-month periods ended June 30, 2008 and 2007.

     Research and development expenses

     We maintain a small staff level, which was approximately 36 employees at June 30, 2008, and sublease portions of our leased operating facilities to reduce our overhead costs. In addition, we use external resources to optimize the pace and cost of development of our product candidates. As a result, our current business model reduces our exposure to fixed costs for manufacturing staff and facilities and increases our control over the strategic timing and application of our resources.

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

     The costs associated with these two primary functions of our research and development activities approximate the following (in thousands, except percentages):

			Percentage			Percentage
	Three Months Ended		increase	Six Months Ended		increase
	June 30,		over prior	June 30,		over prior
	2008	2007	year	2008	2007	year
Research and preclinical development	$2,677	$2,380	12%	$5,699	$4,822	18%
Clinical development	3,224	2,465	31%	6,464	4,376	48%
Total research and development expenses	$5,901	$4,845	22%	$12,163	$9,198	32%

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

Research and preclinical development

			Percentage			Percentage
			increase			increase
	Three Months Ended		(decrease)	Six Months Ended		(decrease)
	June 30,		over prior	June 30,		over prior
	2008	2007	year	2008	2007	year
(In thousands, except percentages)
Personnel-related	$540	$474	14%	$1,126	$958	18%
Share-based compensation	141	130	8%	284	266	7%
External research and development	1,202	750	60%	2,344	1,453	61%
Depreciation and amortization	277	367	(25%)	623	734	(15%)
Other expenses including facilities overhead	517	659	(22%)	1,322	1,411	(6%)
Total research and preclinical development expenses	$2,677	$2,380	12%	$5,699	$4,822	18%

     The increase in our total research and preclinical development expenses for the three- and six-month periods ended June 30, 2008, compared to the same periods in 2007, of $297,000 and $877,000, respectively, were primarily due to changes in costs for the following:

  higher expenditures for external research and development services from third-party providers of $452,000 and $891,000, respectively, primarily reflecting an increase in costs for external animal studies associated with AV411 and AV513, and higher personnel-related expenses of $66,000 and $168,000, respectively, reflecting higher average salaries, bonuses and vacation expense in 2008,

     partially offset by,

  lower depreciation and amortization expenses of $90,000 and $111,000, respectively, reflecting the end of the depreciable lives for equipment and leasehold improvements associated with our leased facility that expired in May 2008, and lower facilities and other allocated expenses of $142,000 and $89,000, respectively, primarily due to the reduction of rent and other overhead expenses associated with our leased facility that expired in May 2008.

Clinical development

			Percentage			Percentage
			increase			increase
	Three Months Ended		(decrease)	Six Months Ended		(decrease)
	June 30,		over prior	June 30,		over prior
	2008	2007	Year	2008	2007	year
(In thousands, except percentages)
Personnel-related	$447	$348	28%	$937	$729	29%
Share-based compensation	35	55	(36%)	44	102	(57%)
External clinical development	2,637	1,926	37%	5,266	3,271	61%
Other expenses including facilities overhead	105	136	(23%)	217	274	(21%)
Total clinical development expenses	$3,224	$2,465	31%	$6,464	$4,376	48%

     The increase in our total clinical development expenses for the three- and six-month periods ended June 30, 2008, compared to the same periods in 2007, of $759,000 and $2.1 million, respectively, were primarily due to changes in costs for the following:

  higher expenditures for external clinical development services from third-party providers of $711,000 and $2.0 million, respectively, primarily reflecting the higher level of spending in the 2008 periods for services from third-party suppliers associated with our ongoing clinical trials and drug manufacturing support for AV650, and higher personnel-related expenses of $99,000 and $208,000, respectively, reflecting higher average salaries, bonuses and vacation expense in 2008.

     Total research and development expenses for the three and six months ended June 30, 2008 were within management’s expectations. If we are successful in our efforts to develop our product candidates, including the completion of our ongoing and additional clinical trials over the next twelve to eighteen months and thereafter, we expect our total research and development spending in future periods to rise.

General and administrative expenses

			Percentage			Percentage
			increase			increase
	Three Months Ended		(decrease)	Six Months Ended		(decrease)
	June 30,		over prior	June 30,		over prior
	2008	2007	Year	2008	2007	year
(In thousands, except percentages)
Personnel-related	$689	$658	5%	$1,564	$1,473	6%
Share-based compensation	444	296	50%	831	587	42%
Legal and professional fees	412	328	26%	683	638	7%
Facilities, depreciation and other allocated expenses	716	791	(9%)	1,472	1,638	(10%)
Total general and administrative expenses	$2,261	$2,073	9%	$4,550	$4,336	5%

     The increase in our total general and administrative expenses for the three- and six-month periods ended June 30, 2008, compared to the same periods in 2007, of $188,000 and $214,000, respectively, were primarily due to changes in costs for the following:

  higher non-cash expenses of $148,000 and $244,000, respectively, for share-based compensation in compliance with FAS 123(R),

  higher personnel-related expenses of $31,000 and $91,000, respectively, reflecting higher average salaries, bonuses and vacation expense in 2008, and higher legal and professional fees of $84,000 and $45,000, respectively, primarily due to higher legal services associated with new patent filings and our agreement with Sanochemia to develop a proprietary, purer form of AV650, partially offset by,

  lower facilities, depreciation and other allocated expenses of $75,000 and $166,000, due to the reduction of rent and other overhead expenses associated with our leased facility that expired in May 2008, and a decrease in costs associated with recruiting additional members to our board of directors.

     We expect our current level of general and administrative expenses to continue in 2008. However, if we are successful in our efforts to develop our product candidates, we expect general and administrative spending levels to increase in connection with the changing needs of the company.

     Impairment loss related to long-lived assets

			Percentage			Percentage
	Three Months Ended		decrease	Six Months Ended		decrease
	June 30,		over prior	June 30,		over prior
	2008	2007	year	2008	2007	year
(In thousands, except percentages)
Impairment loss related to long-lived assets	$0	$0	n/a	$(274)	$0	n/a

     The credit recorded to impairment loss related to long-lived assets for the six-month period ended June 30, 2008, reflects the settlement of our asset retirement obligation for an amount below the carrying value of the accrued liability.

     Interest income

			Percentage			Percentage
	Three Months Ended		decrease	Six Months Ended		decrease
	June 30,		over prior	June 30,		over prior
	2008	2007	Year	2008	2007	year
(In thousands, except percentages)
Interest income	$764	$1,029	(26%)	$1,695	$1,836	(8%)

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The decreases in interest income for the three- and six-month periods ended June 30, 2008, as compared to the same periods in 2007, were primarily due to the decrease in our outstanding interest-bearing cash and securities balances, due to the use of such resources to fund our on-going operations, as well as the general decline in market interest rates.

     Sublease income

			Percentage			Percentage
	Three Months Ended		decrease	Six Months Ended		decrease
	June 30,		over prior	June 30,		over prior
	2008	2007	Year	2008	2007	year
(In thousands, except percentages)
Sublease income	$118	$182	(35%)	$173	$331	(48%)

     During the three- and six-month periods ended June 30, 2008, we subleased 31,750 square feet of our aggregate facilities in two buildings to four separate corporate tenants not affiliated with Avigen. In December 2007, we entered into a termination of one sublease agreement for approximately 11,000 square feet of laboratory and office space originally sublet through November 2010. In 2008, a second tenant defaulted on sublease payments for 15,250 square feet that we deemed to be uncollectible. In addition, on May 31, 2008, a third tenant’s sublease for approximately 2,100 square feet expired in connection with the expiration of our underlying 1201 building lease. As a result of these events, our total sublease income for the three- and six-month periods ended June 30, 2008, decreased by $64,000 and $158,000, respectively, compared to the same periods in 2007.

Recently Issued Accounting Standards

     See Note 1, “Unaudited Interim Financial Statements - Recent Accounting Pronouncements,” in the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on us, which discussion is incorporated by reference here.

Deffered Income Tax Asstets

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

Liquidity and Capital Resources

     Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Between May 1996, the date of our initial public offering, and June 30, 2008, we raised $236 million from private placements and public offerings of our common stock and warrants to purchase our common stock.

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

     At June 30, 2008, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $65.3 million, compared to approximately $78.1 million at December 31, 2007. At June 30, 2008 and December 31, 2007, the portion of our investment portfolio pledged as collateral, which we refer to as restricted investments, includes $7.0 million for outstanding borrowings against our credit facility and approximately $2.0 million and $2.4 million, respectively, for letters of credit which serve as security deposits on our building leases. The classification of $36,000 and $428,000, respectively, of these restricted investments as current assets at June 30, 2008 and December 31, 2007 results from the classification of the underlying building lease liability that expired in May 2008, as a current liability. The classification of $9.0 million of these restricted investments as non-current assets at both June 30, 2008 and December 31, 2007 results from the classification of our related loan payable that is due in November 2009, and the underlying building lease liability that expires in November 2010, as long-term liabilities. The reduction of $392,000 in total restricted investments between June 30, 2008 and December 31, 2007 was the result of: (1) the settlement of our asset retirement obligation for $210,000, and (2) the decrease in our security obligation by $182,000 as a result of the lease amendment that reduced the rentable space on our building lease that expired in May 2008. The cancellation of an equivalent portion of our letter of credit removed the need for the pledged investments. We do not consider our restricted investments a current source of additional liquidity.

     As of June 30, 2008, our commitments under leases and other obligations, net of scheduled cost recoveries under sublease agreements, were not materially different from that reported as of December 31, 2007. As of December 31, 2007, we had net commitments under leases and other obligations totaling approximately $20.8 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.

     Operating Activities. Net cash used in operating activities was $12.9 million and $10.1 million during the six months ended June 30, 2008 and 2007, respectively. Net cash used in operating activities during these periods were primarily used to support our clinical research and development activities, including non-clinical studies and clinical trials performed by third parties. The remainder of the cash used in operating activities during these periods was primarily used to support our internal research and development activities, and general and administrative expenses. The level of cash used in operating activities during the six months ended June 30, 2008 was in line with management’s expectations.

     Investing and Financing Activities. Net cash provided by investing activities and financing activities during the six months ended June 30, 2008 was $14.9 million and $261,000, respectively. Net cash used in investing activities and provided by financing activities during the six months ended June 30, 2007 was $8.6 million and $28.8 million, respectively. The cash provided by or used in investing activities during each of these periods consisted primarily of maturities of available-for-sale securities, net of purchases. The cash provided by financing activities during each of these periods consisted primarily of proceeds from the issuance of common stock in connection with the underwritten offering in 2007 and the exercise of stock options in both periods.

     We believe we will continue to require substantial additional funding in order to complete the research and development activities currently contemplated and to commercialize our product candidates. We believe that by keeping our staff level low and relying on a business model that allows us to leverage efficiencies through out-sourced service providers, our financial resources as of June 30, 2008 will be adequate to fund our projected operating needs for approximately two years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

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

Risks Related to Our Business

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of June 30, 2008, we had an accumulated deficit of $235.4 million. Developing new compounds will require significant additional research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire and complete development of proposed products, and to obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

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

We may need to secure additional financing to acquire and complete the development and commercialization of our products

     At June 30, 2008 we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $65.3 million. We anticipate that our existing capital resources as of June 30, 2008, will be adequate to fund our needs for approximately two years. However, beyond that, or earlier if we are successful in pursuing additional indications for compounds in our portfolio or acquiring additional product candidates, we may require additional funding to complete the research and development activities currently contemplated, to acquire new products, and to commercialize our products. Our future capital requirements will depend on many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008, have not changed significantly. We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their June 30, 2008 levels, we estimate that the fair value of our securities portfolio would decline by approximately $507,000 compared to our estimated exposure of $684,000 at December 31, 2007, primarily due to the reduction in size of our overall portfolio.

     Our long-term debt includes $7.0 million in borrowings under our credit facility that expires in November 2009. Interest charged on the borrowing is based on LIBOR and is reset in three- and six-month increments based on the date of each original drawdown. As of June 30, 2008, the average annual rate of interest charged on the borrowings was approximately 3.32% compared to 5.81% as of December 31, 2007.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of June 30, 2008. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008, have not materially changed. We have updated some of these risk factors to include financial information as of June 30, 2008. We have not repeated risk factors relating to owning our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders was held on May 19, 2008.
The matters voted upon at the Annual Meeting and the voting of stockholders with respect thereto are as follows:

1.	Zola Horovitz, Ph.D. was elected as a Class I director to hold office until our 2011 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. The voting results were as follows:

               Zola Horovitz, Ph.D.
For	15,157,429
Withhold	3,239,841
Abstain	-0-
Broker non-votes	-0-

Our Class II directors, John K.A. Prendergast, Ph.D. and Richard J. Wallace, will each continue to serve on our Board of Directors until our 2009 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class III directors, Kenneth G. Chahine, Ph.D., J.D., Stephen Dilly, M.B.B.S., Ph.D., and Jan K. Öhrström, M.D., will each continue to serve on our Board of Directors until our 2010 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

2.	The selection of Odenberg, Ullakko, Muranishi & Co. LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008 was ratified. The voting results were as follows:

For	18,326,371
Against	62,299
Abstain	8,600
Broker non-votes	-0-

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

AVIGEN, INC.

Date: August 8, 2008	By:	/s/ KENNETH G. CHAHINE
Kenneth G. Chahine
Chief Executive Officer and President

Date: August 8, 2008	By:	/s/ ANDREW A. SAUTER
Andrew A. Sauter
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibits
2	.1(5)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
3	.1(1)	Amended and Restated Certificate of Incorporation
3	.1.1(2)	Certificate of Amendment to Certificate of Incorporation
3	.1.2(3)	Certificate of Amendment to Certificate of Incorporation
3	.2(6)	Restated Bylaws of the Registrant
4	.1(1)	Specimen Common Stock Certificate
10.67		Second Amendment to Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated March 6, 2008
31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	.1(4)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC on February 13, 2001 (Commission File No. 000-28272).

(3)	Incorporated by reference from such document filed as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on June 26, 2007 (Commission File No. 000-28272).

(4)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 8, 2007 (Commission File No. 000-28272).