Form 10-Q
period 2008-09-30
AVIGEN INC \DE
filed 2008-11-10
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

     The number of outstanding shares of the registrant’s Common Stock as of November 3, 2008, was 29,769,115 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended September 30, 2008

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2008	2007
	(Unaudited)	Note 1
ASSETS
Current assets:
Cash and cash equivalents	$7,911	$359
Available-for-sale securities	39,463	68,327
Restricted investments	36	428
Accrued interest	466	717
Prepaid expenses and other current assets	449	778
Total current assets	48,325	70,609
Restricted investments	9,000	9,000
Property and equipment, net	528	1,263
Deposits and other assets	253	197
Total assets	$58,106	$81,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,566	$2,039
Accrued compensation and related expenses	693	879
Other current liabilities	9	523
Total current liabilities	3,268	3,441
Long-term loan payable	7,000	7,000
Deferred rent and other liabilities	656	796
Total liabilities	10,924	11,237
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,769,115 and 29,692,709 shares
issued and outstanding at September 30, 2008 and
December 31, 2007, respectively	30	29
Additional paid-in capital	292,114	290,147
Accumulated other comprehensive income	(112)	351
Deficit accumulated during development stage	(244,850)	(220,695)
Total stockholders' equity	47,182	69,832
Total liabilities and stockholders' equity	$58,106	$81,069

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

					Period from
					October 22,
					1992
					(inception)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Revenue	$-	$-	$-	$-	$15,574

Operating expenses:
Research and development	5,678	5,952	17,841	15,149	195,021
General and administrative	1,848	2,041	6,398	6,377	84,345
Impairment loss related to long-lived assets	-	-	(274)	-	6,306
In-license fees	2,500	-	2,500	-	10,534
Total operating expenses	10,026	7,993	26,465	21,526	296,206
Loss from operations	(10,026)	(7,993)	(26,465)	(21,526)	(280,632)
Interest expense	(59)	(121)	(222)	(359)	(3,880)
Interest income	594	1,111	2,289	2,946	38,237
Sublease income	97	192	270	523	1,605
Other expense, net	(9)	(29)	(27)	(17)	(180)

Net loss	$(9,403)	$(6,840)	$(24,155)	$(18,433)	$(244,850)

Basic and diluted net loss per common share	$(0.32)	$(0.23)	$(0.81)	$(0.67)

Shares used in basic and diluted net loss per
common share calculation	29,769,115	29,620,566	29,764,487	27,397,710

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			October 22,
			1992
			(inception)
	Nine Months Ended		through
	September 30,		September 30,
	2008	2007	2008
Operating Activities
Net cash used in operating activities	$(21,199)	$(14,838)	$(201,399)

Investing Activities
Purchases of property and equipment	(106)	(131)	(28,940)
Proceeds from disposal of property and equipment	14	69	479
Settlement of asset retirement obligation	(210)	-	(210)
Decrease (increase) in restricted investments	391	-	(9,037)
Purchases of available-for-sale securities	(14,082)	(100,399)	(1,004,441)
Maturities of available-for-sale securities	42,483	88,971	964,866

Net cash provided by (used in) investing activities	28,490	(11,490)	(77,283)
Financing Activities
Proceeds from long-term obligations	-	-	10,133
Proceeds from warrants and options exercised	261	355	16,215
Proceeds from issuance of common stock, net of issuance
costs and repurchases	-	28,517	253,491
Other financing activities	-	-	6,754
Net cash provided by financing activities	261	28,872	286,593
Net increase in cash and cash equivalents	7,552	2,544	7,911
Cash and cash equivalents, beginning of period	359	1,815	-
Cash and cash equivalents, end of period	$7,911	$4,359	$7,911

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Unaudited Interim Financial Statements

     The accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results reported for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future interim period or for the entire year ending December 31, 2008. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

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

     Effective January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115 (“SFAS 159”), which gives a company the option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities. We chose not to elect the fair value option for our financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted during the nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 had no impact on our financial statements.

     Effective January 1, 2008, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-03”). The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. Our adoption of EITF 07-03 did not have a material effect on our financial statements.

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

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for us as of January 1, 2009. While the adoption of SFAS 141(R) is not expected to have a material impact on our financial statements, we expect the application of the new standard will likely have a significant impact on how we allocate the purchase price of any future acquired business, if any, including the expensing of direct transaction costs and costs to integrate the acquired business.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the financial statements to separately report the amounts attributable to controlling and non-controlling interests. SFAS 160 is effective for us as of January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on our financial statements.

2. Share-Based Compensation

     During the three and nine months ended September 30, 2008 and 2007, respectively, share-based compensation expense has been recognized for all of our share-based compensation plans, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Research and development	$(164)	$(167)	$(493)	$(535)
General and administrative	(382)	(318)	(1,213)	(906)
Share-based compensation expense before taxes	(546)	(485)	(1,706)	(1,441)
Related income tax benefits	-	-	-	-
Share-based compensation expense, net	$(546)	$(485)	$(1,706)	$(1,441)

     Since we have cumulative operating losses as of September 30, 2008 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements during the three- and nine-month periods ended September 30, 2008 and 2007, respectively.

     As of September 30, 2008, we had stock options outstanding to employees, non-employee directors, and consultants under three share-based compensation plans; however, only the 2006 Incentive Stock Option Plan (“2006 Plan”) was available for future grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders, had a ten-year duration and were terminated on March 29, 2006. The 2006 Plan was approved by stockholders in May 2006 and is an amendment and restatement of the 2000 Equity Incentive Plan (“2000 Plan”) which was adopted by our board of directors in June 2000. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan.

     In general, the outstanding options under these plans were granted at a price equal to the fair market value of our stock on the date of grant with a term of 10 years. Grants under the 2006 Plan and 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments. As of September 30, 2008, we had an aggregate of 4,261,349 shares of our common stock reserved for issuance under these plans subject to outstanding awards and 2,069,359 shares available for future grants of share-based awards under the 2006 Plan.

     The following table summarizes option activity with regard to all stock options:

	Outstanding Options
		Weighted-
	Number of	Average Exercise
	Shares	Price per Share
Outstanding at December 31, 2007	4,475,227	$7.47
Granted	174,000	3.38
Canceled	(349,869)	17.02
Exercised	(76,406)	3.41
Outstanding at March 31, 2008	4,222,952	$6.58
Granted	120,000	2.96
Canceled	(53,853)	5.50
Exercised	0	0
Outstanding at June 30, 2008	4,289,099	$6.50
Granted	40,000	2.90
Canceled	(67,750)	3.79
Exercised	0	0
Outstanding at September 30, 2008	4,261,349	$6.50

     There were no employee stock options granted during either of the three-month periods ended September 30, 2008 and 2007. The fair value of our employee stock options granted during the nine-month period ended September 30, 2008 and 2007, were estimated under the Black-Scholes option valuation model with the weighted average assumptions shown in the table below. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based primarily on analyses of historical employee termination and option exercise behavior; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	0.5605	n/a	0.5348	0.5811
Risk free interest rate	3.11%	n/a	2.92%	4.64%
Expected life of options in years	3.5	n/a	4.9	4.5
Expected dividend yield	0%	n/a	0%	0%

     Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $1.55 per share and $3.03 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $91,000 and $279,000, respectively. The total intrinsic value of options outstanding and options exercisable at September 30, 2008 was $992,000 and $642,000, respectively. The weighted average remaining contractual life of options exercisable at September 30, 2008 was 5.8 years.

     As of September 30, 2008, there was approximately $2.4 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.8 years.

     As of September 30, 2008, we had 4.0 million outstanding stock options that had vested or are expected to vest with a weighted average exercise price of $6.65, a weighted average remaining contractual term of 6.6 years and an aggregate intrinsic value of $914,000.

     In May 2008, our board of directors modified the terms of certain stock options previously granted to a member of our board of directors who did not stand for re-election at our 2008 Annual Meeting of Stockholders. The board of directors decided to modify the options in recognition of the director’s twelve years of service to Avigen. Our board of directors modified stock options exercisable for 115,000 shares of common stock such that (1) unvested options exercisable for 36,700 shares of common stock became immediately vested, and (2) each option remained exercisable until the end of its original contract life. The maximum contractual term was not extended for any options. At the time of this modification, we recognized a share-based compensation charge of approximately $47,400.

     For equity awards to non-employees, including lenders, lessors, and consultants, we also apply the Black-Scholes method to determine the fair value of such investments in accordance with Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services. The options and warrants granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received or the term of the related financing. We granted 40,000 stock options to non-employees during the three-month period ended September 30, 2008 and no stock options were granted during the three-month period ended September 30, 2007.

3. Cash and Cash Equivalents, Available-For-Sale Securities, and Restricted Investments

     Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are recorded at cost, which approximates fair market value.

     Available- for-Sale Securities

     We invest our excess cash balances in marketable securities, primarily federal agency obligations, high-quality, short-term asset-backed securities, money market-eligible securities and corporate debt securities, with the primary investment objectives of preservation of principal, a high degree of liquidity, and maximum total return. We do not invest in auction rate securities. All marketable securities are held in our name under the custodianship of Wells Capital Management. We have classified our investments in marketable securities as available-for-sale. Available-for-sale securities are reported at market value and unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive income (loss) and as a separate component of stockholders’ equity until realized. A decline in the market value of a security below its cost that is deemed to be other-than-temporary is charged to earnings, and would result in the establishment of a new cost basis for the security.

     Our available-for-sale securities consist principally of obligations with a minimum short-term rating of A1/P1 and a minimum long-term rating of A- and with effective maturities of less than three years. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

     Restricted Investments

     At September 30, 2008, $36,000 and $9.0 million of available-for-sale securities were classified as restricted investments in current and non-current assets, respectively. At December 31, 2007, $428,000 and $9.0 million of available-for-sale securities were classified as restricted investments in current and non-current assets, respectively. The total of our current and non-current restricted investments at the end of each period represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain liabilities at the end of each period. The change in total amount of restricted investments between September 30, 2008 and December 31, 2007 reflects the reduction of collateral associated with our payment of $210,000 as settlement of our asset retirement obligation, and the subsequent reduction in the letter of credit, associated with one of our building leases that expired in May 2008.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of September 30, 2008 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$7,911	$-	$-	$7,911
Corporate debt securities	6,560	-	(200)	6,360
Federal agency obligations	23,944	122	(48)	24,018
Asset-backed and other securities	18,107	29	(15)	18,121
Total	$56,522	$151	$(263)	$56,410
Amounts reported as:
Cash and cash equivalents	$7,911	$-	$-	$7,911
Restricted investments	9,036	-	-	9,036
Available for sale securities	39,575	151	(263)	39,463
Total	$56,522	$151	$(263)	$56,410

     The weighted average maturity of our investment portfolio at September 30, 2008 was 254 days, with $39.3 million carrying an effective maturity of less than twelve months, and $17.1 million carrying an effective maturity between twelve and eighteen months.

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

     Net realized gain was approximately $60,000 and $1,000 for the nine months ended September 30, 2008 and 2007, respectively.

     At September 30, 2008 and December 31, 2007, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
September 30, 2008	Losses	Value	Losses	Value
Corporate debt securities	$(55)	$3,977	$(145)	$2,383
Federal agency obligations	-	-	(48)	6,679
Asset-backed and other securities	(3)	448	(12)	988
Total	$(58)	$4,425	$(205)	$10,050

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2007	Losses	Value	Losses	Value
Corporate debt securities	$(7)	$6,812	$(18)	$2,637
Asset-backed and other securities	(4)	1,480	-	-
Total	$(11)	$8,292	$(18)	$2,637

     The gross unrealized losses reported above for September 30, 2008 and December 31, 2007 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

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

     A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of credit risk associated with investing in those securities. The following table provides the fair value measurements of our financial assets according to the fair value levels defined by SFAS 157 as of September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using
		Level 1	Level 2	Level 3
	Total Carrying	Quoted prices in	Significant other	Significant
	Value as of	active markets	observable	unobservable
	September 30,		inputs	inputs
	2008
Short-term investments	$56,410	$56,410	$-	$-
Total	$56,410	$56,410	$-	$-

     Short-term investments include cash and cash equivalents and available-for-sale securities and are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The adoption of SFAS 157 did not have any impact on our results of operations and financial position.

5. Settlement of Asset Retirement Obligation

     On March 11, 2008, we entered into an agreement with ARE-1201 Harbor Bay, LLC to amend our building lease in connection with approximately 45,000 square feet of laboratory and office space at 1201 Harbor Bay Parkway, Alameda, CA. Prior to this amendment, under the terms of the building lease, which subsequently expired on May 31, 2008, we could have been required, at the landlord’s sole discretion, to remove, reconfigure or otherwise alter some of the improvements it had made to the facility. We had previously determined the fair value of this asset retirement obligation was approximately $484,000 at December 31, 2007, based on an assessment of a range of possible settlement dates and amounts.

     Under the terms of the amendment, we were released from our obligation to remove any alterations in exchange for, among other things, a payment to the landlord of $210,000. As a result of this settlement, we reduced our liability for the asset retirement obligation in March 2008 by $274,000 with a corresponding credit to impairment loss related to long-lived assets and reduced the level of restricted assets in response to the cancellation of the corresponding letter of credit that served as a deposit for the asset retirement obligation prior to the date of the amendment.

6. Comprehensive Loss

     Components of other comprehensive loss, including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive loss.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(9,403)	$(6,840)	$(24,155)	$(18,433)
Net unrealized (loss) gain on available-for-sale
securities	(508)	240	(463)	228
Comprehensive loss	$(9,911)	$(6,600)	$(24,618)	$(18,205)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Potential dilutive stock options outstanding	52,243	383,611	14,638	463,724
Outstanding securities excluded from the potential
dilutive common shares calculation (1)	3,533,492	3,147,575	4,003,155	3,080,592

(1)	For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock the exercise prices of which exceed the average of the closing sale prices of our common stock as reported on the Nasdaq Global Market for the period.

8. Stockholders’ Equity

     In April and May 2007, we issued an aggregate of 4,413,191 shares of our common stock at $6.94 per share through a public offering. After deducting combined commissions and fees from the gross proceeds of $30.6 million, net proceeds from this transaction totaled $28.5 million.

     During the nine-month period ended September 30, 2008, we received $261,000 in cash proceeds related to the exercise of stock options for 76,406 shares of common stock.

     As of September 30, 2008, we had one warrant outstanding for 15,000 shares of our common stock with an exercise price equal to $6.50. The warrant was issued in March 2004 as partial consideration for the acquisition of some intellectual property rights used in our research and development activities and has a ten-year term.

9. License Agreement – Sanochemia Pharmazeutika AG

      On July 22, 2008, we entered into an agreement with SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG (Sanochemia), to amend the Patent and Know-How License, Development and Commercialization Agreement dated January 12, 2006 between the two parties (the “License Agreement”). During the clinical development of the product AV650 for the North American Market, the parties identified the existence of levels of impurities in tolperisone products that are marketed in Europe, that exceed the levels permitted by the United States Food and Drug Administration for chronic drug products marketed in the United States. The parties have filed for patents covering a purer form of AV650 and amended the License Agreement primarily to provide the following:

  We will share with Sanochemia the cost of development, up to $5 million, upon the timely achievement of development-based milestones for the development of a proprietary, purer form of AV650; and

  future payments from us to Sanochemia that are based on the achievement of sales-level milestones are reduced by $2 million.

     In September 2008, we paid Sanochemia $2.5 million which represented amounts due upon the timely achievement of a development-based milestone for the development of a proprietary, purer form of AV650, and is reflected in our Statements of Operations for both the three- and nine-month periods ended September 30, 2008.

10. Subsequent Events

     Restructuring and Reduction in Force

     In October 2008 we announced that the top-line data from our AV650 trial for the treatment of spasticity in patients with multiple sclerosis did not meet its primary endpoint, as a result of which we have discontinued all AV650-related activities. On November 3, 2008, we announced a significant restructuring of the company, including a reduction in force, aimed at preserving cash and reassessing strategic opportunities.

     In connection with this reduction in force, we expect to eliminate approximately 27 positions, or 70 percent of our workforce during the fourth quarter, thereby reducing our total staff to approximately 10 employees. As a result of this staff reduction, we expect to report a charge for one-time personnel-related termination costs in the quarter ending December 31, 2008, of approximately $1.5 million.

     In addition, due to the changes anticipated from this restructuring, we will continue to evaluate the impact of costs associated with exit or disposal activities, including various contract termination costs, and the potential impairment of long-lived assets that would be recognized during the quarter ending December 31, 2008 and future periods.

     Termination of Sanochemia License Agreement

     In connection with the termination of our AV650-related activities, on October 28, 2008 we notified Sanochemia of our intent to terminate the License Agreement, as amended. We do not expect to incur any future costs associated with this agreement.

     Termination of Lease

     In addition, on November 3, 2008 we notified Ellis Partners LLC, the landlord of our building lease for 4,834 square feet of lab space at 1201 Harbor Bay Parkway, of our intent to exercise our termination rights and accelerate the expiration date on the remaining lease term to 240 days. Costs associated with the termination of this contract are expected to be less than $100,000, which includes a potential $25,000 early termination fee, and will be paid over the remaining period of the lease agreement.

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

Overview

     Avigen is a biopharmaceutical company focused on developing and commercializing small molecule therapeutics to treat serious neurological disorders. Our current product candidates primarily address neuropathic pain and opioid addiction and withdrawal.

     In building our pipeline, we focus on selecting compounds with differentiating features from existing therapies that we believe could substantially change the standard of care for patients with chronic neurological conditions. In particular, we believe our drug candidates address needs currently unmet by current therapies through new mechanisms or offer reduced risks from side-effects. Moreover, AV411, one of our development products, is a commercially approved pharmaceutical outside the U.S. This compound is a New Molecular Entity in the U.S., and must be evaluated in all phases of clinical development; however, we believe its significant human experience in markets outside the U.S. should mitigate some development risks and may help accelerate the clinical development and approval for this product in North America. We are developing AV411 for neuropathic pain and other indications. As a result of the 2008 restructuring described below, our current plans are focused on monetizing our existing development assets through development partnerships or sales of assets. We intend to seek a development partner for AV411, and do not intend to initiate Phase 2 clinical trials with AV411 for neuropathic pain without the support of a partner.

     In January 2006, we acquired exclusive license rights to develop and commercialize proprietary formulations of the compound tolperisone, which we have named AV650, for the North American market. These rights included relevant patent filings, as well as clinical data held by SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, or Sanochemia, relating to AV650. Sanochemia agreed to supply AV650 to us exclusively for the North American market. Under the terms of the agreement, we made an upfront payment of $3.0 million with obligations for additional payments to Sanochemia based on the parties’ achievement of clinical and regulatory product development milestones and commercial sales of AV650.

     During 2007, we significantly expanded the scale and complexity of our clinical development activities over prior years. In 2007, we initiated Phase 2 clinical trials for AV650 in the United States and Europe, completed a Phase 2a clinical trial for AV411 in Australia, and initiated our clinical development of AV411 in the United States with a maximum-tolerable-dose trial. The operation of these trials and other development activities resulted in a significant increase in our operating expenses during 2007, which has continued in the first nine months of 2008. In July 2008, we amended the Sanochemia agreement to share the cost of development of a proprietary, purer form of AV650 and reduce certain sales-based milestones. During the quarter ended September 30, 2008, we made a payment of $2.5 million to Sanochemia upon the achievement of certain development-based milestones.

     In October 2008, we reported that the top-line data from our AV650 Phase 2b clinical trial for the treatment of spasticity in patients with multiple sclerosis did not meet its primary endpoint. As a result, we discontinued all AV650-related development activities and terminated our agreement with Sanochemia.

     In November 2008, we announced a significant restructuring of the company aimed at preserving financial resources and reassessing strategic opportunities. This restructuring is expected to result in staff reductions of approximately 70 percent of our total workforce, or 27 positions. In addition, we announced our intention to seek a partner for the further development of AV411 for neuropathic pain and do not intend to initiate Phase 2 clinical trials with AV411 for neuropathic pain without the support of a partner. It is also our intention to monetize other current assets, including AV513 for multiple bleeding disorders, and to identify opportunities to acquire new assets for development through in-license or acquisition.

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. As a result, we expect that we will need to obtain additional funding to support future needs of our research and development activities, including the costs to complete clinical trials, that are not supported through partners. We expect our source of revenue, if any, for the next several years to consist of (1) payments under the Genzyme agreement, which we entered into in December 2005 and under which we assigned to Genzyme Corporation our rights to some of our gene-therapy related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, some of our gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials; and (2) collaborative arrangements with third parties, government grants, and non-gene therapy-related license fees. We have incurred losses since our inception and expect to incur substantial losses over the next several years due to lack of any substantial revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability. At September 30, 2008 we had an accumulated deficit of $244.9 million and cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $56.4 million. We believe that our capital resources at September 30, 2008, after considering our anticipated decrease in infrastructure costs as a result of the restructuring and staff reduction announced on November 3, 2008, and our intention not to initiate Phase 2 clinical trials with AV411 without the support of a partner, will be adequate to fund our operating needs for approximately four years.

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

     In addition, when management commits to holding individual securities until maturity in order to avoid the recognition of an other-than-temporary impairment, those securities would no longer be classified as available-for-sale. In addition, management would evaluate these securities to determine whether the security, based on the remaining duration until its scheduled maturity, should be identified as a current or long-term asset. As of September 30, 2008, management had not designated any individual securities as held-to-maturity for the purposes of avoiding an other-than-temporary impairment.

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

     The determination of whether the value of our property and equipment is impaired requires significant judgment, and could have a material impact on our balance sheet and results of operations. For example, in 2005, we determined that the scope of our research and development activities had changed such that we would not effectively utilize some portions of our leased facilities that had been designed to support our gene therapy programs. After considering alternative uses for these spaces, we decided it was not cost effective to re-engineer the rooms representing approximately 40,000 square feet of manufacturing, laboratory, and office space under lease through May 2008 and approximately 11,000 square feet of similar space we have under lease through November 2010. We determined we would maximize our potential cost savings by subleasing the properties. Based on market conditions for rental property at the time of the reduction in the scope of our research and development activities, and our subsequent completion of sublease agreements for approximately 26,000 square feet, we did not expect to fully recover the value invested in leasehold improvements and equipment, and reduced our net carrying value for these assets to their then current fair value, resulting in an impairment loss for the year ended December 31, 2005 of approximately $6.1 million. This impairment loss does not impact our cash flows and primarily represents an acceleration of depreciation charges that would have been recognized over the subsequent three and five year lease periods. As a result of the discontinuing all AV650-related activities, we will evaluate whether the value of our property and equipment has been further impaired as of December 31, 2008.

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

Share-based compensation expense

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), (“SFAS 123(R)”), Share-Based Payment, using the modified prospective transition method, and recognize share-based compensation expense based on the grant-date fair value of share-based awards in the results of our operations. For awards that were granted but not yet vested prior to January 1, 2006, we calculate the share-based compensation expense using the same estimate of grant-date fair value previously disclosed under FAS 123 in a pro forma manner. Fair value methods require management to make several assumptions, the most significant of which are the selection of a fair value model, stock price volatility and the expected average life of an option. We have available data of all grant-by-grant historical activity for stock options we have granted that we use in developing some of our assumptions. We use the Black-Scholes method to value stock options. We estimate the expected average life of options granted based on historic behavior of our option holders and we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions we use in calculating the fair value of our share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In addition, SFAS 123(R) requires we estimate forfeitures at the time of grant and only recognize expense for the portion of awards that are expected to vest. Our estimate of the forfeiture rate is based on historical experience of our share-based awards that are forfeited prior to vesting.

     If factors change and we use different assumptions for calculating fair value of our share-based awards, or if our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different in future periods.

Results of Operations

     Revenue

     We recognized no revenue for the three- and nine-month periods ended September 30, 2008 and 2007.

     Research and development expenses

     We maintain a small staff level, which was approximately 34 employees at September 30, 2008, and sublease portions of our leased operating facilities to reduce our overhead costs. In November 2008, we initiated a restructuring plan to further reduce infrastructure expenses that is expected to reduce our staff level to approximately 10 employees. In addition, we use external resources to optimize the pace and cost of development of our product candidates. As a result, our current business model reduces our exposure to fixed costs for manufacturing staff and facilities and increases our control over the strategic timing and application of our resources.

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

     The costs associated with these two primary functions of our research and development activities approximate the following (in thousands, except percentages):

			Percentage
			(decrease)			Percentage
	Three Months Ended		increase	Nine Months Ended		increase
	September 30,		over prior	September 30,		over prior
	2008	2007	year	2008	2007	year
Research and preclinical
development	$2,309	$3,007	(23%)	$8,008	$7,829	2%
Clinical development	3,369	2,945	14%	9,833	7,320	34%
Total research and
development expenses	$5,678	$5,952	(5%)	$17,841	$15,149	18%

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

Research and preclinical development

			Percentage			Percentage
			(decrease)			increase
	Three Months Ended		increase	Nine Months Ended		(decrease)
	September 30,		over prior	September 30,		over prior
	2008	2007	Year	2008	2007	year
(In thousands, except percentages)
Personnel-related	$493	$502	(2%)	$1,619	$1,460	11%
Share-based compensation	132	124	6%	417	390	7%
External research and development	1,072	1,338	(20%)	3,417	2,791	22%
Depreciation and amortization	140	363	(61%)	762	1,097	(31%)
Other expenses including facilities overhead	472	680	(31%)	1,793	2,091	(14%)
Total research and preclinical development expenses	$2,309	$3,007	(23%)	$8,008	$7,829	2%

     The decrease in our total research and preclinical development expenses for the three months ended September 30, 2008, compared to the same period in 2007, of $698,000, was primarily due to changes in costs for the following:

  lower expenditures for external research and development services from third-party providers of $266,000, primarily reflecting a decrease in costs for external animal studies associated with AV411 and AV650, lower depreciation and amortization expenses of $223,000, reflecting the end of the depreciable lives for equipment and leasehold improvements associated with our leased facility that expired in May 2008, and lower facilities and other allocated expenses of $208,000, primarily due to the reduction of rent and other overhead expenses associated with our leased facility that expired in May 2008.

     The increase in our total research and preclinical development expenses for the nine months ended September 30, 2008, compared to the same period in 2007, of $179,000, was primarily due to changes in costs for the following:

  higher expenditures for external research and development services from third-party providers of $626,000, primarily reflecting an increase in costs for external animal studies associated with AV411 and AV513, and higher personnel-related expenses of $159,000, reflecting higher average salaries in 2008,

partially offset by,

  lower depreciation and amortization expenses of $335,000, reflecting the end of the depreciable lives for equipment and leasehold improvements associated with our leased facility that expired in May 2008, and lower facilities and other allocated expenses of $298,000, primarily due to the reduction of rent and other overhead expenses associated with our leased facility that expired in May 2008.

Clinical development

			Percentage			Percentage
			increase			increase
	Three Months Ended		(decrease)	Nine Months Ended		(decrease)
	September 30,		over prior	September 30,		over prior
	2008	2007	year	2008	2007	year
(In thousands, except percentages)
Personnel-related	$393	$288	36%	$1,329	$1,017	31%
Share-based compensation	32	43	(25%)	77	145	(47%)
External clinical development	2,816	2,474	14%	8,082	5,745	41%
Other expenses including facilities overhead	128	140	(9%)	345	413	(16%)
Total clinical development expenses	$3,369	$2,945	14%	$9,833	$7,320	34%

     The increase in our total clinical development expenses for the three- and nine-month periods ended September 30, 2008, compared to the same periods in 2007, of $424,000 and $2.5 million, respectively, were primarily due to changes in costs for the following:

  higher expenditures for external clinical development services from third-party providers of $342,000 and $2.3 million, respectively, primarily reflecting the higher level of spending in the 2008 periods for services from third-party suppliers associated with our clinical trials and drug manufacturing support for AV650, and higher personnel-related expenses of $105,000 and $312,000, respectively, reflecting higher average salaries in 2008.

     Total research and development expenses for the three and nine months ended September 30, 2008 were within management’s expectations. Subsequent to September 30, 2008, we announced that the top-line data from our AV650 trial for the treatment of spasticity in patients with multiple sclerosis did not meet its primary endpoint. As a result, we discontinued all AV650-related activities and expenses. In addition, we announced a significant restructuring and staff reduction aimed at preserving cash and reassessing strategic opportunities. As a result of this restructuring, we expect our total research and development spending to decline in future periods while we pursue efforts to acquire or in-license additional development assets. If we are successful in our efforts to acquire or in-license new development assets, our total research and development spending will likely increase to meet the development needs of such products.

General and administrative expenses

			Percentage			Percentage
			(decrease)			(decrease)
	Three Months Ended		increase	Nine Months Ended		increase
	September 30,		over prior	September 30,		over prior
	2008	2007	Year	2008	2007	year
(In thousands, except percentages)
Personnel-related	$570	$694	(18%)	$2,134	$2,167	(2%)
Share-based compensation	382	318	20%	1,213	905	34%
Legal and professional fees	263	290	(9%)	946	928	2%
Facilities, depreciation and other allocated expenses	633	739	(14%)	2,105	2,377	(11%)
Total general and administrative expenses	$1,848	$2,041	(9%)	$6,398	$6,377	--

     The decrease in our total general and administrative expenses for the three months ended September 30, 2008, compared to the same period in 2007, of $193,000, was primarily due to changes in costs for the following:

  lower personnel-related expenses of $124,000, primarily reflecting lower bonus accruals in 2008, and lower facilities, depreciation and other allocated expenses of $106,000, due to the reduction of rent and other overhead expenses associated with our leased facility that expired in May 2008, and a decrease in costs associated with recruiting additional members to our board of directors in 2007, partially offset by,

  higher non-cash expenses of $64,000 for share-based compensation in compliance with SFAS 123(R).

     The increase in our total general and administrative expenses for the nine months ended September 30, 2008, compared to the same period in 2007, of $21,000, was primarily due to changes in costs for the following:

  higher non-cash expenses of $308,000 for share-based compensation in compliance with SFAS 123(R),

partially offset by,

  lower facilities, depreciation and other allocated expenses of $272,000, due to the reduction of rent and other overhead expenses associated with our leased facility that expired in May 2008, and a decrease in costs associated with recruiting additional members to our board of directors in 2007.

     As a result of the restructuring announced subsequent to the period ended September 30, 2008, including the staff reduction, we expect our total general and administrative spending to decline in future periods while we pursue efforts to acquire or in-license additional development assets. If we are successful in our efforts to acquire or in-license new development assets, we expect general and administrative spending levels to increase in connection with the changing needs of the company.

Impairment loss related to long-lived assets

			Percentage			Percentage
	Three Months Ended		decrease	Nine Months Ended		decrease
	September 30,		over prior	September 30,		over prior
	2008	2007	year	2008	2007	year
(In thousands, except percentages)
Impairment loss related to long-lived assets	$-	$-	n/a	$(274)	$-	n/a

     The credit recorded to impairment loss related to long-lived assets for the nine-month period ended September 30, 2008, reflects the settlement of our asset retirement obligation for an amount below the carrying value of the accrued liability.

In-license fees

			Percentage			Percentage
	Three Months Ended		increase	Nine Months Ended		increase
	September 30,		over prior	September 30,		over prior
	2008	2007	year	2008	2007	year
(In thousands, except percentages)
In-license fees	$2,500	$0	n/a	$2,500	$0	n/a

     In-license fees for the three and nine months ended September 30, 2008 represent amounts paid to Sanochemia upon the timely achievement of a development-based milestone for the development of a proprietary, purer form of AV650. There were no in-license fees incurred in 2007.

     On October 28, 2008, subsequent to the end of the quarter ended September 30, 2008, we notified Sanochemia of our intent to terminate the agreement under which such in-license fees were incurred. As a result, we do not expect to incur any future in-license fees associated with this agreement.

Interest income

			Percentage			Percentage
	Three Months Ended		decrease	Nine Months Ended		decrease
	September 30,		over prior	September 30,		over prior
	2008	2007	year	2008	2007	year
(In thousands, except percentages)
Interest income	$594	$1,111	(47%)	$2,289	$2,946	(22%)

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The decreases in interest income for the three- and nine-month periods ended September 30, 2008, as compared to the same periods in 2007, were primarily due to the decrease in our outstanding interest-bearing cash and securities balances, due to the use of such resources to fund our on-going operations, as well as the general decline in market interest rates.

Sublease income

			Percentage			Percentage
	Three Months Ended		decrease	Nine Months Ended		decrease
	September 30,		over prior	September 30,		over prior
	2008	2007	year	2008	2007	year
(In thousands, except percentages)
Sublease income	$97	$192	(49%)	$270	$523	(48%)

     During the three- and nine-month periods ended September 30, 2008, we subleased portions of our aggregate facilities in two buildings which totaled up to 31,750 square feet at any given time, to as many as four separate corporate tenants not affiliated with Avigen. In 2008, one tenant defaulted on sublease payments for 15,250 square feet that we deemed to be uncollectible and therefore did not recognize any sublease income from that tenant in 2008. In addition, on May 31, 2008, a second tenant’s sublease for approximately 2,100 square feet expired in connection with the expiration of our underlying 1201 building lease. As a result of these events, our total sublease income for the three- and nine-month periods ended September 30, 2008, decreased by $95,000 and $253,000, respectively, compared to the same periods in 2007.

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

Liquidity and Capital Resources

     Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Between May 1996, the date of our initial public offering, and September 30, 2008, we raised $236 million from private placements and public offerings of our common stock and warrants to purchase our common stock.

     We have attempted to contain costs and reduce cash flow by renting facilities, subleasing facilities no longer critical to our future operations, contracting with third parties to conduct research and development and using consultants, where appropriate. In November 2008, we announced a significant restructuring, resulting in a staff reduction, which is intended to significantly reduce our future expenses and preserve our financial resources while we reassess our strategic options. We expect to incur future expenses in connection with efforts to identify opportunities to acquire new development assets, however, we expect these future expenses to be significantly below spending levels related to our previous research and development activities, including our efforts to develop, manufacture, and commercialize our current drug candidates. We do not intend to initiate Phase 2 clinical trials for AV411 for neuropathic pain without a partner. We do expect to continue to incur substantial additional expenses relating to the filing, prosecution, maintenance, defense and enforcement of patent and other intellectual property claims.

     At September 30, 2008, we had cash, cash equivalents, available-for-sale securities, and restricted investments, of approximately $56.4 million, compared to approximately $78.1 million at December 31, 2007. At September 30, 2008 and December 31, 2007, the portion of our investment portfolio pledged as collateral, which we refer to as restricted investments, includes $7.0 million for outstanding borrowings against our credit facility and approximately $2.0 million and $2.4 million, respectively, for letters of credit which serve as security deposits on our building leases. The classification of $36,000 and $428,000, respectively, of these restricted investments as current assets at September 30, 2008 and December 31, 2007 results from the classification of the underlying building lease liability that expired in May 2008, as a current liability. The classification of $9.0 million of these restricted investments as non-current assets at both September 30, 2008 and December 31, 2007 results from the classification of our related loan payable that is due in November 2009, and the underlying building lease liability that expires in November 2010, as long-term liabilities. The reduction of $392,000 in total restricted investments between September 30, 2008 and December 31, 2007 was the result of: (1) the settlement of our asset retirement obligation for $210,000, and (2) the decrease in our security obligation by $182,000 as a result of the lease amendment that reduced the rentable space on our building lease that expired in May 2008. The cancellation of an equivalent portion of our letter of credit removed the need for the pledged investments. We do not consider our restricted investments a current source of additional liquidity.

     As of September 30, 2008, our commitments under leases and other obligations, net of scheduled cost recoveries under sublease agreements, were not materially different from that reported as of December 31, 2007. As of December 31, 2007, we had net commitments under leases and other obligations totaling approximately $20.8 million, payable in varying amounts over more than five years, as more fully described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008. In November 2008, we notified the landlord of our building lease for 4,834 square feet of lab space at 1201 Harbor Bay Parkway, of our intent to exercise our termination rights and accelerate the expiration date on the remaining lease term to 240 days.

     Operating Activities. Net cash used in operating activities was $21.2 million and $14.8 million during the nine months ended September 30, 2008 and 2007, respectively. Net cash used in operating activities during these periods were primarily used to support our clinical research and development activities, including non-clinical studies and clinical trials performed by third parties. The remainder of the cash used in operating activities during these periods was primarily used to support our internal research and development activities, and general and administrative expenses. The level of cash used in operating activities during the nine months ended September 30, 2008 was in line with management’s expectations.

     Investing and Financing Activities. Net cash provided by investing activities and financing activities during the nine months ended September 30, 2008 was $28.5 million and $261,000, respectively. Net cash used in investing activities and provided by financing activities during the nine months ended September 30, 2007 was $11.5 million and $28.9 million, respectively. The cash provided by or used in investing activities during each of these periods consisted primarily of maturities of available-for-sale securities, net of purchases. The cash provided by financing activities during each of these periods consisted primarily of proceeds from the issuance of common stock in connection with the underwritten offering in 2007 and the exercise of stock options in both periods.

     We believe that by keeping our staff level low and relying on a business model that allows us to leverage efficiencies through out-sourced service providers, our financial resources as of September 30, 2008, after considering our anticipated decrease in spending as a result of the restructuring and staff reduction announced on November 3, 2008, will be adequate to fund our operating needs for approximately four years. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. Our future operating and capital requirements will depend on many factors, including:

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

     If we are unable to partner with third parties to develop our product candidates and obtain regulatory approval, or monetize existing development assets, we will need to obtain additional funding before we will be able to obtain regulatory approval to market our product candidates. The U.S. capital markets have recently experienced significant volatility, compounded by the risk of a U.S. or global recession, which is expected to impair issuers’ ability to raise capital in the near term. In addition, the substantial reduction in the availability of credit increases the risk that traditional credit facilities may not be available or may not be available on favorable terms. We cannot assure our investors that we will be able to enter into financing arrangements on acceptable terms or at all. Without additional funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, and we may be required to enter into collaborative arrangements at an earlier stage of development on less favorable terms than we would otherwise elect. If we require additional capital that we are unable to obtain on favorable terms, it may adversely affect our ability to operate as a going concern.

Risks Related to Our Business

Our AV650 product candidate did not meet its primary endpoint, which has resulted in a drastic decrease in the price of our common stock and change in our company

     In October 2008 we announced that the top-line data from our AV650 trial for the treatment of spasticity in patients with multiple sclerosis did not meet its primary endpoint, as a result of which we have discontinued all AV650-related activities. In connection with this decision, we have initiated a significant restructuring, including a staff reduction of over 70 percent of our total workforce. This restructuring and staff reduction is aimed at preserving cash and reassessing our strategic opportunities, including the continued development of our AV411 product candidate and other opportunities. Our current plans are focused on monetizing our existing development assets through development partnerships or sales of assets. We also intend to acquire through in-license or purchase, other products we believe we can develop to meaningful value inflection points. However, we are still reviewing strategic opportunies and the future operations of our company is uncertain. In addition, as we have not previously operated in the scaled-down form that we have just begun, we may not be able to reduce spending to the level that we predict, or to retain the personnel that we need to retain to preserve our product knowledge.

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of September 30, 2008, we had an accumulated deficit of $244.9 million. Developing new compounds will require significant additional research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire and complete development of proposed products, and to obtain required regulatory approvals and manufacture and market our approved products directly or through business partners.

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

We expect to depend on third parties to manufacture compounds for our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our business, financial condition and results of operations could be harmed

     We intend to use third parties to manufacture active pharmaceutical ingredients and supplies for our product candidates. For example, prior to the termination of our agreement with Sanochemia, we relied entirely on Sanochemia to manufacture and supply to us AV650 for both clinical and commercial supply through an exclusive arrangement with them for this. We have no experience in manufacturing small molecule compounds and do not have any manufacturing facilities. If we are unable to enter into supply and processing contracts with third party manufacturers or processors for our other product candidates, or even if we are able to enter into supply and processing contracts, if such other manufacturers or processors are unable to or do not satisfy our requirements, or if disputes arise between us and our suppliers, we may experience a supply interruption and we may incur additional cost and delay in the clinical development or commercialization of our products. If we are required to find an additional or alternative source of supply, there may be additional cost and delay in the development or commercialization of our products. For any future exclusive supply contracts for our full requirements, we will be particularly reliant on our suppliers. Additionally, the FDA inspects all commercial manufacturing facilities before approving a New Drug Application for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass the FDA inspection, our clinical trials, the potential approval and eventual commercialization of our products may be delayed.

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

We may need to secure additional financing to acquire and complete the development and commercialization of our products

     At September 30, 2008 we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $56.4 million. We do not intend to initiate Phase 2 clinical trials for AV411 for neuropathic pain without a partner. We anticipate that our existing capital resources as of September 30, 2008, after considering our anticipated decrease in spending as a result of the restructuring and staff reduction announced on November 3, 2008, will be adequate to fund our operating needs for approximately four years. However, beyond that, or earlier if we are successful in acquiring additional product candidates or pursuing additional indications for compounds in our portfolio, we may require additional funding to complete the research and development activities necessary to fully develop and commercialize such products. Our future capital requirements will depend on many factors, including:

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

     If we are unable to partner with third parties to develop our product candidates and obtain regulatory approval, or monetize existing development assets, we will need to obtain additional funding before we will be able to obtain regulatory approval to market our product candidates. The U.S. capital markets have recently experienced significant volatility, compounded by the risk of a U.S. or global recession, which is expected to impair issuers’ ability to raise capital in the near term. In addition, the substantial reduction in the availability of credit increases the risk that traditional credit facilities may not be available or may not be available on favorable terms. We cannot assure our investors that we will be able to enter into financing arrangements on acceptable terms or at all. Without additional funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, and we may be required to enter into collaborative arrangements at an earlier stage of development on less favorable terms than we would otherwise elect. If we require additional capital that we are unable to obtain on favorable terms, it may adversely affect our ability to operate as a going concern.

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

We may not currently have adequate personnel to successfully develop and commercialize our product candidates and we may be unable to attract and retain the qualified employees, consultants and advisors we need to be successful

     In November 2008, we announced a significant restructuring, including a reduction in force, aimed at preserving cash and reassessing strategic opportunities. In connection with this reduction in force, we intend to eliminate approximately 27 positions, or 70 percent of our workforce, thereby reducing our total staff to approximately 10 employees. As a result, although we have retained certain key members of our senior management and scientific staff, we may not have adequate personnel to monetize and out-license our current assets or perform additional research and development efforts, or develop and commercialize any of our products. Our ability to recruit and retain qualified scientific, technical and managerial personnel, if needed, may be negatively impacted as a result of our response to the negative results and subsequent termination of our AV650 program. In addition, biotechnology and pharmaceutical personnel with these skills are in high demand. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people can be high.

     We also have historically relied on consultants and advisors to assist us in formulating our research and development strategies. A majority of these scientific advisors have been engaged by us on a consulting basis and may be employed on a full-time basis by others. We have limited control over the activities of these scientific collaborators which often limit their availability to us. Failure of any of these persons to devote sufficient time and resources to our programs could delay our progress and harm our business. In addition, some of these collaborators may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.

As a result of our restructuring and staff reduction, we may be unable to report our financial results in a timely manner or maintain adequate internal control over financial reporting

     In November 2008, we initiated a significant restructuring, including a staff reduction of over 70 percent of our total workforce, aimed at preserving cash and reassessing our strategic opportunities.  While we have planned for an orderly transition, there can be no assurance that the transition will be done without causing errors, delays or inefficiencies.   Further, while we believe that we have retained adequate staff to properly maintain our accounting and finance function, if we fail to staff our accounting and finance function adequately or maintain adequate internal control over financial reporting, we may be unable to report our financial results accurately or in a timely manner and our business, results of operations and financial condition may suffer.

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

Prior to 2006, our research and development activities were primarily focused on gene delivery products, which raises uncertainty about our ability to develop and commercialize more conventional small molecule product candidates effectively

     We have limited experience in developing or commercializing conventional small molecule product candidates. If we are unable to effectively develop any of the products in our development portfolio or any new products we in-license or acquire, it would significantly reduce our ability to create commercial opportunities for such products. In October 2008, we announced that the top-line data from our AV650 trial for the treatment of spasticity in patients with multiple sclerosis did not meet its primary endpoint, as a result of which we have discontinued all AV650-related activities.

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

     Some of our product candidates use active compounds that do not have composition-of-matter patent protection. For example, in our AV411 program, the composition-of-matter patent on the active compound has expired. We have filed and own patent applications on the use of AV411 for the indications for which we are developing the product, rather than more traditional composition-of-matter patent claims on the active ingredient itself. However, we cannot assure you that these patent applications, even if they one day issue as patents, will effectively prevent others from marketing the same drug for the indications currently claimed by our patent applications. We are aware that Medicinova is conducting preclinical studies and clinical trials for a product that contains the active compound contained in our AV411 product for use with multiple sclerosis.

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

We may not be able to patent some formulations of our products in development and may not be able to obtain adequate protection under the Hatch-Waxman Act to prevent generics from copying our product candidates

      We have some products in development, including AV411, that are molecules that are in the public domain. While we are working to obtain patent protection for our formulations, manufacturing processes, and uses of these molecules, there is no guarantee that we will be able to do so. In cases where no patent protection can be obtained, limited regulatory exclusivity providing protection against generic competition can be obtained under the Hatch-Waxman Act if we are the first to obtain regulatory approval to market these compounds in the U.S. There is no guarantee that we will be able to do so. For example, Medicinova is conducting preclinical studies and clinical trials for a product that contains the active compound contained in our AV411 product for use with multiple sclerosis, and if Medicinova is able to obtain “new chemical entity” designation for this compound, it would limit the extent of the protection we might otherwise be able to obtain against generic competition under the Hatch-Waxman Act for AV411. Biotechnology or pharmaceutical companies with greater financial and personnel resources may be able to obtain regulatory approval to market one or more of these compounds prior to our obtaining such approval. Failure to obtain patent protection or regulatory exclusivity will adversely impact our ability to commercialize our products and realize a positive return on our investment.

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

If we do not fulfill our obligations under our in-license agreements, we may not be able to retain our rights under those agreements and may be forced to cease our activities with the affected product candidate or technology

     We have entered, and expect to continue to enter, into license agreements with third parties for technologies related to our product development programs. Typically, we have obligations under these agreements to diligently pursue commercialization of products using the technologies licensed to us, among other obligations including payment, patent prosecution, information-sharing and licensing obligations. If we fail to fulfill our obligations under these agreements and fail to obtain a waiver of any material failure to fulfill such obligations, the licensor may terminate these license agreements. Termination of any of our license agreements could harm our business and force us to cease our activities with the affected product candidate or technology.

     Similarly, if disputes arise between us and our licensors, our rights to the licensed product candidates and technologies could be threatened. In addition, any such dispute could harm us through taking our management’s time and attention to resolve the dispute.

Risks Related to Our Stock

Our stock price is volatile, and as a result investing in our common stock is very risky

     From January 1, 2006 to September 30, 2008, our stock price has fluctuated between a range of $2.37 and $7.44 per share. In October 2008, following our announcement that the top-line data from our AV650 trial for the treatment of spasticity in patients with multiple sclerosis did not meet its primary endpoint, our stock price fell to a low of $0.51 per share. We believe that various factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

  technological innovations or regulatory approvals;

  results of clinical trials;

  new products by us or our competitors;

  developments or disputes concerning patents or proprietary rights;

  achievement or failure to achieve some developmental milestones, such as the failure of AV650 to meet its primary endpoint;

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

     In addition, in recent years, the stock market in general, and the shares of biotechnology and health care companies in particular, have experienced extreme price fluctuations. The recent volatility in the U.S. capital markets and the risk of a U.S. or global recession has further compounded this risk. These broad market and industry fluctuations may cause the market price of our common stock to decline dramatically.

Our current stock price is below the $1.00 Nasdaq minimum bid and we could be at risk of a delisting of our shares in the future, as well as securities litigation

     Our stock price fell from a close of $3.30 per share on October 20, 2008 to a close of $0.62 per share on October 21, 2008, as a result of our announcement of our discontinuation of our AV650 program, and continued to trade below $1.00 per share as of November 7, 2008.  Although we are currently in compliance with NASDAQ rules because our stock has not traded at less than $1.00 for 30 consecutive days (and the minimum bid price rule has been temporarily suspended), if our stock continues to trade at less than $1.00 we could receive notice of possible delisting when the rule is reinstated in January 2009.  If we do not take steps to increase our share price, or if any steps we undertake are not successful in raising our stock price, our shares could be delisted from Nasdaq.  In addition, securities class action litigation has often been brought against companies following a significant decline in the market price of their securities. We may in the future be the target of similar litigation. In addition, since the significant decline in our stock price Avigen has been contacted by a major shareholder requesting that our Board of Directors vote to dissolve the corporation and return remaining cash assets to the shareholders. If we fail to take such action, this or other shareholders may attempt to compel a dissolution of the corporation through litigation or some other means. Securities or other litigation could result in substantial costs and divert management’s attention and resources, which could harm our business, operating results and financial conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008, have not changed significantly. We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their September 30, 2008 levels, we estimate that the fair value of our securities portfolio would decline by approximately $359,000 compared to our estimated exposure of $684,000 at December 31, 2007, primarily due to the reduction in size of our overall portfolio.

     Our long-term debt includes $7.0 million in borrowings under our credit facility that expires in November 2009. Interest charged on the borrowing is based on LIBOR and is reset in three- and nine-month increments based on the date of each original drawdown. As of September 30, 2008, the average annual rate of interest charged on the borrowings was approximately 3.25% compared to 5.81% as of December 31, 2007.

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of September 30, 2008. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

          Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

     Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 1A. Risk Factors

     We include in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” a description of risk factors related to our business, our intellectual property and our stock in order to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. We do not claim that the risks and uncertainties set forth in that section are all of the risks and uncertainties facing our business, but do believe that they reflect the more important ones.

     In October 2008 we announced that the top-line data from our AV650 trial for the treatment of spasticity in patients with multiple sclerosis did not meet its primary endpoint. We believe this has significantly changed our risk profile, including the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008. We have updated these risk factors in Part I, Item 2 in this Quarterly Report on Form 10-Q to include financial information as of September 30, 2008 and to take into account these recent developments.

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

AVIGEN, INC.

Date: November 7, 2008	By:	/s/ KENNETH G. CHAHINE
Kenneth G. Chahine
Chief Executive Officer and President

Date: November 7, 2008	By:	/s/ ANDREW A. SAUTER
Andrew A. Sauter
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibits
2	.1(5)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
3	.1(1)	Amended and Restated Certificate of Incorporation
3	.1.1(2)	Certificate of Amendment to Certificate of Incorporation
3	.1.2(3)	Certificate of Amendment to Certificate of Incorporation
3	.2(6)	Restated Bylaws of the Registrant
4	.1(1)	Specimen Common Stock Certificate
31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	.1(4)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC on February 13, 2001 (Commission File No. 000-28272).

(3)	Incorporated by reference from such document filed as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on June 26, 2007 (Commission File No. 000-28272).

(4)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 8, 2007 (Commission File No. 000-28272).