Form 10-K
period 2008-12-31
AVIGEN INC \DE
filed 2009-03-16
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-K
___________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(510) 748-7150
(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

Preferred Share Purchase Rights
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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $85,900,000 based upon the closing sale price of the registrant’s Common Stock as reported on the NASDAQ Global Market on such date. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares held by all other stockholders have not been excluded, as no other stockholder held a percentage of the registrant’s outstanding Common Stock that the registrant believes is necessary to exercise control over the registrant, nor has any other stockholder otherwise exhibited any ability to exercise control over the registrant.

     The number of outstanding shares of the registrant’s Common Stock as of March 6, 2009, was 29,769,115 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

  our expectations regarding considering strategic opportunities that may include a favorable merger and acquisition transaction that could increase value for stockholders;

  the potential of our product development programs, including AV411 for neuropathic pain, opioid withdrawal, methamphetamine addiction, and other indications;

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

PART I

Item 1. Business

Overview

     Avigen is a biopharmaceutical company that has focused on identifying and developing differentiated products to treat patients with serious disorders. Our strategy is to conceive or acquire and develop opportunities that represent a positive return to Avigen’s stockholders. Our current potential product is AV411, a glial attenuator, for neuropathic pain and opioid withdrawal and methamphetamine addiction.

     Prior to October 2008, we had been developing a product candidate, AV650, for the treatment of spasticity associated with multiple sclerosis. In that month, we announced that top-line data from a Phase 2b clinical trial of AV650 (tolperisone HCl) did not achieve statistical significance on its primary endpoint or most secondary endpoints. There were no safety issues. We believe that the trial was adequately powered and all statistical parameters were in line with expectations. Based on these results, we terminated the AV650 program and initiated a restructuring to immediately reduce our expenses and preserve our remaining financial resources in order to evaluate other strategic opportunities.

     Subsequent to the termination of our AV650 program, we quickly completed the restructuring, which included a significant staff reduction and closure of portions of our leased facilities, and received $7.1 million for the sale of our early-stage AV513 program to Baxter Healthcare Corporation.

     In January 2009, we engaged independent strategic advisors to oversee an orderly and competitive process to review merger and acquisition opportunities and to assist in the monetization of our AV411 program. We believe that the strength of our financial position may allow us to enter into a favorable merger and acquisition transaction which could lead to increased value for our stockholders. In reviewing potential transactions, we place the most value on the following criteria: short time to commercialization and self-sustaining cash flow; product differentiation; lower commercial and regulatory risks; capital needs; strong intellectual property; and experienced management team. If at any point during the review, it becomes evident to our Board that a favorable transaction is unlikely, we intend to continue to consider all other strategic options, including monetizing the remaining company assets, selling the company, or a full or partial distribution of cash to stockholders.

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

Products in Development

AV411 - Neuropathic pain, opioid withdrawal and methamphetamine addiction

     The AV411 portfolio, which includes the phase 2-stage lead drug compound and proprietary analogs, represents novel, first-in-class, non-opioid drugs for the treatment of several large pain and drug addiction indications. AV411 is a first-in-class, orally bioavailable small molecule, a glial attenuator that suppresses pro-inflammatory cytokines IL-1 beta, TNF alpha, and IL-6, and may upregulate the anti-inflammatory cytokine IL-10. It has additionally been shown to be a toll-like receptor 4 (TLR4) functional antagonist that may contribute to its attenuation of neuroinflammation. While considered a New Molecular Entity (NME) in the United States and Europe, it involves redirection of an approved drug, ibudilast, that was first approved in Japan more than 15 years ago. Ibudilast has been prescribed to over one million patients for a different indication and has a good post-marketing safety profile as reported in nearly 15,000 patients studied at the prescribed doses.

     Based on its research, Avigen has filed for patents protecting multiple uses of AV411 in neurological conditions, as well as for patents on AV411 analogs which the company believes have the potential to be effective second generation molecules. As NMEs, AV411 and its analogs are additionally entitled to five years of marketing exclusivity from launch in the U.S. under Hatch-Waxman provisions and up to 10 years of exclusivity in the European Union.

     Neuropathic pain: Glial activation in the brain and spinal cord contribute to the establishment and amplification of the chronic pain state. As part of our program investigating glial attenuation as a novel approach to the treatment of neuropathic pain, we conceived and demonstrated that AV411 (ibudilast) was efficacious in preclinical models of neuropathic pain and may be effective in a wide range of neuropathic pain syndromes including neuropathy, post-herpetic neuralgia, HIV neuropathy, radiculopathy, spinal cord injury and chemotherapy-induced neuropathy. While ibudilast was initially developed as a non-selective phosphodiesterase (PDE) inhibitor for the treatment of bronchial asthma, its efficacy in some neuropathic pain models appears to be independent of this activity and yet still linked to glial attenuation.

     AV411 has advanced through multiple Phase 1 and 2a clinical trials in both healthy volunteers and patients for neuropathic pain and the program, under current U.S. Food and Drug Administration standards, is able to enter Phase 2 development for pain in the United States based on completed Avigen preclinical and clinical development.

     Opioid withdrawal: AV411 is currently in a Phase 1b/2a clinical trial funded by the National Institute on Drug Abuse (NIDA) and conducted at Columbia University by leading specialists in the study and treatment of substance abuse. AV411 and analogs have been shown in preclinical models of opioid (morphine or oxycodone) withdrawal to significantly reduce withdrawal symptoms. Moreover, AV411 attenuates both behavioral and neurochemical markers of opioid reward. AV411 and analogs are differentiated from other drug candidates in clinical trials that may demonstrate similar effects, in that AV411 and analogs are not narcotics and do not, themselves, provide reward or “reinforcement” in behavioral models of dependence. Thus, while current therapies involve substitution of one opioid for another (e.g. methadone for heroin), AV411 represents a novel, non-opioid, approach for the treatment of opioid withdrawal and dependence.

     Methamphetamine addiction: In collaborative studies with NIDA, AV411 has demonstrated utility in methamphetamine relapse in animals which is being translated to a NIDA-funded exploratory clinical trial with UCLA investigators in 2009.

     Other indications: cancer chemotherapeutic-induced neuropathy. In connection with our development program, we have observed efficacy of AV411 in preclinical pain models for chemotherapeutic-induced neuropathy, a disease affecting the nervous system. Our research suggests that AV411 may allow oncologists to extend current treatment limits of chemotherapy that often result due to the development of painful sensitivities by their patients.

Sale of AV513 Program

     AV513 was being developed as an oral therapy for the treatment of bleeding disorders. AV513 is a botanical drug based on a carbohydrate molecule which is extracted from sea algae and has a good human safety profile as documented by others. In December 2008, we completed a sale of our early-stage AV513 program to Baxter Healthcare Corporation and received $7.1 million.

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

Research and Development Expenses

     We incurred research and development expenses of approximately $23.6 million, $20.7 million, and $15.2 million in 2008, 2007, and 2006, respectively. During these years, we did not receive any reimbursements from governmental or other research grants or any other third parties to offset our expenses. As of December 31, 2008, we were party to one collaborative agreement with the University of Colorado, under which we received partial reimbursement for some research and development expenses in 2007 under a grant by the National Institutes of Health. We do not expect future reimbursements under this agreement to have a material impact on our financial statements.

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

     As we review potential strategic opportunities, we will continue to evaluate opportunities as favorable that demonstrate an ability to leverage strategic relationships such as additional research and development or manufacturing and supply agreements. We are also seeking to license out development and marketing rights to AV411 and our other existing products. We have built strategic relationships with recognized scientists, clinicians and opinion leaders in the fields that AV411 address and we believe these relationships, including our research relationship with the University of Colorado, enhance the potential of our AV411 product candidates. If we acquire access to new products or identify new development opportunities for our compounds, including through strategic relationships, we may seek to fund such transactions with the issuance of additional equity securities, which may further dilute our existing stockholders.

Competition

     Pharmaceutical drug development is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, engage in activities similar to our activities. Many of the companies we compete with have substantially greater financial and other resources and larger research and development and clinical and regulatory affairs staffs. We expect our potential products, if approved, will face competition from both branded pharmaceuticals and generic compounds and may include other drug development technologies, other methods for preventing or reducing the incidence of disease, including vaccines, and other classes of therapeutic agents. In addition, colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed. We also must compete with these institutions in recruiting highly qualified scientific personnel. Some of our competitors’ products and technologies are in direct competition with ours. In addition, we are aware that physicians may utilize other products in an off-label manner for the treatment of disorders we attempt to target.

     Neuropathic Pain. Therapies for chronic pain range from over-the-counter compounds, such as aspirin, to opioids, such as morphine. We anticipate that our products will compete with other drugs that are currently prescribed by physicians, including anti-epileptics such as: gabapentin and pregabalin, marketed by Pfizer as Neurontin and Lyrica, respectively; and antidepressants, including duloxetine, marketed by Eli Lilly & Co as Cymbalta. We are aware of additional compounds for chronic neuropathic pain that are currently in development at numerous companies including Bayer, GlaxoSmithKline, Merck & Co., Inc., Novartis AG, Pfizer, Cognetix, Inc., GW Pharmaceuticals plc, Indevus Pharmaceuticals, Inc., Nastech Pharmaceutical Company Inc., Avanir Pharmaceuticals, Solace Pharmaceuticals, Pain Therapeutics, Inc., and XenoPort, Inc.

     Opioid Withdrawal and Methamphetamine Addiction. Management of opioid induced withdrawal symptoms often involve the substitution of one opioid with a longer-acting opioid, followed by a gradual reduction in the dosage of the substitute drug or the use of various medications which are not approved, but are used off-label to mitigate physical symptoms and signs of withdrawal such as benzodiazepines and/or clonidine. We anticipate that our products will compete with other drugs that are currently prescribed by physicians to treat withdrawal symptoms, including narcotics such as generic methadone and buprenorphine, marketed in the U.S. by Reckitt Benckiser Pharmaceuticals, Inc, as Suboxone (buprenorphine) and Subutex (buprenorphine + the narcotic antagonist naloxone). Limited non-narcotic drug candidates for withdrawal symptoms exist. Lofexidine, marketed in the U.K. by Britannia Pharmaceuticals as BritLofex and licensed for development in U.S. clinical trials to US WorldMeds is an alpha adrenoceptor agonist like clonidine which may have somewhat less orthostatic hypotension limitations. Importantly, the commercial potential for a new-class alternative is great as the existing buprenorphine treatments are exceeding initial sales projections and yet still carry the opioid class concerns. Besides lofexidine, we believe there are currently no other clinically-advanced nor clinical proof-of-concept enabled drug candidates that would compete with AV411 although we are aware of no more than a few other compounds potentially useful for opioid withdrawal that are in development.

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

Marketing and Sales

     We have retained rights to develop and market AV411, but do not have a marketing or sales staff. We do not currently intend to independently pursue FDA approval of AV411 or any of our other product candidates and do not intend to build a commercial capability with our current resources.

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

     As of March 1, 2009, we owned, co-owned, or held licenses to 1 issued U.S. patent which expires in 2019 and 16 pending U.S. patent applications, as well as corresponding pending non-U.S. patent applications. The patent applications are primarily related to our development portfolio of small molecule-based products and are currently directed to methods of treating various indications using AV411 and analogs.

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

     We are currently party to the following exclusive license:

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

Gene Therapy-Related Patents

     In December 2005, we transferred the intellectual property rights, including in-licenses, for our gene therapy-based products to Genzyme. Under the terms of the agreement, we assigned to Genzyme our rights to some of our gene therapy-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, some gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials. These intellectual property rights included 62 U.S. and international patents owned by us. However, if Genzyme fails to diligently pursue the commercialization and marketing of products using the assigned technology, as specified in the agreement, some of the technology we assigned could revert back to Avigen at a future date, Under the terms of the agreement, Avigen received a $12.0 million payment and could receive significant future milestone, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us.

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

Employees

     As of March 1, 2009, Avigen had 12 full-time employees, including four with Ph.D. degrees and one with an M.D. degree. Approximately four employees are involved in our research and development activities, including research, preclinical development, and clinical affairs, and eight employees are involved in general administration, finance, legal, and business development activities. None of our employees are represented by a collective bargaining agreement nor have we ever experienced a work stoppage. We believe that our relationship with our employees is good.

Revenues

     Our revenues in 2008 and 2006 were $7.1 million and $0.1 million, respectively. No revenues were recognized in 2007. Revenue for 2008 represented income from the sale of the rights to our early stage blood coagulation compound, AV513, to Baxter. Revenue for 2006 represented income from our participation with the University of Colorado on a grant that was funded by the National Institutes of Health. All of our revenues were from companies located in the United States, and all of our long-lived assets are located in the United States. See “Item 8. Financial Statements and Supplementary Data” for more information regarding our financial performance.

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

Item 1A. Risk Factors

     This section briefly discusses some risks that should be considered by stockholders and prospective investors in Avigen. Many of these risks are discussed in other contexts in other sections of this report. As discussed in the first risk factor below, we are exploring strategic alternatives, which include a potential sale of the company or a potential dissolution of the company. Many of the risk factors below address risks that we may face if we continue as a company, but would not be a risk if we were to determine to dissolve the company.

Risks Related to Our Business

Our company is in a transition phase, and so the future of our company is uncertain

     In October 2008 we terminated our lead product candidate, AV650, when the trial for that product candidate did not meet its primary endpoint. We quickly downsized our company, including a staff reduction of over 70 percent of our total workforce, and sold the rights to our early stage AV513 program. As a result, our only current clinical stage product candidate is AV411. We have engaged independent strategic advisors to oversee an orderly and competitive process to review merger and acquisition opportunities and to assist in the monetization of our AV411 program. If at any point during the review, it becomes evident to our Board that a favorable transaction is unlikely, we intend to continue to consider all other strategic options, including monetizing the remaining company assets, selling the company, or a full or partial distribution of cash to stockholders. Consequently, within the next year, we expect to either, acquire another company and begin developing a new product or products, sell the company, or distribute our cash and wind up. Any of these three events is a realistic possibility.

If we are able to enhance our existing pipeline of product candidates through the acquisition of additional development candidates, we may expose ourselves to new risks that were not identified prior to negotiating the acquisition agreement that may prevent us from successfully developing or commercializing our product candidates

     Even if we are able to acquire potential products, we may fail to identify risks during our due diligence efforts, or new risks may arise later in the development process of our product candidates, that we may be unable to adequately address. If we are unable to address such previously unidentified risks in a timely manner, we will have paid too much for the acquisition of the potential product, and our business and results of operations will be harmed.

If we acquire another company or product and we are not able to integrate them with our business, or we do not realize the anticipated goals for such a transaction, our business would be harmed.

     We are investigating the possible acquisition of another company or product. We only have limited experience in doing so, and for any such company or product that we successfully acquire, we will be exposed to a number of risks, including:

  we may find that we overpaid for the company or product;

  we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;

  our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

  we may encounter difficulty entering and competing in new product markets; and

  we may experience significant problems or liabilities associated with product quality, technology and legal contingencies relating to the acquired business or technology, such as intellectual property or employment matters.

     We expect that any such acquisition will be by an issuance of shares of our common stock, in which case our existing stockholders would be diluted. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs, such as of acquired in-process research and development costs, and restructuring charges.

We expect to continue to operate at a loss and we may never achieve profitability

     Since our inception in 1992, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. To date, we have been engaged in research and development activities and have not generated any revenues from product sales. As of December 31, 2008, we had an accumulated deficit of $245.8 million. If we continue as a company, developing new compounds will require significant additional research and development activities, including preclinical testing and clinical trials, and regulatory approval. We expect that these activities, together with our general and administrative expenses, would result in operating losses for the foreseeable future. Our ability to achieve profitability will depend, in part, on our ability to successfully identify, acquire and complete development of proposed products, and to obtain required regulatory approvals and manufacture and market our approved products directly or through business partners. We are evaluating other strategic opportunities which could create additional requirements that could effect our ability to achieve profitability.

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

We expect to depend on third parties to manufacture compounds for our product candidates. If these manufacturers fail to meet our requirements and the requirements of regulatory authorities, our business, financial condition and results of operations could be harmed

     We intend to use third parties to manufacture active pharmaceutical ingredients and supplies for our product candidates. For example, prior to the termination of our agreement with Sanochemia, we relied entirely on Sanochemia to manufacture and supply to us AV650 for both clinical and commercial supply through an exclusive arrangement with them for this. We have no experience in manufacturing small molecule compounds and do not have any manufacturing facilities. If we are unable to enter into supply and processing contracts with third party manufacturers or processors for our other product candidates, or even if we are able to enter into supply and processing contracts, if manufacturers or processors are unable to or do not satisfy our requirements, or if disputes arise between us and our suppliers, we may experience a supply interruption and we may incur additional cost and delay in the clinical development or commercialization of our products. If we are required to find an additional or alternative source of supply, there may be additional cost and delay in the development or commercialization of our products. For any future exclusive supply contracts for our full requirements, we will be particularly reliant on our suppliers. Additionally, the FDA inspects all commercial manufacturing facilities before approving a New Drug Application for a drug manufactured at those sites. If any of our manufacturers or processors fails to pass the FDA inspection, our clinical trials, the potential approval and eventual commercialization of our products may be delayed.

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

We may need to secure additional financing to acquire and complete the development and commercialization of our products

     At December 31, 2008 we had cash, cash equivalents, available-for-sale securities, and restricted investments of approximately $56.8 million. We do not intend to initiate Phase 2 clinical trials for AV411 for neuropathic pain without a partner. We anticipate that our existing capital resources as of December 31, 2008, after considering our anticipated decrease in spending as a result of the restructuring and staff reduction announced on November 3, 2008, will be adequate to fund our operating needs for the foreseeable future while we evaluate other strategic opportunities. However, if we are successful entering into a merger and acquisition transaction or in acquiring additional product candidates or pursuing additional indications for compounds in our portfolio, we may require additional funding to complete the research and development activities necessary to fully develop and commercialize such products. Our future capital requirements will depend on many factors, including:

  how successful, if at all, we are at entering into a merger and acquisition transaction, acquiring additional compounds, and the nature of the consideration we pay for acquired compounds;

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

     If we are unable to partner with third parties to develop our product candidates and obtain regulatory approval, or monetize existing development assets, and we determine to continue the development of our product portfolio, we may need to obtain additional funding before we will be able to obtain regulatory approval to market our product candidates. The U.S. capital markets have recently experienced significant volatility, compounded by the risk of a U.S. or global recession, which is expected to impair issuers’ ability to raise capital in the near term. In addition, the substantial reduction in the availability of credit increases the risk that traditional credit facilities may not be available or may not be available on favorable terms. We cannot assure our investors that we will be able to enter into financing arrangements on acceptable terms or at all. Without additional funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, and we may be required to enter into collaborative arrangements at an earlier stage of development on less favorable terms than we would otherwise elect. If we require additional capital that we are unable to obtain on favorable terms, it may adversely affect our ability to operate as a going concern.

We may not currently have adequate personnel to successfully develop and commercialize our product candidates and we may be unable to attract and retain the qualified employees, consultants and advisors we need to be successful

     In November 2008, we announced a significant restructuring, including a reduction in force, aimed at preserving cash and reassessing strategic opportunities. In connection with this reduction in force, we eliminated approximately 27 positions, or 70 percent of our workforce, thereby reducing our continuing staff level to 10 employees. As a result, although we have retained certain key members of our senior management and scientific staff, we may not have adequate personnel to monetize and out-license our current assets or perform additional research and development efforts, or develop and commercialize any of our products. Our ability to recruit and retain qualified scientific, technical and managerial personnel, if needed, may be negatively impacted as a result of our response to the negative results and subsequent termination of our AV650 program. In addition, biotechnology and pharmaceutical personnel with these skills are in high demand. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people can be high.

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

We may not currently have adequate personnel to successfully maintain effective disclosure controls and procedures and internal control over financial reporting.

     Our reduction in force may impact the effectiveness of our disclosure controls and procedures and internal control over financial reporting, including certain segregation of duties and other controls to reduce the risk that a potential material misstatement of the financial statements could occur without being prevented or detected. Effective internal controls are necessary for us to provide reliable financial reports, maintain investor confidence and prevent fraud. As a result of our restructuring, we have significantly reduced our number of employees and there can be no guarantee that we will be able to retain employees with the requisite expertise to maintain an effective system of internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.  As a result, current and potential shareholders could lose confidence in our financial reporting, which could have a negative market reaction.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to report on, and requires our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. At December 31, 2008, we were compliant and have implemented an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. Accordingly, we continue to incur expenses and will devote management resources to Section 404 compliance as necessary. Further, effective internal controls and procedures are necessary for us to provide reliable financial reports. If our internal controls and procedures become ineffective, we may not be able to provide reliable financial reports, our business and operating results could be harmed and current and potential shareholders may not have confidence in our financial reporting.

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

Prior to 2006, our research and development activities were primarily focused on gene delivery products, which raises uncertainty about our ability to develop and commercialize more conventional small molecule product candidates effectively

     We have limited experience in developing or commercializing conventional small molecule product candidates. If we are unable to effectively develop any of the products in our development portfolio or any new products we acquire, it would significantly reduce our ability to create commercial opportunities for such products. In October 2008, we announced that the top-line data from our AV650 trial for the treatment of spasticity in patients with multiple sclerosis did not meet its primary endpoint, as a result of which we have discontinued all AV650-related activities.

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

We may not be able to patent some formulations of products in development and may not be able to obtain adequate protection under the Hatch-Waxman Act to prevent generics from copying our product candidates

      AV411 is a molecule in the public domain, and other products we may acquire may also be in the public domain. While we are working, and expect to work, to obtain patent protection for our formulations, manufacturing processes, and uses of these molecules, there is no guarantee that we will be able to do so. In cases where no patent protection can be obtained, limited regulatory exclusivity providing protection against generic competition can be obtained under the Hatch-Waxman Act if we are the first to obtain regulatory approval to market these compounds in the U.S. There is no guarantee that we will be able to do so. For example, Medicinova is conducting preclinical studies and clinical trials for a product that contains the active compound contained in our AV411 product for use with multiple sclerosis, and if Medicinova is able to obtain “new chemical entity” designation for this compound, it would limit the extent of the protection we might otherwise be able to obtain against generic competition under the Hatch-Waxman Act for AV411. Biotechnology or pharmaceutical companies with greater financial and personnel resources may be able to obtain regulatory approval to market one or more of these compounds prior to our obtaining such approval. Failure to obtain patent protection or regulatory exclusivity will adversely impact our ability to commercialize our products and realize a positive return on our investment.

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

Risks Related to Our Stock

Our stock price is volatile, and as a result investing in our common stock is very risky

     From January 1, 2006 to December 31, 2008, our stock price has fluctuated between a range of $0.49 and $7.44 per share. In October 2008, following our announcement that the top-line data from our AV650 trial for the treatment of spasticity in patients with multiple sclerosis did not meet its primary endpoint, our stock price fell to $0.51 per share. We believe that various factors may cause the market price of our common stock to continue to fluctuate, perhaps substantially, including announcements of:

  announcements by us regarding progress in evaluating strategic opportunities;

  developments of significant acquisitions or in relationships with corporate partners;

  announcements by significant stockholders of Avigen regarding their opinions of our Board’s business plan;

  technological innovations or regulatory approvals;

  results of clinical trials;

  new products by us or our competitors;

  developments or disputes concerning patents or proprietary rights;

  achievement or failure to achieve some developmental milestones, as was the case when AV650 failed to meet its primary endpoint;

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

Our largest stockholders may take actions that are contrary to all of our stockholders' interests

     A group of affiliated stockholders collectively hold approximately 29% of our outstanding stock. This stockholder’s interests could differ from the interests of other stockholders, and they could be in a position to affect us in a way that is detrimental to the interests of other stockholders. Sales by this stockholder of our common stock could adversely affect the market price for our stock. In addition, their actions and votes would be important, and possibly determinative, in the event we consider a transaction that requires stockholder approval or in the event a third party makes a tender offer or a hostile take-over offer for our outstanding shares. As a result, this group of stockholders may oppose a transaction that our board of directors and management submit to stockholders and believe is in all of our stockholders' best interests.

Anti-takeover effects of some of our charter provisions and Delaware law may negatively affect the ability of a potential buyer to purchase some or all of our stock at an otherwise advantageous price, which may limit the price investors are willing to pay for our common stock

     Some provisions of our charter and Delaware law may negatively affect the ability of a potential buyer to attempt a takeover of Avigen, which may have a negative effect on the price investors are willing to pay for our common stock. In addition, our Board of Directors has established a shareholder rights plan, commonly referred to as a “poison pill,” which makes it more difficult for a third party to acquire a majority of the outstanding voting stock of Avigen. In addition, our board of directors is divided into three classes, and each year on a rotating basis the directors of one class are elected for a three-year term. This provision could have the effect of making it less likely that a third party would attempt to obtain control of Avigen through Board representation. Furthermore, some other provisions of our restated certificate of incorporation may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

We may not be able to maintain our listing on The NASDAQ Global Market, which would adversely affect the price and liquidity of our common stock

     To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share. Our common stock traded as low as $0.51 per share in 2008. Under normal circumstances, companies traded on Nasdaq would receive a deficiency notice from Nasdaq if their common stock has traded below the $1.00 minimum bid price for 30 consecutive business days. Due to market conditions, however, on October 16, 2008, Nasdaq announced suspension of the enforcement of rules requiring a minimum $1.00 closing bid price, with the suspension to remain in place until Monday, April 20, 2009. If our common stock trades below the $1.00 minimum bid price for 30 consecutive business days following the end of Nasdaq’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice, we expect we would have 180 calendar days to regain compliance by having our common stock trade over the $1.00 minimum bid price for at least a 10-day period. If we were to fail to meet the minimum bid price for at least 10 consecutive days during the grace period, our common stock could be delisted. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from Nasdaq, and the delisting determination was based solely on non-compliance with the $1.00 minimum bid price, we may consider applying to transfer our common stock to The NASDAQ Capital Market provided that we satisfy all criteria for initial inclusion on such market other than the minimum bid price rule. In the event of such a transfer, the NASDAQ Marketplace Rules provide that we would have an additional 180 calendar days to comply with the minimum bid price rule while on The NASDAQ Capital Market. If our stock is delisted from The NASDAQ Global Market and The NASDAQ Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

Item 1B. Unresolved Staff Comments

     We have no unresolved written comments from the Securities and Exchange Commission.

Item 2. Properties

     We lease our facility which has approximately 67,000 square feet of laboratory and office space in a commercial neighborhood of Alameda, California under a 10-year lease that is scheduled to expire in November 2010.

     As of March 1, 2009, we had sublease agreements covering 31,100 square feet, or 46%, of the building to three separate corporate tenants not affiliated with Avigen. Each sublease agreement runs concurrent with the duration of the underlying master lease term. Under these sublease agreements, we are scheduled to receive annual sublease rental income in 2009 of approximately $0.8 million in addition to reimbursement for portions of the related facilities overhead costs which will be recorded as a reduction to our operating expenses.

     As of December 31, 2008, we also continued to lease approximately 4,800 square feet in an adjacent building under a separate lease agreement. Under the terms of this agreement, which was scheduled to expire in November 2010, we and the building owner each had a right to elect to terminate the lease at any time subject to an eight-month notification period. Effective October 31, 2008, we notified the building owner of our intention to terminate the lease and vacated the property shortly thereafter. We do not expect to have any further financial obligations in connection with this building lease after June 30, 2009.

Item 3. Legal Proceedings

     As of March 1, 2009, we were not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     Our executive officers and their respective ages and positions as of March 13, 2009, are as follows:

Name	Age	Position
Kenneth G. Chahine, J.D., Ph.D.	44	President, Chief Executive Officer and Director
Michael D. Coffee	63	Chief Business Officer
Kirk Johnson, Ph.D.	49	Vice President, Research and Development
Andrew A. Sauter	42	Chief Financial Officer
M. Christina Thomson, J.D.	38	Vice President, General Counsel and Secretary

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

     M. Christina Thomson, J.D., joined Avigen in February 2000 and was appointed Vice President, Corporate Counsel in June 2004 and General Counsel in January 2009. She has also served as our Chief Compliance Officer since March 2004 and Corporate Secretary since January 2006. Ms. Thomson is a registered patent attorney, and has managed significant growth in Avigen’s patent portfolio over the last seven years. Ms. Thomson also oversees the company’s litigation and administrative patent proceedings, as well as contract administration. Prior to joining Avigen, Ms. Thomson worked as a patent attorney with the law firm Knobbe Martens Olson & Bear LLP in Newport Beach, California, as a patent agent with Madson & Metcalf, P.C. in Salt Lake City, Utah, and as a scientist for Myriad Genetic Laboratories. Ms. Thomson holds a J.D. from the University of Utah College of Law and an M.S. in biology from the University of Utah.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock trades on the NASDAQ Global Market under the symbol “AVGN”. As of March 6, 2009, there were approximately 104 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

     We have never declared or paid any cash dividends and do not anticipate declaring or paying cash dividends in the foreseeable future.

     The following table sets forth the range of high and low sales prices for our common stock for the two most recent fiscal years.

Year ended December 31, 2007	High	Low
Quarter End 3/31/07	$7.44	$5.35
Quarter End 6/30/07	$7.10	$6.11
Quarter End 9/30/07	$6.33	$4.56
Quarter End 12/31/07	$5.55	$3.67

Year ended December 31, 2008	High	Low
Quarter End 3/31/08	$4.84	$2.52
Quarter End 6/30/08	$3.50	$2.37
Quarter End 9/30/08	$4.66	$2.65
Quarter End 12/31/08	$4.00	$0.49

     On March 6, 2009, the closing sales price of Avigen common stock was $1.00 per share.

Performance Graph

     The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2003 for (a) Avigen’s common stock, (b) the NASDAQ Composite Index, and (c) the RDG MicroCap Biotechnology Index. All values assume reinvestment of the full amount of all dividends paid by companies included in these indices and are calculated as of December 31 of each year. We have selected the RDG MicroCap Biotechnology Index as the appropriate published industry index for this comparison. The RDG MicroCap Biotechnology Index is comprised of approximately 250 publicly traded biotech companies with a market capitalization limit of $300 million. The stock price performance on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Avigen, Inc., The NASDAQ Composite Index
And The RDG MicroCap Biotechnology Index

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
Avigen, Inc.	100.00	55.35	51.44	89.64	72.16	12.90
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
RDG MicroCap Biotechnology	100.00	86.91	64.26	50.42	31.96	12.28

Item 6. Selected Financial Data

     The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and the financial statements and related notes included in Item 8 of this report.

						Period from
						October 22,
						1992
						(inception)
						through
Statement of Operations Data:	Year Ended December 31,					December 31,
(in thousands, except share and per share amounts)	2008	2007	2006	2005	2004	2008
Revenue	$7,100	$-	$103	$12,026	$2,195	$22,674

Operating expenses:
Research and development	23,607	20,681	15,219	13,775	19,344	200,787
General and administrative	8,696	8,633	8,860	8,264	8,367	86,643
Impairment loss related to
long-lived assets	139	-	450	6,130	-	6,719
In-license fees	2,500	-	3,000	-	-	10,534
Total operating expenses	34,942	29,314	27,529	28,169	27,711	304,683
Loss from operations	(27,842)	(29,314)	(27,426)	(16,143)	(25,516)	(282,009)
Interest expense	(293)	(488)	(467)	(323)	(209)	(3,951)
Interest income	2,784	3,954	3,002	1,682	1,905	38,732
Sublease income	365	703	565	67	-	1,700
Other (expense) income, net	(113)	(19)	70	21	(103)	(266)

Net loss	$(25,099)	$(25,164)	$(24,256)	$(14,696)	$(23,923)	$(245,794)

Basic and diluted net loss per
common share	$(0.84)	$(0.90)	$(1.03)	$(0.71)	$(1.17)

Shares used in basic and diluted net
loss per common share calculation	29,765,651	27,962,202	23,509,378	20,624,229	20,362,155

Balance Sheet Data:	Year Ended December 31,
(in thousands)	2008	2007	2006	2005	2004
Cash, cash equivalents, available-for-sale
securities, and restricted investments	$56,839	$78,114	$70,768	$70,388	$76,218
Working capital	45,513	67,168	59,467	59,649	63,873
Total assets	58,046	81,069	75,017	76,264	90,507
Long-term obligations	602	7,796	1,570	9,282	9,064
Deficit accumulated during development stage	(245,794)	(220,695)	(195,531)	(171,275)	(156,579)
Stockholders' equity	47,204	69,832	63,477	65,464	79,875

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for a description of our assignment of rights to Genzyme Corporation, resulting in the generation of $12.0 million of revenue in 2005 and our sale of rights to Baxter Healthcare Corporation, resulting in the generation of $7.1 million of revenue in 2008.

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

Overview

     Avigen is a biopharmaceutical company that has focused on identifying and developing differentiated products to treat patients with serious neurological and other disorders. Our strategy is to identify, acquire and develop opportunities that represent a positive return to Avigen’s stockholders. Our current potential product is AV411, a glial attenuator, for neuropathic pain and opioid withdrawal and methamphetamine addiction.

     Between January 2006 and October 2008, we were primarily focused on the development of AV650 for the treatment of spasticity and neuromuscular spasm. In January 2006, we acquired exclusive license rights from SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, or Sanochemia, to develop and commercialize proprietary formulations of the compound tolperisone, which we named AV650, for the North American market. In 2007, we initiated Phase 2 clinical trials for AV650 in the United States and Europe and in July 2008, we expanded our agreement with Sanochemia for the development of a proprietary, purer form of AV650 that was identified and supported by patent filings during our clinical development. We paid Sanochemia $3.0 million in 2006 in connection with the initial license and $2.5 million in 2008 for the achievement of a development milestone on the purer form of the compound.

     During 2007, we also expanded the scope of our clinical development activities to include a Phase 2a trial for AV411 in Australia, and a maximum-tolerable-dose trial for AV411 in the U.S. The operation of these trials and other development activities resulted in a significant increase in our operating expenses during 2007, which continued into 2008.

     In October 2008, we announced that the results of the AV650 Phase 2 clinical trial in patients with spasticity associated with multiple sclerosis did not meet its primary endpoint and we terminated the program. We also immediately terminated our agreement with Sanochemia to avoid further financial obligations to them.

     In November 2008, we announced a significant restructuring of the company aimed at preserving financial resources and reassessing strategic opportunities. This restructuring included a 70% reduction of our staff and consolidation and closure of portions of our leased facilities. While the NIDA-funded Phase 1b/2a trials for AV411 in opioid withdrawal and methamphetamine relapse will continue, we announced that it was our intention to seek a partner for the further development of AV411.

     In December 2008, we entered into an agreement with Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. (collectively "Baxter"), providing for the sale of the rights to our early stage blood coagulation compound, AV513, to Baxter. We received a cash payment of $7.1 million from Baxter as proceeds from the sale of AV513.

     As a result of the termination of the AV650 program and our subsequent restructuring, our current plans are focused on monetizing our existing development assets through development partnerships or sales of assets. We intend to seek a development partner for AV411, and do not intend to initiate Phase 2 clinical trials with AV411 for neuropathic pain without the support of a partner. We are reviewing strategic opportunities, including potential merger and acquisition transactions, which could increase stockholder value. The terms and structure of such a transaction could have a significant impact on our future sources of revenue and expense needs. Meanwhile, we expect our source of revenue, if any, for the next few years to consist of (1) payments under the Genzyme agreement, which we entered into in December 2005 and under which we assigned to Genzyme Corporation our rights to some of our gene-therapy related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, some of our gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials; and (2) collaborative arrangements with third parties, government grants, and non-gene therapy-related license fees. We have incurred losses since our inception and expect to incur additional losses over the next few years due to lack of any substantial revenue. There can be no assurance that we will enter into a merger and acquisition transaction or successfully develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenue for profitability.

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

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the commercial sale of our products in development, and we do not anticipate generating revenue from the commercialization of AV411 in the foreseeable future. Currently we have suspended development for AV411 for neuropathic pain and our ongoing clinical development for AV411 for opioid addition and withdrawal is being primarily funded by third-parties. We do not anticipate the need to obtain additional funding to support the needs of our current research and development activities. We currently expect that any expansion of our AV411 development activities will be supported through partners. However, if we are successful entering into a merger and acquisition transaction or in acquiring additional product candidates or pursuing additional indications for compounds in our portfolio, we may require additional funding to complete the research and development activities necessary to fully develop and commercialize such products.

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

     We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements. See also Note 1 in the Notes to our Financial Statements in Item 8. of this Form 10-K.

Revenue recognition

     We recognize revenue when the four basic criteria for revenue recognition as described in SEC Staff Accounting Bulletin No. 104, Revenue Recognition, are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

     We recognize non-refundable license or assignment fees, including development milestone payments associated with license or assignment agreements, for which we have no further significant performance obligations and no continuing involvement requirements related to product development, on the earlier of the dates on when the payments are received or when collection is assured. For example, in 2008, we received a $7.1 million payment under the terms of our agreement with Baxter Healthcare Corporation (see Note 10). We recognized the payment as revenue, since we concluded that as of December 31, 2008, we did not have any significant future performance obligations under the agreement.

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

     In addition, when management commits to holding individual securities until maturity in order to avoid the recognition of an other-than-temporary impairment, those securities would no longer be classified as available-for-sale. In addition, management would evaluate these securities to determine whether the security, based on the remaining duration until its scheduled maturity, should be identified as a current or long-term asset. As of December 31, 2008, management had not designated any individual securities as held-to-maturity for the purposes of avoiding an other-than-temporary impairment.

Impairment of property and equipment and asset retirement obligation

     Prior to 2003, we have invested significant amounts in construction for modifications and improvements to leased facilities we previously used for our research and development activities. Most of our spending was made to modify facilities for manufacturing, general laboratory, and other research facilities which we either no longer lease or, in connection with our November 2008 restructuring, no longer use. Management assesses whether the carrying value of long-lived assets is impaired whenever events or changes in circumstances, such as the November 2008 restructuring, indicate that the asset may not be fully recoverable. We recognize an impairment loss when the total of the estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value or appraised value, as appropriate. If we judge the value of our long-lived assets to be impaired, we write down the cost basis of the property and equipment to fair value and include the amount of the write down in our net loss. In determining whether the value of our property and equipment is impaired, management considers:

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

     The determination of whether the value of our property and equipment is impaired requires significant judgment, and could have a material impact on our balance sheet and results of operations. For example, in November 2008, in connection with the termination of our AV650 program, we determined that the scope of our research and development activities had changed and we would no longer effectively utilize approximately 12,000 square feet of general laboratories in our leased facilities we have under lease through November 2010. We determined we would maximize our potential cost savings by subleasing the properties. Based on market conditions for rental property at the time of the assessment, and our subsequent completion of a sublease agreement for the majority of the general laboratory space, we did not expect to fully recover the value invested in leasehold improvements and equipment, and reduced our net carrying value for these assets to their then current fair value, resulting in an impairment loss for the year ended December 31, 2008 of approximately $413,000. This impairment loss does not impact our cash flows and primarily represents an acceleration of depreciation charges that would have been recognized through 2009.

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

As a result of a change in estimate in December 2006, we remeasured the fair value of this contingent asset retirement obligation and recognized a liability for $450,000. In order to evaluate the sensitivity of the fair value calculations in measuring the obligation, we applied a hypothetical 10% increase to the expected future costs underlying the fair value calculation. This hypothetical increase would have caused a comparable increase in the retirement charge. The recognition of this liability would have resulted in an adjustment to the carrying value of the underlying long-lived assets. However, in June 2005, we determined that these leasehold improvements were impaired and wrote them off with a charge to our net loss. Since there was no carrying value of the underlying assets at December 31, 2006, the recognition of our asset retirement obligation resulted in an additional charge in 2006 to impairment loss related to long-lived assets. In March 2008, we amended the lease which resulted in a settlement of the obligation at an amount below the value of the liability and recorded the difference totaling $274,000 in our statement of operations as a credit to impairment loss related to long-lived assets.

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

Share-based compensation expense

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), (“FAS 123(R)”), “Share-Based Payment,” using the modified prospective transition method, and recognize share-based compensation expense based on the grant-date fair value of share-based awards in the results of our operations. For awards that were granted but not yet vested prior to January 1, 2006, we calculate the share-based compensation expense using the same estimate of grant-date fair value previously disclosed under FAS 123 in a pro forma manner. Fair value methods require management to make several assumptions, the most significant of which are the selection of a fair value model, stock price volatility and the expected average life of an option. We have available data of all grant-by-grant historical activity for stock options we have granted that we use in developing some of our assumptions. We use the Black-Scholes method to value stock options. We estimate the expected average life of options granted based on historic behavior of our option holders and we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions we use in calculating the fair value of our share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In addition, FAS 123(R) requires we estimate forfeitures at the time of grant and only recognize expense for the portion of awards that are expected to vest. Our estimate of the forfeiture rate is based on historical experience of our share-based awards that are granted, exercised and cancelled.

     If factors change and we use different assumptions for calculating fair value of our share-based awards, or if our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different in future periods.

Results of Operations

     Revenue

	Year Ended December 31,
(In thousands, except percentages)	2008	2007	2006
Revenue	$7,100	$-	$103

     Revenue in 2008 reflected income from the sale of the rights to our early stage blood coagulation compound, AV513, to Baxter. We recognized no revenue in 2007. Revenue for 2006 represented income from our participation with the University of Colorado on a grant that was funded by the National Institutes of Health.

     Research and Development Expenses

     Historically, we have maintained a small staff level and subleased portions of our leased operating facilities to reduce our overhead costs. In November 2008, we completed a significant restructuring plan to further reduce infrastructure expenses including a reduction of our staff level by approximately 70 percent. All remaining research and development activities associated with our potential products are performed with external resources to optimize the pace and cost of these activities. This is intended to preserve our financial resources, minimize our exposure to fixed costs for staff and facilities and increase our control over the strategic timing and use of all of our resources.

     Prior to the restructuring in November 2008, our research and development expenses can be divided into two primary functions: (1) costs to support research and preclinical development, and (2) costs to support preparation for and implementation of human clinical trials. Research and preclinical development costs include activities associated with general research and exploration, animal studies, non-clinical studies to support the design of human clinical trials, and in-house and independent third-party validation testing of potential acquisition or in-license drug candidates. Clinical development costs include activities associated with preparing for regulatory approvals, maintaining regulated and controlled processes, purchasing manufactured drug substances for use in human clinical trials, and supporting subject enrollment and subject administration within clinical trials.

     At December 31, 2008, the number of our staff overseeing research and development activities associated with AV411 and related compounds, was four, compared to the number of staff we employed in connection with all our research and development activities at December 31, 2007 and 2006 of 23 and 21, respectively.

     The costs associated with these two primary functions of our research and development activities during the last three years approximate the following (in thousands, except percentages):

			Percentage
	Year Ended		(decrease)	Year Ended	Percentage
	December 31,		increase 2008	December 31,	increase 2007
	2008	2007	over 2007	2006	over 2006
Research and preclinical development	$10,177	$11,004	(8%)	$10,454	5%
Clinical development	13,430	9,577	40%	4,765	101%
Total research and development expenses	$23,607	$20,681	14%	$15,219	36%

     During these years, a significant percentage of our research and development resources contributed to multiple development programs, the majority of our costs were not directly attributed to individual development programs. We based decisions regarding our project management and resource allocation primarily on interpretations of scientific data, rather than cost allocations. Our estimates of costs between research and preclinical development and clinical development activities were primarily based on staffing roles within our research and development departments. As such, costs allocated to specific projects may not necessarily reflect the actual costs of those efforts and, therefore, we do not generally evaluate actual costs-incurred information on a project-by-project basis. In addition, we are unable to estimate the future costs to complete any specific projects.

     Research and preclinical development

     We have reclassified some prior period amounts within research and preclinical, clinical development and general and administrative expenses to conform to our current period’s presentation. The reclassifications had no impact on our financial condition, results of operations, or the net cash flow from operating activities reported on our statement of cash flow.

					Percentage
			Percentage		increase
	Year Ended		(decrease)	Year Ended	(decrease)
	December 31,		2008	December 31,	2007
(In thousands, except percentages)	2008	2007	over 2007	2006	over 2006
Personnel-related	$1,957	$1,977	(1%)	$1,891	5%
Share-based compensation	516	522	(1%)	382	37%
Severance	682	-	n/a	-	n/a
External research and development	4,131	4,346	(5%)	3,954	10%
Depreciation	579	1,454	(60%)	1,075	35%
Other expenses including facilities overhead	2,312	2,805	(18%)	3,152	(11%)
Total research and preclinical development expenses	$10,177	$11,104	(8%)	$10,454	6%

     Comparison of Years Ended December 31, 2008 and 2007. The decreases in our total research and preclinical development expenses for the year ended December 31, 2008, compared to 2007, of $927,000, were primarily due to changes in costs for the following:

  lower depreciation expenses of $875,000, reflecting the acceleration of depreciation expense in 2007 in connection with a change in estimate that shortened the depreciable life for approximately $2.7 million of leasehold improvements and other assets, and the fact that almost all of our other depreciable equipment had reached their original depreciable life early in 2008, lower facilities and other allocated expenses of $493,000, primarily due to reductions in overall facilities overhead, and lower expenditures for external research and development services from third-party service providers of $215,000, primarily reflecting a decrease in costs for external animal studies associated with AV411 and AV650, partially offset by,

  severance expenses recorded in 2008 of $682,000, primarily related to the severance expense accrued in connection with the staff reduction in November 2008.

     Comparison of Years Ended December 31, 2007 and 2006. The increases in our total research and preclinical development expenses for the year ended December 31, 2007, compared to 2006, of $651,000, were primarily due to changes in costs for the following:

  higher expenditures for external research and development services from third-party service providers of $392,000, primarily reflecting an increase in costs for required long-term safety studies for AV650 and research and development activities of AV411 Analogs and AV513, partially offset by a decrease in the level of external animal studies associated with AV411, as the program transitioned into the clinical development phase in late 2006, and higher depreciation expenses of $379,000, as a result of the December 31, 2006 decrease in estimated depreciable life of some leasehold improvements,

     partially offset by,

  lower facilities and other allocated expenses of $346,000, primarily due to lower facilities overhead.

     Clinical development

			Percentage
			increase		Percentage
	Year Ended		(decrease)	Year Ended	increase
	December 31,		2008	December 31,	2007
(In thousands, except percentages)	2008	2007	over 2007	2006	Over 2006
Personnel-related	$1,648	$1,457	13%	$1,357	7%
Share-based compensation	110	170	(35%)	169	1%
Severance	478	-	n/a	-	n/a
External clinical development	10,596	7,374	44%	2,819	162%
Other expenses including facilities overhead	598	576	4%	420	37%
Total clinical development expenses	$13,430	$9,577	40%	$4,765	101%

     Comparison of Years Ended December 31, 2008 and 2007. The increase in our total clinical development expenses for the year ended December 31, 2008, compared to 2007, of $3.9 million, was primarily due to changes in costs for the following:

  higher expenditures for external clinical development services from third-party suppliers of $3.2 million, primarily reflecting the higher level of spending in 2008 for services from third-party suppliers associated with our clinical trials and drug manufacturing support for AV650, severance expenses recorded in 2008 of $478,000, primarily related to the severance expense accrued in connection with the staff reduction in November 2008, and higher personnel-related expenses of $191,000, reflecting higher average salaries in 2008, partially offset by lower staff level.

     Comparison of Years Ended December 31, 2007 and 2006. The increase in our total clinical development expenses for the year ended December 31, 2007, compared to 2006, of $4.8 million, was primarily due to changes in costs for the following:

  higher expenditures for external clinical development services from third-party suppliers of $4.6 million, associated with the ongoing support of our clinical trials for AV650 and AV411, compared to costs related to the preparation and initiation of clinical trials for AV650 and AV411 in 2006, and higher personnel-related expenses of $100,000, reflecting slightly higher staff level and higher average salaries in 2007.

     Total research and development expenses for 2008 were within management’s expectations. In October 2008, we announced that the top-line data from our AV650 trial for the treatment of spasticity in patients with multiple sclerosis did not meet its primary endpoint. As a result, we discontinued all AV650-related activities and expenses. In addition, we announced a significant restructuring and staff reduction aimed at preserving cash and reassessing strategic opportunities. As a result of this restructuring, we expect our total research and development spending to be significantly less in 2009 while we pursue efforts to acquire additional development assets. If we are successful in our efforts to acquire new development assets, our total research and development spending will likely increase to meet the development needs of the products.

     General and Administrative Expenses

			Percentage		Percentage
			(decrease)		(decrease)
	Year Ended		increase	Year Ended	increase
	December 31,		2008	December 31,	2007
(In thousands, except percentages)	2008	2007	over 2007	2006	over 2006
Personnel-related	$2,693	$3,013	(11%)	$3,166	(5%)
Share-based compensation	1,577	1,234	28%	944	31%
Severance	352	-	n/a	288	(100%)
Legal and professional fees	1,440	1,246	16%	1,194	4%
Facilities, depreciation and other allocated expenses	2,634	3,140	(16%)	3,268	(4%)
Total general and administrative expenses	$8,696	$8,633	1%	$8,860	(3%)

     Comparison of the Years Ended December 31, 2008 and 2007. The increase of $63,000 in our general and administrative expenses in 2008, compared to 2007, was primarily due to changes in costs for the following:

  severance expenses recorded in 2008 of $352,000, primarily related to the severance expense accrued in connection with the staff reduction in November 2008,

  higher non-cash expenses of $343,000, for the recognition of share-based compensation in compliance with FAS 123(R), and higher legal and professional fees of $194,000, primarily due to higher legal services associated with due-diligence and contract-related matters,

     partially offset by,

  lower facilities, depreciation and other allocated expenses of $506,000, due to decrease in costs associated with recruiting additional members to our board of directors and the reduction of rent and other overhead expenses associated with our leased facility that expired in May 2008, and lower personnel-related expenses of $320,000, reflecting lower bonus expense accrued in 2008, partially offset by higher average salaries in 2008.

     Comparison of the Years Ended December 31, 2007 and 2006. The decrease of $227,000 in our general and administrative expenses in 2007, compared to 2006, was primarily due to changes in costs for the following:

  $288,000 lower severance expenses largely associated with the resignation of an executive in January 2006,

  $153,000 lower personnel-related expenses, reflecting a slightly lower average staff level in 2007, partially offset by higher average salaries in 2007, and

  $128,000 lower facilities, depreciation and other allocated expenses, including costs associated with public relation activities,

     partially offset by,

  higher non-cash expenses of $290,000, for the recognition of share-based compensation in compliance with FAS 123(R).

     We expect our total general and administrative spending to be significantly less in 2009, despite the costs we are incurring in connection with our current proxy fight and hostile tender offer, while we pursue efforts to acquire additional development assets. If we are successful in our efforts to acquire new development assets, we expect general and administrative spending levels to increase in connection with the changing needs of the company.

     Impairment Loss Related to Long-Lived Assets

	Year Ended
	December 31,
(In thousands)	2008	2007	2006
Impairment loss related to long-lived assets	$139	$-	$450

     In connection with the settlement of our asset retirement obligation, we reduced our liability for the asset retirement obligation in March 2008 by $274,000 with a corresponding credit to impairment loss related to long-lived assets. In December 2008, as a result of the termination of our AV650 program, we ceased the use of our leased laboratory facilities and recorded an impairment charge of $413,000 to reduce the carrying value of our leasehold improvements and laboratory equipment to zero. Net impairment losses for 2008 were $139,000.

     In 2006, we recognized a contingent asset retirement obligation associated with some leasehold improvements which we determined to be impaired in 2005. Since the carrying value for these assets had been reduced to zero, the recognition of the liability resulted in an additional impairment loss related to long-lived assets in 2006.

     In-license Fees

	Year Ended
	December 31,
(In thousands)	2008	2007	2006
In-license fees	$2,500	$-	$3,000

     In August 2008, we paid Sanochemia $2.5 million upon the timely achievement of a development-based milestone for the development of a proprietary, purer form of AV650. In October 2008, we announced that the top-line data from our AV650 trial for the treatment of spasticity in patients with multiple sclerosis did not meet its primary endpoint. As a result, we discontinued all AV650-related activities and notified Sanochemia in October 2008 of our intent to terminate the agreement under which such in-license fees were incurred. We do not expect to incur any future in-license fees associated with this agreement. We did not enter into any in-license agreements in 2008.

     In January 2006, we entered into a license agreement and paid Sanochemia a fee of $3.0 million as consideration for an exclusive license to develop and commercialize proprietary formulations of the compound tolperisone, which we have named AV650, for the North American market.

     Interest Expense

	Year Ended
	December 31,
(In thousands, except percentages)	2008		2007	2006
Interest expense	$293		$488	$467
Percentage (decrease) increase over prior period	(40%	)	4%

     The decrease in our interest expense between 2008 and 2007 reflects a lower loan payable level as a result of the repayment of $1.0 million to our outstanding borrowings at the end of the year in 2007, and a decrease in the average annual rate of interest charged during this period on our line of credit.

     The increase in our interest expense between 2007 and 2006 reflects a rise in the average annual rate of interest charged during this period on our line of credit, which bears interest at a floating rate based on the London-Inter-Bank Offered Rate, and is reset in three- or six-month increments.

     Interest Income

	Year Ended
	December 31,
(In thousands, except percentages)	2008		2007	2006
Interest income	$2,784		$3,954	$3,002
Percentage (decrease) increase over prior period	(30%	)	32%

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The decrease in interest income between 2008 and 2007 was primarily due to the decrease in our outstanding interest-bearing cash and securities balances, due to the use of such resources to fund our on-going operations, as well as the general decline in market interest rates.

     The increase in interest income between 2007 and 2006 primarily reflects the higher average outstanding balance of our total portfolio, including the $28.5 million net cash proceeds from the sale of our common stock in connection with the underwritten offering in April 2007, as well as the impact of the increase in average yields earned on the portfolio. 2006 included the $19.4 million net cash proceeds from the private placement completed in May 2006.

     Sublease Income

	Year Ended
	December 31,
(In thousands)	2008	2007	2006
Sublease income	$365	$703	$565

     During 2008, we subleased portions of our aggregate facilities in two buildings which totaled up to 31,750 square feet at any given time, to as many as four separate corporate tenants not affiliated with Avigen. In 2008, one tenant defaulted on sublease payments for 15,250 square feet that we deemed to be uncollectible and therefore we did not recognize any sublease income from that tenant in 2008. In addition, on May 31, 2008, a second tenant’s sublease for approximately 2,100 square feet expired in connection with the expiration of our underlying building lease. As a result of these events, our total sublease income for 2008 decreased by $338,000, compared to 2007. Unless we are able to enter into additional sublease agreements after December 31, 2008, we expect to recognize remaining contractual, sublease income of $743,000 ratably over the remaining terms of the lease, which expires in November 2010.

Recently Issued Accounting Standards

     See Note 1, “Unaudited Interim Financial Statements - Recent Accounting Pronouncements,” in the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on us, which discussion is incorporated by reference here.

Deferred Income Tax Assets

     In accordance with FAS 109, Accounting for Income Taxes, we have calculated a deferred tax asset based on the potential future tax benefit we may be able to realize in future periods as a result of the significant tax losses experienced since our inception. The value of such deferred tax asset must be calculated using the tax rates expected to apply to the taxable income in the years in which such income occurs. Since we have no history of earnings, and cannot reliably predict when we might generate taxable income, if at all, we have recorded a valuation allowance for the full amount of our deferred tax assets. Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In 2008 and 2007, we conducted an Internal Revenue Code (IRC) Section 382 study and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations in 2008 and 2006. Utilization of our net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations after December 31, 2008.

Liquidity and Capital Resources

     Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Between May 1996, the date of our initial public offering, and December 2008, we raised $235.7 million from private placements and public offerings of our common stock and warrants to purchase our common stock.

     In December 2008, we received $7.1 million in cash proceeds from Baxter Healthcare Corporation in connection with the sale of the rights to our early stage blood coagulation compound, AV513.

     In April 2007, we sold 4.4 million shares of our common stock in an underwritten offering to selected institutional investors for total net cash proceeds of $28.5 million after deducting underwriter discounts and other issuance costs of $2.1 million.

     In May 2006, we completed a private placement of common stock with institutional investors, raising approximately $19.4 million in net cash proceeds. The transaction represented the sale of approximately 3.9 million shares of common stock at a purchase price of $5.37 per share. There were no warrants or other enhancements included in the transaction.

     In addition to funding our operations through sales of our common stock, we received payments of $12.0 million in December 2005 and $7.1 million in December 2008 from the assignment of most of our gene therapy assets to Genzyme and the sale of our AV513 program to Baxter, respectively.

     We have attempted to contain costs and reduce cash flow by renting facilities, subleasing facilities no longer critical to our future operations, contracting with third parties to conduct research and development and using consultants, where appropriate. In November 2008, we completed a significant restructuring and staff reduction intended to reduce our future expenses and preserve our financial resources while we assess strategic opportunities. We expect to incur future expenses in connection with efforts to monetize our AV411 assets and evaluate merger and acquisition proposals with independent financial advisors through an orderly and competitive review process. We do not intend to initiate Phase 2 clinical trials for AV411 for neuropathic pain without a partner. As a result, we expect expenses for 2009 to be significantly below the spending levels of recent years related to our previous research and development activities, depending on whether we pursue any of the strategic opportunities identified through our competitive review process.

     At December 31, 2008, we had cash, cash equivalents, available-for-sale securities and restricted investments, of approximately $56.8 million, compared to approximately $78.1 million at December 31, 2007. At December 31, 2008 and 2007, the portion of our investment portfolio pledged as collateral to secure some of our current and long-term liabilities, which we refer to as restricted investments, includes $7.0 million for outstanding borrowings against our credit facility and approximately $2.0 million for a letter of credit which serves as the security deposit on a building lease. At December 2007, we also had an additional $428,000 of restricted investments for a letter of credit associated with the building lease that expired in May 2008. The classification of $7.0 million of these restricted investments as current assets at December 31, 2008 results from the classification of related loan payable that is due in November 2009, as a current liability. The classification of $2.0 million of these restricted investments as non-current assets at December 31, 2008 results from the classification of our underlying building lease liability that expires in November 2010, as a long-term liability. The reduction of $392,000 in total restricted investments between 2008 and 2007 was the result of: (1) the settlement of our asset retirement obligation for $210,000, and (2) the decrease in our security obligation by $182,000 as a result of the lease amendment that reduced the rentable space on our building lease that expired in May 2008. The cancellation of an equivalent portion of our letter of credit removed the need for the pledged investments. We do not consider our restricted investments a current source of additional liquidity.

     Effective June 1, 2007, we amended the terms of our credit facility with Wells Fargo Bank to extend the repayment period on $8.0 million of outstanding borrowings until November 2009. Under the terms of the amendment, we are able to make partial or full repayments of principal at any time; however, amounts repaid cannot be re-borrowed during the term of the credit facility. In addition, Wells Fargo Bank will maintain our $2.0 million of currently outstanding standby letters of credit pursuant to the terms required under our building operating lease that expire in November 2010.

     Operating Activities. Net cash used for operating activities was $21.2 million for 2008 compared to $21.1 million for 2007. The 2008 and 2007 amounts were primarily used to support our clinical research and development activities, including non-clinical studies and clinical trials performed by third parties. The 2008 amount also includes payment of $2.5 million to Sanochemia upon the achievement of certain development-based milestones. The remainder of the cash we used in operating activities for both years was primarily used to support our internal research and development activities, and general and administrative expenses.

     Net cash used for operating activities in 2006 was $20.4 million. The 2006 amount includes the payment of $3.0 million during the year to Sanochemia in connection with our in-license agreement for AV650. The increase in the amount of cash used in 2007 compared to 2006 is primarily due to higher expenditures to support our research and development activities in 2007, including preclinical studies and clinical trials performed by third parties.

     The level of cash used in operating activities during 2008 and 2007 were in line with management’s expectations.

     Investing and Financing Activities. Net cash provided by investing activities and financing activities in 2008 was $29.9 million and $261,000, respectively. Net cash used in investing activities and provided by financing activities in 2007 was $8.4 million and $28.1 million, respectively. The cash provided by or used in investing activities in 2008 and 2007 consisted primarily of maturities of available-for-sale securities, net of purchases. The cash provided by financing activities in 2008 and 2007 consisted primarily of proceeds from the issuance of common stock in connection with the underwritten offering in 2007 and the exercise of stock options during both years.

     Net cash used in investing and provided by financing activities in 2006 was $9.7 million and $20.4 million, respectively. The cash used in investing activities consisted primarily of sales and maturities of available-for-sale securities, net of purchases. Net cash provided by financing activities consisted of proceeds from the private placement of our common stock to institutional investors in May 2006 and the exercise of stock options during the year.

     The timing of and amounts realized from the exercise of previously issued stock options and warrants are determined by the decisions of the respective option and warrant holders, and are not controlled by us. Therefore, funds received from exercises of stock options and warrants in past periods should not be considered an indication of additional funds to be received in future periods.

     The following are contractual commitments at December 31, 2008 associated with debt obligations, lease obligations and contractual commitments to fund third-party research (in thousands):

		Payments Due by Period
		Less than
Contractual Commitment	Total	1 year	1-3 years	4-5 years
Operating leases	$3,240	$1,697	$1,543	$-
Credit facility	7,000	7,000	-	-
Research funding for third-parties	1,800	1,800	-	-
Total	$12,040	$10,497	$1,543	$-

     Our credit facility is scheduled to expire on November 1, 2009, at which point a balloon payment of outstanding principal is due. The debt instrument currently bears interest at the floating prime rate, as adjusted periodically by Wells Fargo, plus a margin adjustment. As of December 31, 2008 and 2007, the average annual rate of interest charged on the borrowing was approximately 2.50% and 5.81%, respectively. Also under the terms of this agreement, we pledged a portion of our portfolio of available-for-sale securities as collateral and have identified the amount of the pledged securities as restricted investments on our balance sheets. The amount of the pledged securities is equal to the amount of utilized borrowing capacity on the credit facility. At December 31, 2008, we had borrowed $7.0 million from the credit vehicle and had reserved the remaining $2.0 million in borrowing capacity to secure a letter of credit in connection with our property lease entered into in November 2000. As a result, at December 31, 2008, we have no more borrowing capacity under this facility.

     Our current office and facility includes approximately 67,000 square feet of space leased through November 2010. Payments scheduled under our lease commitments are included in the table above under operating leases. As of March 1, 2009, we had sublease agreements covering 31,100 square feet, or 46%, of the building to three separate corporate tenants not affiliated with Avigen. Each sublease agreement runs concurrent with the duration of the underlying master lease term. Under these sublease agreements, we are scheduled to receive annual sublease rental income in 2009 of approximately $0.8 million and reimbursement for portions of the related facilities overhead costs which will be recorded as a reduction to our operating expenses.

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

     Currently we have suspended development for AV411 for neuropathic pain and our ongoing clinical development for AV411 for opioid addiction and withdrawal is being primarily funded by third-parties. We do not anticipate obtaining additional funding to support the needs of our current research and development activities. We currently expect that any expansion of our AV411 development activities will be supported through partners. However, this forward-looking statement is based upon our current plans and assumptions regarding our future operating and capital requirements, which may change. If we are successful entering into a merger and acquisition transaction or in acquiring additional product candidates or pursuing additional indications for compounds in our portfolio, we may require additional funding to complete the research and development activities necessary to fully develop and commercialize such products. Our future operating and capital requirements will depend on many factors, including:

  how successful, if at all, we are at entering into potential merger and acquisition transactions, acquiring additional compounds, and the nature of the consideration we pay for acquired compounds;

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

  competing technological developments;

  costs incurred in proxy fights and hostile tender offers from our largest stockholder;

  the cost of manufacturing our product candidates for clinical trials and sales;

  the costs of sales, marketing and commercialization activities; and

  other factors which may not be within our control.

     If we are unable to partner with third parties to develop our product candidates and obtain regulatory approval, or monetize existing development assets, and we determine to continue the development of our product portfolio, we may need to obtain additional funding before we will be able to obtain regulatory approval to market our product candidates. The U.S. capital markets have recently experienced significant volatility, compounded by the U.S. and global recession, which is expected to impair issuers’ ability to raise capital in the near term. In addition, the substantial reduction in the availability of credit increases the risk that traditional credit facilities may not be available or may not be available on favorable terms. We cannot assure our investors that we will be able to enter into financing arrangements on acceptable terms or at all. Without additional funding, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs.

Off-Balance Sheet Arrangements

     At December 31, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. We do not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose us to other market risks. None of our investments are held for trading purposes. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality issuers and highly liquid instruments with effective maturities of less than five years and an average aggregate portfolio duration of between one and three years. Our entire portfolio is classified as available-for-sale and, as of December 31, 2008 and 2007, consisted of 98% fixed-rate securities and did not include any holdings of auction rate securities.

     We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their December 31, 2008 levels, we estimate that the fair value of our securities portfolio would decline by approximately $341,000. Our estimated exposure at December 31, 2008 is lower than the estimated $684,000 exposure at December 31, 2007 primarily due to the reduction in size of our overall investment portfolio. The modeling technique used measures duration risk sensitivity to estimate the potential change in fair value arising from an immediate hypothetical shift in market rates and quantifies the ending fair market value including principal and accrued interest.

     Our long-term debt includes $7.0 million in borrowings under our credit facility that expires in November 2009. Interest is currently charged on the outstanding borrowings based on a fluctuating rate 0.75% below the Bank’s established Prime Rate in effect from time to time. As of December 31, 2008, the average annual rate of interest charged on the borrowings was approximately 2.50% compared to 5.81% as of December 31, 2007.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Report on Form 10-K. Condensed supplementary data for each of the quarters in the years ended December 31, 2008 and 2007 are set forth under Note 18 of our financial statements.

REPORT OF ODENBERG, ULLAKKO, MURANISHI & CO. LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Avigen, Inc.

     We have audited the accompanying balance sheets of Avigen, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and for the period from inception (October 22, 1992) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders' equity and cash flows for the period from inception (October 22, 1992) through December 31, 2005 were audited by other auditors. Our report, insofar as it relates to the amounts included for the period from October 22, 1992 to December 31, 2005, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Avigen, Inc. (a development stage company) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 and for the period from inception (October 22, 1992) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, on January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. Also as discussed in Note 1 to the financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avigen, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 13, 2009

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Avigen, Inc.

     We have audited the accompanying statements of operations, stockholders’ equity and cash flows of Avigen, Inc. (a development stage company) for the period from inception (October 22, 1992) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for Avigen, Inc. for the period from inception (October 22, 1992) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Palo Alto, California
March 14, 2006

     AVIGEN, INC.
(a development stage company)

BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,304	$359
Available-for-sale securities	38,499	68,327
Restricted investments	7,036	428
Accrued interest	468	717
Prepaid expenses and other current assets	446	778
Total current assets	55,753	70,609
Restricted investments	2,000	9,000
Property and equipment, net	52	1,263
Deposits and other assets	241	197
Total assets	$58,046	$81,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,019	$2,039
Accrued compensation and related expenses	1,102	879
Loan payable	7,000	-
Other current liabilities	119	523
Total current liabilities	10,240	3,441
Long-term loan payable	-	7,000
Deferred rent and other liabilities	602	796
Total liabilities	10,842	11,237
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,769,115 and 29,692,709 shares
issued and outstanding at December 31, 2008 and
December 31, 2007, respectively	30	29
Additional paid-in capital	292,611	290,147
Accumulated other comprehensive income	357	351
Deficit accumulated during development stage	(245,794)	(220,695)
Total stockholders' equity	47,204	69,832
Total liabilities and stockholders' equity	$58,046	$81,069

See accompanying notes.

AVIGEN, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)

				Period from
				October 22, 1992
				(inception)
				through
	Year Ended December 31,			December 31,
	2008	2007	2006	2008
Revenue	$7,100	$-	$103	$22,674

Operating expenses:
Research and development	23,607	20,681	15,219	200,787
General and administrative	8,696	8,633	8,860	86,643
Impairment loss related to long-lived assets	139	-	450	6,719
In-license fees	2,500	-	3,000	10,534
Total operating expenses	34,942	29,314	27,529	304,683
Loss from operations	(27,842)	(29,314)	(27,426)	(282,009)
Interest expense	(293)	(488)	(467)	(3,951)
Interest income	2,784	3,954	3,002	38,732
Sublease income	365	703	565	1,700
Other (expense) income, net	(113)	(19)	70	(266)

Net loss	$(25,099)	$(25,164)	$(24,256)	$(245,794)

Basic and diluted net loss per common share	$(0.84)	$(0.90)	$(1.03)

Shares used in basic and diluted net loss per
common share calculation	29,765,651	27,962,202	23,509,378

See accompanying notes.

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

Period from October 22, 1992 (inception) through December 31, 2008
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

Period from October 22, 1992 (inception) through December 31, 2008
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

Period from October 22, 1992 (inception) through December 31, 2008
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

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2008
(in thousands, except for share information)

									Deficit
					Class B			Accumulated	Accumulated
					Convertible		Additional	Other	During the	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at June 30, 1999 (brought forward)	–	$–	12,358,898	$12	–	$–	$51,082	$–	$(36,771)	$14,323
Proceeds from exercise of options at $0.44 to $15.50	–	–	440,259	1	–	–	1,533	–	–	1,534
Proceeds from exercise of warrants at $2.81 to $31.95	–	–	1,017,215	1	–	–	8,427	–	–	8,428
Amortization of deferred compensation	–	–	–	–	–	–	5	–	–	5
Compensation expense related to options granted
for services	–	–	–	–	–	–	89	–	–	89
Warrants granted for patent licenses	–	–	–	–	–	–	3,182	–	–	3,182
Warrants granted for building lease	–	–	–	–	–	–	1,738	–	–	1,738
Issuance of common stock at $16.19 to $25.56
per share and warrants in October and November
1999 in connection with a Private Placement
(net of issuance cost of $2,804,255)	–	–	2,033,895	2	–	–	37,220	–	–	37,222
Issuance of common stock at $26 per share in
April and May 2000 in connection with a Public
Offering (net of issuance cost of $2,288,966)	–	–	1,150,000	1	–	–	27,610	–	–	27,611
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(15,039)	(15,039)
Net unrealized loss on available-for-sale securities	–	–	–	–	–	–	–	(80)	–	(80)
Comprehensive loss										(15,119)
Balance at June 30, 2000	–	–	17,000,267	17	–	–	130,886	(80)	(51,810)	79,013
Proceeds from exercise of options at $0.44 to $34.00
per share	–	–	165,700	–	–	–	869	–	–	869
Proceeds from exercise of warrants at $2.18 to $23.43	–	–	174,255	1	–	–	771	–	–	772
Compensation expense related to options granted for
services	–	–	–	–	–	–	336	–	–	336
Issuance of common stock at $37.50 to $45.06 per
share in November 2000 Public Offering (net of
issuance cost of $4,622,188)	–	–	2,291,239	2	–	–	86,084	–	–	86,086
Issuance of common stock at $47.82 per share in
February 2001 pursuant to a collaboration agreement	–	–	313,636	–	–	–	15,000	–	–	15,000
Comprehensive loss:									–
Net loss	–	–	–	–	–	–	–	–	(16,014)	(16,014)
Net unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	1,120	–	1,120
Comprehensive loss										(14,894)
Balance at June 30, 2001 (carried forward)	–	$–	19,945,097	$20	–	$–	$233,946	$1,040	$(67,824)	$167,182

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2008
(in thousands, except for share information)

									Deficit
					Class B			Accumulated	Accumulated
					Convertible		Additional	Other	During the	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at June 30, 2001 (brought forward)	–	$–	19,945,097	$20	–	$–	$233,946	$1,040	$(67,824)	$167,182
Proceeds from exercise of options at $2.13 to $6.75
per share	–	–	11,282	–	–	–	60	–	–	60
Proceeds from exercise of warrants $7.50 per share	–	–	9,955	–	–	–	75	–	–	75
Compensation expense related to options granted for
services	–	–	–	–	–	–	179	–	–	179
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(11,319)	(11,319)
Net unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	1,173	–	1,173
Comprehensive loss										(10,146)
Balance at December 31, 2001	–	–	19,966,334	20	–	–	234,260	2,213	(79,143)	157,350
Proceeds from exercise of options at $1.875 to $8.525
per share	–	–	34,627	–	–	–	113	–	–	113
Proceeds from exercise of warrants at $7.50 per share	–	–	99,585	–	–	–	747	–	–	747
Compensation expense related to options granted for
services	–	–	–	–	–	–	217	–	–	217
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(27,739)	(27,739)
Net unrealized loss on available-for-sale securities	–	–	–	–	–	–	–	(631)	–	(631)
Comprehensive loss										(28,370)
Balance at December 31, 2002	–	–	20,100,546	20	–	–	235,337	1,582	(106,882)	130,057
Proceeds from exercise of options at $2.12 to $6.50
per share	–	–	63,746	–	–	–	242	–	–	242
Proceeds from exercise of warrants at $2.47 to $6.09
per share	–	–	112,102	–	–	–	476	–	–	476
Compensation expense related to options granted
for services	–	–	–	–	–	–	65	–	–	65
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(25,774)	(25,774)
Net unrealized loss on available-for-sale securities	–	–	–	–	–	–	–	(1,180)	–	(1,180)
Comprehensive loss										(26,954)
Balance at December 31, 2003 (carried forward)	–	$–	20,276,394	$20	–	$–	$236,120	$402	$(132,656)	$103,886

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2008
(in thousands, except for share information)

									Deficit
					Class B			Accumulated	Accumulated
					Convertible		Additional	Other	During the	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at December 31, 2003 (brought forward)	–	$–	20,276,394	$20	–	$–	$236,120	$402	$(132,656)	$103,886
Proceeds from exercise of options at $0.443 to $6.313
per share	–	–	86,856	–	–	–	403	–	–	403
Proceeds from exercise of warrants at $6.05 per share	–	–	18,000	–	–	–	109	–	–	109
Compensation expense related to options granted for
services	–	–	–	–	–	–	230	–	–	230
Warrants granted for patent licenses	–	–	–	–	–	–	97	–	–	97
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(23,923)	(23,923)
Net unrealized loss on available-for-sale securities	–	–	–	–	–	–	–	(927)	–	(927)
Comprehensive loss										(24,850)
Balance at December 31, 2004	–	–	20,381,250	20	–	–	236,959	(525)	(156,579)	79,875
Proceeds from exercise of options at $0.487 to $3.53
per share	–	–	526,023	1	–	–	286	–	–	287
Compensation expense related to options granted for
services	–	–	–	–	–	–	13	–	–	13
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(14,696)	(14,696)
Net unrealized loss on available-for-sale securities	–	–	–	–	–	–	–	(15)	–	(15)
Comprehensive loss										(14,711)
Balance at December 31, 2005	–	–	20,907,273	21	–	–	237,258	(540)	(171,275)	65,464
Proceeds from exercise of options at $2.00 to $5.93 per
share	–	–	269,098	–	–	–	1,012	–	–	1,012
Issuance of common stock at $5.37 per share in
May 2006 in connection with a Private Placement
(net of issuance cost of $1,802,149)	–	–	3,939,760	4	–	–	19,350	–	–	19,354
Stock-based compensation expense	–	–	–	–	–	–	1,381	–	–	1,381
Compensation expense related to options granted for
services	–	–	–	–	–	–	114	–	–	114
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(24,256)	(24,256)
Net unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	408	–	408
Comprehensive loss										(23,848)
Balance at December 31, 2006 (carried forward)	–	$–	25,116,131	$25	–	$–	$259,115	$(132)	$(195,531)	$63,477

AVIGEN, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

Period from October 22, 1992 (inception) through December 31, 2008
(in thousands, except for share information)

									Deficit
					Class B			Accumulated	Accumulated
					Convertible		Additional	Other	During the	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Stage	Equity
Balance at December 31, 2006 (brought forward)	–	$–	25,116,131	$25	–	$–	$259,115	$(132)	$(195,531)	$63,477
Proceeds from exercise of options at $2.68 to
$6.31 per share	–	–	163,387	–	–	–	593	–	–	593
Issuance of common stock at $6.94 per share in
April and May 2007 Public Offering (net of
issuance cost of $2,110,193)	–	–	4,413,191	4	–	–	28,513	–	–	28,517
Stock-based compensation expense	–	–	–	–	–	–	1,834	–	–	1,834
Compensation expense related to options granted for
services	–	–	–	–	–	–	92	–	–	92
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(25,164)	(25,164)
Net unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	483	–	483
Comprehensive loss										(24,681)
Balance at December 31, 2007	–	–	29,692,709	29	–	–	290,147	351	(220,695)	69,832
Proceeds from exercise of options at $3.13 to $3.53
per share	–	–	76,406	1	–	–	261	–	–	262
Stock-based compensation expense	–	–	–	–	–	–	2,174	–	–	2,174
Compensation expense related to options granted for
services	–	–	–	–	–	–	29	–	–	29
Comprehensive loss:
Net loss	–	–	–	–	–	–	–	–	(25,099)	(25,099)
Net unrealized gain on available-for-sale securities	–	–	–	–	–	–	–	6	–	6
Comprehensive loss										(25,093)
Balance at December 31, 2008	–	$–	29,769,115	$30	–	$–	$292,611	$357	$(245,794)	$47,204

See accompanying notes

AVIGEN, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)

				Period from
				October 22,
				1992
				(inception)
	Year Ended			through
	December 31,			December 31,
	2008	2007	2006	2008
Operating Activities
Net loss	$(25,099)	$(25,164)	$(24,256)	$(245,794)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	682	1,594	1,273	22,075
Loss (gain) on disposal of property and equipment	278	(37)	(18)	158
Impairment loss related to long-lived assets	139	-	450	6,719
Amortization of deferred compensation	-	-	-	164
Non-cash rent expense for warrants issued in
connection with the extension of the building lease	36	217	217	1,736
Amortization of deferred rent	(194)	(774)	(162)	(176)
Non-cash compensation expense for common stock,
warrants, and stock options issued for services	2,203	1,926	1,495	7,342
Warrants issued for patent license	-	-	-	3,182
Changes in operating assets and liabilities:
Accrued interest	249	(65)	(182)	(284)
Prepaid expenses and other current assets	298	(514)	292	(845)
Deposits and other assets	(44)	210	79	(97)
Accounts payable, other accrued liabilities and
accrued compensation and related expenses	284	1,471	452	4,452
Net cash used in operating activities	$(21,168)	$(21,136)	$(20,360)	$(201,368)
Investing Activities
Purchases of property and equipment	(181)	(203)	(176)	(29,015)
Proceeds from disposal of property and equipment	17	92	142	482
Settlement of asset retirement obligation	(210)	-	-	(210)
Decrease (increase) in restricted investments	391	1,000	-	(9,037)
Purchases of available-for-sale securities	(21,107)	(109,538)	(109,261)	(1,011,466)
Maturities of available-for-sale securities	50,942	100,218	99,594	973,325
Net cash provided by (used in) investing activities	29,852	(8,431)	(9,701)	(75,921)
Financing Activities
Proceeds from long-term obligations	-	-	-	10,133
Repayment of long-term obligations	-	(1,000)	-	(2,710)
Proceeds from bridge financing	-	-	-	1,937
Repayment of bridge financing	-	-	-	(2,131)
Payments on capital lease obligations	-	-	-	(2,154)
Proceeds from sale-leaseback of equipment	-	-	-	1,927
Proceeds from issuance of preferred stock, net of
issuance costs	-	-	-	9,885
Proceeds from warrants and options exercised	261	593	1,012	16,215
Proceeds from issuance of common stock, net of
issuance costs and repurchases	-	28,518	19,354	253,491
Net cash provided by financing activities	261	28,111	20,366	286,593
Net increase (decrease) in cash and cash equivalents	8,945	(1,456)	(9,695)	9,304
Cash and cash equivalents, beginning of period	359	1,815	11,510	-
Cash and cash equivalents, end of period	$9,304	$359	$1,815	$9,304
Supplemental disclosure
Issuance of warrants in connection with the extension of
the building lease	$-	$-	$-	$1,738
Issuance of preferred stock for cancellation of accounts
payable, notes payable and accrued interest	-	-	-	499
Issuance of stock options for repayment of certain
accrued liabilities	-	-	-	137
Issuance of warrants in connection with bridge financing	-	-	-	300
Deferred compensation related to stock option grants	-	-	-	164
Purchase of property and equipment under capital
lease financing	-	-	-	226
Cash paid for interest	293	488	467	3,458

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Description of Business and Basis of Presentation

     Avigen, Inc. was incorporated on 1992 in Delaware and has focused on identifying and developing differentiated products to treat patients with serious disorders. Our current product candidates primarily address large markets in pain and addiction. Since our inception, our activities have consisted principally of acquiring product rights, raising capital, establishing facilities and performing research and development. Accordingly, we are considered to be a development stage company. We operate in a single segment.

     At December 31, 2008, we had an accumulated deficit of $245.8 million and expect to continue to incur losses over the next few years. Since October 2008, we terminated our lead program AV650, downsized the company, sold the rights to our early stage AV513 program and engaged independent strategic advisors to oversee an orderly and competitive process to review merger and acquisition opportunities and to assist in the monetization of our remaining assets. Consequently, within the next year we expect to either acquire another company and begin developing a new product or products, sell the company, or distribute our cash and wind up operations. Our ability to generate revenue in the future will depend substantially on the timing and success of acquiring another company or product, reaching development and commercial milestones, obtaining regulatory approvals from the FDA or other regulatory agencies, and obtaining market acceptance of our products. There can be no assurance that we will be able to acquire another company or new products on acceptable terms in the future, if at all.

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

     Available- for-Sale Securities

     We invest our excess cash balances in marketable securities, primarily corporate debt securities, federal agency obligations, asset-backed securities, U.S. treasuries, and municipal bonds. Our primary investment objectives are to preserve principal, maintain a high degree of liquidity, and maximize total return. All marketable securities are held in our name under the custodianship of Wells Capital Management. We have classified all our investments in marketable securities as available-for-sale. Available-for-sale securities are reported at market value and unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive income (loss) as a separate component of stockholders’ equity until realized. A decline in the market value of a security below its cost that is deemed to be other-than-temporary is charged to earnings, and would result in the establishment of a new cost basis for the security. Realized gains and losses, if any, are included in earnings and are reported in other income.

     Our available-for-sale securities consist principally of obligations with a minimum short-term rating of A1/P1 and a minimum long-term rating of A- and with effective maturities of less than three years. The cost of securities sold is based on the specific identification method. Interest on securities classified as available for sale is included in interest income.

     Restricted Investments

     In June 2000, we pledged $10.0 million of our portfolio of available-for-sale securities to secure a financing arrangement to support construction related activities. We subsequently borrowed $8.0 million against this financing arrangement and utilized $2.0 million of borrowing capacity to secure a letter of credit in connection with a building lease that expires in November 2010. In May 2003, we pledged $428,000 of our portfolio of available-for-sale securities to secure two letters of credit that serve as security deposits in connection with a building lease that expired in May 2008. Effective June 2008, we extended the lease on a portion of the building and decreased the amount of the outstanding letter of credit to $36,255. This building lease has been terminated effective June 30, 2009.

     At December 31, 2008, $7.0 million and $2.0 million of available-for-sale securities were classified as restricted investments in current and non-current assets, respectively. At December 31, 2007, $428,000 and $9.0 million of available-for-sale securities were classified as restricted investments in current and non-current assets, respectively. The total of our current and non-current restricted investments at the end of each period represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain liabilities at the end of each period. The change in total amount of restricted investments at December 31, 2008 reflects the reduction in the letter of credit, associated with one of our building leases that expired in May 2008 with only a smaller portion extended.

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

     Under the terms of our building lease that expired in May 2008, we could have been required, at the landlord’s sole discretion, to remove, reconfigure or otherwise alter certain improvements we had made to the facility. Prior to settlement, this obligation was subject to a conditional future event that was not within our control. We had previously determined the fair value of asset retirement obligation based on our assessment of a range of possible settlement dates and amounts. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information, resulted in adjustments to our estimated liabilities over time.

     In December 2006, as a result of a change in accounting estimate, we remeasured the fair value of this contingent asset retirement obligation and recorded a non-current liability for $450,000. The recognition of this liability would have resulted in an adjustment to the carrying value of the underlying long-lived assets. However, in 2005, these improvements were determined to be impaired and written-off with a charge to our net loss. Since there was no carrying value of the underlying assets at December 31, 2006, the recognition of the asset retirement obligation resulted in an additional charge in 2006 to impairment loss related to long-lived assets. As of December 31, 2007, there was no material change in our expectations with regard to this obligation. In March 2008, we entered into an amendment of the related building lease and settled the obligation for a payment of approximately $210,000. In connection with the settlement of the obligation, we recognized the difference between the cost to retire the asset and the liability previously recorded as a decrease to operating expenses in our statement of operations for 2008.

     Revenue Recognition

     We recognize revenue when the four basic criteria for revenue recognition as described in SEC Staff Accounting Bulletin No. 104, Revenue Recognition, are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

     Revenues from the Sale of Intellectual Property Rights

     We recognize non-refundable license or assignment fees, including development milestone payments associated with license or assignment agreements, for which we have no further significant performance obligations and no continuing involvement requirements related to product development, on the earlier of the dates on when the payments are received or when collection is assured. For example, in 2008, we received a $7.1 million payment under the terms of our agreement with Baxter Healthcare Corporation (see Note 10). We recognized the payment as revenue, since we concluded that as of December 31, 2008, we did not have any significant future performance obligations under the agreement.

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

     Fair Value

     On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, and effective October 10, 2008, we adopted FSP FAS 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active, except as it applies to nonfinancial assets and nonfinancial liabilities subject to FSP FAS 157-2.  Adoption of the provisions of this standard did not have a material effect on our financial position.  Our cash equivalents and available-for-sale securities are carried at fair value and we make estimates regarding the valuation of these assets measured at fair value in preparing our financial statements (see Note 3, “Fair Value Measures,” for fair value disclosures).

     Deferred Rent

     We record our obligations under facility operating lease agreements as rent expense. We recognize rent expense on a straight-line basis over the term of the operating lease. The difference in actual amounts paid and amounts recorded as rent expense during the fiscal year is recorded as deferred rent. Amounts classified as deferred rent totaled $529,000 and $760,000 at December 31, 2008 and 2007, respectively.

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

     Income Taxes

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the use of the liability method. Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse. To date, we have no history of earnings. Therefore, our net deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. We have recorded a valuation allowance for the full amount of our calculated deferred tax asset as of December 31, 2008 and 2007.

     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

     As of December 31, 2008, we continue to have no unrecognized tax benefits and expect no significant changes in the unrecognized tax benefits in the next 12 months (see Note 17).

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

	Year Ended December 31,
	2008	2007	2006
Potential dilutive stock options outstanding	3,940	402,430	287,853

Outstanding securities excluded from the
potential dilutive common shares calculation (1)	4,241,991	3,152,961	2,611,068

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

     New Accounting Pronouncements

     Effective January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115 (“SFAS 159”), which gives a company the option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities. We chose not to elect the fair value option for our financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted during 2008. Therefore, the adoption of SFAS 159 had no impact on our financial statements.

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

     In September 2007, the FASB ratified EITF Issue No. 07-01, Accounting for Collaborative Agreements (“EITF 07-01”). EITF 07-01 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-01 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. EITF 07-01 is effective for us as of January 1, 2009. The adoption of EITF 07-01 is not expected to have a material impact on our financial statements.

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

2. Cash, Available-for-Sale Securities and Restricted Investments

     The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$9,304	$-	$-	$9,304
Corporate debt securities	8,541	11	(58)	8,494
Federal agency obligations	25,781	488	-	26,269
Asset-backed and other securities	12,856	-	(84)	12,772
Total	$56,482	$499	$(142)	$56,839
Amounts reported as:
Cash and cash equivalents	$9,304	$-	$-	$9,304
Restricted investments	9,036	-	-	9,036
Available-for-sale securities	38,142	499	(142)	38,499
Total	$56,482	$499	$(142)	$56,839

     The weighted average maturity of our investment portfolio at December 31, 2008 was 233 days, with $41.5 million carrying an effective maturity of less than twelve months, and $15.3 million carrying an effective maturity between one and two years.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of December 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$359	$-	$-	$359
Corporate debt securities	24,322	32	(25)	24,329
Federal agency obligations	21,871	164	-	22,035
Asset-backed and other securities	31,212	183	(4)	31,391
Total	$77,764	$379	$(29)	$78,114
Amounts reported as:
Cash and cash equivalents	$359	$-	$-	$359
Restricted investments	9,428	-	-	9,428
Available-for-sale securities	67,977	379	(29)	68,327
Total	$77,764	$379	$(29)	$78,114

     The weighted average maturity of our investment portfolio at December 31, 2007 was 333 days, with $44.6 million carrying an effective maturity of less than twelve months, and $33.5 million carrying an effective maturity between one and three years.

     Net realized gains were approximately $60,000 and $6,000 for the years ended December 31, 2008 and 2007, respectively, and net realized loss was $24,000 for the year ended December 31, 2006.

     At December 31, 2008 and 2007, we had the following available-for-sale securities that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Losses	Value	Losses	Value
Corporate debt securities	$(14)	$2,239	$(44)	$3,482
Asset-backed and other securities	(52)	11,804	(32)	968
Total	$(66)	$14,043	$(76)	$4,450

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2007	Losses	Value	Losses	Value
Corporate debt securities	$(7)	$6,812	$(18)	$2,637
Asset-backed and other securities	(4)	1,480	-	-
Total	$(11)	$8,292	$(18)	$2,637

     The gross unrealized losses reported above for 2008 and 2007 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, and our intent and ability to retain these securities for a period of time sufficient to allow for the anticipated recovery value, we have not recorded any other-than-temporary impairments on these investments.

3. Fair Value Measures

     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 applies to all fair value measurements not otherwise specified in an existing standard, clarifies how to measure fair value, and expands fair value disclosures. SFAS 157 does not significantly change our previous practice with regard to asset valuation. The SFAS 157 framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

     The following methods and assumptions were used to determine the fair value of each class of assets recorded at fair value in the balance sheets:

     Cash equivalents:  Cash equivalents consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of these funds, the Company considers all cash equivalents as Level I inputs.

     Available-for-sale securities at fair value:  Fair values are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value in accordance with SFAS 157. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in valuation methodologies include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  We utilize multiple third-party pricing services to obtain fair value; however, we generally obtain one price for each individual security. We also review the fair value hierarchy classifications. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

     A financial asset’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of credit risk associated with investing in those securities. The following table provides the fair value measurements of our financial assets according to the fair value levels defined by SFAS 157 as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
		Level 1	Level 2	Level 3
	Total Carrying	Quoted prices in	Significant other	Significant
	Value as of	active markets	observable	unobservable
	December 31,		inputs	inputs
	2008
Cash and cash equivalents	$9,304	$9,304	$--	$--
Corporate debt securities	8,494	--	8,494	--
Federal agency obligations	26,269	--	26,269	--
Asset-backed and other securities	12,772	--	12,772	--
Total	$56,839	$9,304	$47,535	$--

     Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on our results of operations or stockholders’ equity.

     In addition to the preceding disclosures on assets recorded at fair value in our balance sheets, FAS 107, Disclosures About Fair Value of Financial Instruments, also requires disclosure of fair values of certain other financial instruments for which it is practicable to estimate fair value, whether or not such fair values are recognized in the balance sheets. At December 31, 2008 and 2007, the carrying amounts reported in the balance sheets for accrued interest receivable, accounts payable and accrued expenses, short-term loan payable and certain other current liabilities approximate fair value because of the short-term nature of these items.  At December 31, 2007, the carrying amount of our long-term loan payable approximates its fair value, based on current interest rates available to us for debt instruments with similar terms, degrees of risk, and remaining maturities.

4. Property and Equipment

     Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Leasehold improvements	$44	$6,742
Laboratory equipment	-	1,218
Office furniture and equipment	1,341	1,403
	1,385	9,363
Less: accumulated depreciation and amortization	(1,333)	(8,100)
Property and equipment, net	$52	$1,263

     Total depreciation and amortization expense for 2008, 2007 and 2006, was $0.7 million, $1.6 million and $1.3 million, respectively.

     During 2008, Avigen recorded two transactions that resulted in decreases of assets representing leasehold improvements and laboratory equipment and their corresponding accumulated depreciation.  At May 31, 2008, in connection with the expiration of an underlying building operating lease, Avigen decreased the balances of leasehold improvements and laboratory equipment of approximately $2.7 million and $0.5 million, respectively.  These assets were fully depreciated and resulted in a corresponding decrease of accumulated depreciation of $3.2 million.  At December 31, 2008, after recording an impairment loss related to long-lived assets (see Note 6), Avigen decreased the balances of leasehold improvements and laboratory equipment of approximately $4.0 million and $0.7 million, respectively, and corresponding accumulated depreciation of $4.3 million to reduce the carrying value of the impaired long-lived assets to zero.

5. Settlement of Asset Retirement Obligation

     On March 11, 2008, we entered into an agreement with ARE-1201 Harbor Bay, LLC, to amend our building lease in connection with approximately 45,000 square feet of laboratory and office space at 1201 Harbor Bay Parkway, Alameda, CA. Prior to this amendment, under the terms of the building lease, which subsequently expired on May 31, 2008, we could have been required, at the landlord’s sole discretion, to remove, reconfigure or otherwise alter some of the improvements it had made to the facility. We had previously determined the fair value of this asset retirement obligation was approximately $484,000 at December 31, 2007, based on an assessment of a range of possible settlement dates and amounts.

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

6. Impairment Loss related to Long-Lived Assets

     In December 2008, in connection with the termination of our AV650 program, we ceased use of our leased laboratory facilities and determined we would maximize our potential cost savings by subleasing the properties. Based on market conditions for rental property in 2008, and preliminary negotiations with a potential subtenant, we did not expect to fully recover the value invested in leasehold improvements and equipment. In 2008, we recorded an impairment loss of $413,000 related to long-lived assets and reduced the related carrying value of the leasehold improvements and laboratory equipment to zero to approximate their estimated fair values.

     Fair value was based on the expected incremental sublease cash flows we estimated we could receive in excess of our prorated existing operating lease obligations based on current market lease rental rates at the time for similar mixed use properties. Based on market conditions during 2008, including vacancy rates and the expected time needed to sublease the facilities, we did not expect to receive significant incremental rents related to the long-lived assets.

7. License Agreement – Sanochemia Pharmazeutika AG

     In January 2006, we entered into a license agreement with SDI Diagnostics International LTD, a division of Sanochemia Pharmazeutika AG, or Sanochemia. Under the terms of the agreement, we received an exclusive license to develop and market certain formulations of the compound tolperisone in North America. This compound is the active pharmaceutical ingredient in our product candidate, AV650, for the treatment of spasticity and neuromuscular spasm. Under the terms of the agreement, we paid Sanochemia $3.0 million in initial license costs and were required to make additional future payments upon the achievement of successful clinical and regulatory product development milestones and, following regulatory approval, to make royalty payments on sales. We and Sanochemia also entered into a long-term supply agreement under which Sanochemia would manufacture, and we would purchase for additional cost, the AV650 product for our clinical and commercial supply. The $3.0 million initial payment was nonrefundable, did not include any significant future performance requirements by Sanochemia, and the licensed compound did not have an alternative future use to us beyond the AV650 product. As such, we recognized the entire initial payment as in-license fee expense in 2006 and expected that any subsequent payments made under the terms of the agreement would also be recorded as in-license fee expense.

     During the clinical development of the product AV650 for the North American Market, the parties identified the existence of levels of impurities in tolperisone products that are marketed in Europe, that exceed the levels permitted by the FDA for chronic drug products marketed in the United States. The parties filed for patents covering a purer form of AV650 and amended the License Agreement in July 2008 primarily to provide the following:

  We would share with Sanochemia the cost of development, up to $5 million, upon the timely achievement of development-based milestones for the development of a proprietary, purer form of AV650; and

  future payments from us to Sanochemia that are based on the achievement of sales-level milestones would be reduced by $2 million.

     In September 2008, we paid Sanochemia $2.5 million which represented amounts due upon the timely achievement of a development-based milestone for the development of a proprietary, purer form of AV650, and is reflected in our Statements of Operations for 2008.

     In October 2008, in connection with the termination of our AV650-related activities, we notified Sanochemia of our intent to terminate the License Agreement, as amended. We do not expect to incur any future costs associated with this agreement.

8. Severance Expense

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

9. Termination and Other Costs Associated with Exit Activities

     In October 2008 we announced that the top-line data from our AV650 trial for the treatment of spasticity in patients with multiple sclerosis did not meet its primary endpoint. As a result, we discontinued all AV650-related activities. In November 2008, we announced a significant restructuring of the company, including a workforce reduction and the consolidation and closure of portions of our facilities, aimed at preserving cash and reassessing strategic opportunities.

     In connection with this restructuring, we eliminated approximately 27 positions, or 70 percent of our workforce, and incurred approximately $1.5 million in severance and other one-time personnel-related termination benefits. Approximately $1.2 million of the costs associated with this severance are included in research and development expenses and approximately $300,000 are included in general and administrative expenses for the year ended December 31, 2008.

     At December 31, 2008, approximately $580,000 was unpaid and included on our balance sheet under accrued compensation and related expenses. These accrued amounts primarily represent deferred severance payments and extended health care benefits for certain impacted employees and are expected to be paid in the first half of 2009. We do not expect to incur any additional costs associated with the workforce reduction.

     Effective October 31, 2008 we notified the landlord of our building lease for approximately 4,800 square feet of lab space at 1201 Harbor Bay Parkway, of our intent to exercise our termination rights and accelerate the expiration date on the remaining lease term to 240 days. Costs associated with the termination of this contract totaling $96,000 were accrued as of December 31, 2008 and will be paid over the remaining period of the lease agreement until June 30, 2009.

     Based on market conditions for rental property in the area and preliminary negotiations with a potential subtenant, we determined that our expected sublease income for approximately 12,000 square feet of our laboratory facilities under lease through November 2010 would be less than our scheduled lease liability. As a result, for the period ended December 31, 2008, we recorded exit costs associated with the abandonment of these facilities of approximately $50,000.

10. Asset Purchase Agreement – Baxter Healthcare Corporation

     In December 2008, we entered into an asset purchase agreement with Baxter Healthcare Corporation, or Baxter, whereby we sold to Baxter the rights to our early stage blood coagulation compound, AV513.

     We received a cash payment of $7.0 million from Baxter as proceeds of the sale of AV513 and transferred the technology to Baxter in December 2008. The $7.0 million was non-refundable and we did not have any significant additional performance obligations associated with the agreement as of December 31, 2008. We also agreed to provide technology transfer support for approximately three months to allow Baxter a reasonable period of time to identify all intangible items of interest and know-how. We received a cash payment of $100,000 in December and are scheduled to receive $100,000 at the completion of the agreed upon technology transfer support period in 2009. Because these technology transfer support activities are considered perfunctory, in that they are not essential to the know-how transferred but represent a convenience for Baxter, there are no specific performance criteria that, if not completed, would result in a partial refund of the sale price to Baxter, we have demonstrated a history of completing similar activities in past transactions, and these activities are not costly or lengthy to perform, we recorded the payment received as revenue in 2008 and expect to record the remaining scheduled payment as revenue upon receipt.

11. AAV Gene Therapy Assignment Agreement - Genzyme Corporation.

     In December 2005, we entered into an agreement with Genzyme Corporation, or Genzyme, whereby we assigned to Genzyme our rights to certain gene therapy-related intellectual property, our gene therapy clinical trial programs for Parkinson’s disease and hemophilia, gene therapy-related contracts, and the use of previously manufactured clinical-grade vector materials.  Under the terms of the agreement, we received a $12.0 million payment and could receive significant additional development milestones, sublicensing fees and royalty payments based on the successful development of products by Genzyme utilizing technologies previously developed by us.  The $12.0 million payment was non-refundable and we did not have any significant additional performance obligations associated with the agreement as of December 31, 2005.  Because we could receive significant future cash flows in connection with this agreement, we have not accounted for this transaction as discontinued operations.  As such, we recognized the entire payment received as revenue in 2005 and expect that any future payments we receive under the terms of the agreement will also be recorded as revenue.  We did not receive any payments from Genzyme for the periods ended December 31, 2008, 2007 and 2006.

12. Long Term Loan Payable

     In June 2000, we entered into a financing arrangement with Wells Fargo Bank, National Association (the “Bank”) to support construction-related activities. Under this arrangement, we had the right to borrow up to $10.0 million through June 1, 2003. This revolving line of credit was amended several times to extend the expiration date. This loan commitment is currently scheduled to expire on November 30, 2009, or less than one year from the date of these financial statements. Accordingly, as of December 31, 2008, the loan was classified as a current liability. Under the terms of the credit facility, as renewed, we may from time to time during the term of the Loan Commitment partially or wholly repay any outstanding borrowings, provided that amounts repaid may not be re-borrowed, and that the outstanding principal balance of the loan commitment shall be due and payable in full on November 30, 2009. In addition, the Bank will separately maintain our currently outstanding standby letter of credit in the amounts of $2.0 million pursuant to the terms required under our building operating lease that expires in November 2010 and is issued in favor of the property owner.

     Amounts borrowed under this credit facility, as renewed, bear interest based on either a) a floating rate between 0.25 to 0.75 percentage points below the Bank’s established Prime Rate, or b) at a fixed rate determined by the Bank that is the London Inter-Bank Offered Rate plus a margin adjustment that varies between 0.50% and 1.0% on the date of each drawdown which is dependent on the level of the market value of our investment portfolio held with a subsidiary of Wells Fargo on that date. This interest rate, if based on the Prime Rate, is adjusted periodically, and if based on LIBOR, is subsequently reset every three or six months. The weighted average interest rate for all outstanding drawdowns on this obligation was 2.50% and 5.81% at December 31, 2008 and 2007, respectively. We have pledged a portion of our portfolio of available-for-sale securities equal to the amount of outstanding borrowings to secure this obligation, and have identified these pledged assets as restricted investments on our balance sheets. As of December 31, 2008 and 2007, we had borrowed $7.0 million from the line of credit. Payments of interest only are due monthly through November 30, 2009, at which time a balloon payment of outstanding principal is due.

13. Stockholders’ Equity

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

     In March 2004, we issued a warrant to purchase 15,000 shares of our common stock as partial consideration for the acquisition of certain intellectual property rights used in our research and development activities. The fair value of this warrant was approximately $97,000 when we entered into the corresponding license agreement in October 2003. The fair value of the warrant was fully expensed and recorded in accounts payable and other accrued liabilities as of December 31, 2003. Upon issuance, the fair value of the warrant was reclassified to additional paid in capital for the year ended December 31, 2004. This warrant was issued with an exercise price equal to the fair market value per share of our underlying stock at the time of issuance, or $6.50, and carries a ten-year term. At December 31, 2008, this was the only issued warrant Avigen had that was outstanding.

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

     Stockholders’ Rights Plan

     On November 21, 2008, our Board of Directors adopted a preferred stock rights plan and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock, par value $0.001 per share (the “Common Shares”), of the Company. The dividend was payable on December 1, 2008 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), and will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company’s common stock (“Acquiring Person”). If such Acquiring Person acquires beneficial ownership of 20% or more of the Company’s common stock, all Rights holders, except the Acquiring Person, will be entitled to purchase one one-hundredth of a Preferred Share at a price of $8.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The rights plan has been designed to discourage acquisitions of more than 20% of the Company’s common stock without negotiations with the board of directors. The rights expire on December 1, 2018. The rights will trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events. The board of directors may terminate the rights plan at any time or redeem the rights prior to the time the rights are triggered.

     Shares Reserved for Future Issuance

     We have reserved shares of our common stock for future issuance as follows:

Year Ended
December 31,
2008
Stock options outstanding	4,142,324
Stock options available for grant	2,167,247
Warrants to purchase common stock	15,000
Shares available for Employee Stock Purchase Plan	360,000
6,684,571

14. Share-based Compensation

     During the years ended December 31, 2008, 2007 and 2006, share-based compensation expense has been recognized for all our share-based compensation plans as follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Research and development	$(597)	$(600)	$(437)
General and administrative	(1,577)	(1,234)	(944)
Share-based compensation expense before taxes	(2,174)	(1,834)	(1,381)
Related income tax benefits	-	-	-
Net share-based compensation expense	$(2,174)	$(1,834)	$(1,381)
Net share-based compensation expenses per basic and diluted common share	$(0.09)	$(0.07)	$(0.06)

     Since we have cumulative operating losses as of December 31, 2008 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements during the years ended December 31, 2008, 2007 and 2006, respectively.

     As of December 31, 2008, we had stock options outstanding to employees, non-employee directors, and consultants under three share-based compensation plans; however, only the 2006 Incentive Stock Option Plan (“2006 Plan”) was available for future grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders, had a ten-year duration and were terminated on March 29, 2006. The 2006 Plan was approved by our stockholders in May 2006 and is an amendment and restatement of the 2000 Equity Incentive Plan (“2000 Plan”) which was adopted by our Board of Directors in June 2000. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan.

     In general, the outstanding options under these plans were granted at a price equal to the fair market value of our stock on the date of grant with a term of 10 years. Grants under the 2006 Plan and 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments. As of December 31, 2008, we had an aggregate of 4,142,324 shares of our common stock reserved for issuance under these plans subject to outstanding awards and 2,167,247 shares available for future grants of share-based awards under the 2006 Plan.

     The following table summarizes option activity with regard to all stock options:

	Outstanding Options
		Weighted-
	Number of	Average Exercise
	Shares	Price per Share
Outstanding at December 31, 2005	3,487,254	$10.87
Granted	1,605,500	5.16
Canceled	(732,982)	9.45
Exercised	(269,098)	3.76
Outstanding at December 31, 2006	4,090,674	$9.36
Granted	1,296,692	4.96
Canceled	(748,752)	14.26
Exercised	(163,387)	3.63
Outstanding at December 31, 2007	4,475,227	$7.47
Granted	465,700	2.73
Canceled	(722,197)	10.50
Exercised	(76,406)	3.41
Outstanding at December 31, 2008	4,142,324	$6.48

     The fair value of our employee stock options granted during 2008, 2007 and 2006 were estimated under the Black-Scholes option valuation model with the weighted average assumptions shown in the table below. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based primarily on analyses of historical employee termination and option exercise behavior; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.

	Year Ended December 31,
	2008	2007	2006
Expected volatility	0.6945	0.5421	0.6006
Risk free interest rate	2.69%	4.16%	4.60%
Expected life of options in years	4.59	4.30	3.68
Expected dividend yield	0%	0%	0%

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

     The following table summarizes information with regard to total stock options outstanding under all stock option plans at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted-
Range of Exercise	Number	Contractual	Exercise	Number	Average Exercise
Prices	Of Shares	Life	Price	Of Shares	Price
$0.61 - $ 2.96	437,400	7.97	$2.47	190,025	$2.86
2.97 - 3.38	546,450	5.72	3.26	448,523	3.29
3.45 - 3.99	432,073	3.86	3.63	341,046	3.63
4.06 - 4.22	15,993	0.34	4.18	6,993	4.13
4.42 - 4.42	434,058	8.93	4.42	144,688	4.42
4.85 - 5.06	23,750	6.82	4.88	23,750	4.88
5.06 - 5.06	647,584	6.35	5.06	596,330	5.06
5.20 - 5.50	662,702	6.56	5.42	452,400	5.41
5.51 - 8.53	465,577	4.94	6.64	344,192	6.75
8.88 - 47.63	476,737	1.60	21.72	476,737	21.72
$0.61 - $47.63	4,142,324	5.75	$6.48	3,024,684	$7.33

     Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant. The weighted average grant-date fair value of options granted during 2008, 2007 and 2006 was $1.42, $2.40 and $2.48, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 was approximately $91,000, $321,000 and $514,000, respectively. The total intrinsic value of options outstanding at December 31, 2008 was $12,000. All options exercisable at December 31, 2008 do not have any intrinsic value. The weighted average remaining contractual life of options exercisable at December 31, 2008 was 4.9 years.

     As of December 31, 2008, there was approximately $2.1 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.7 years.

     As of December 31, 2008, we had 3.9 million outstanding stock options that had vested or are expected to vest with a weighted average exercise price of $6.62, a weighted average remaining contractual term of 5.6 years and an aggregate intrinsic value of $10,000.

     In May 2008, our board of directors modified the terms of certain stock options previously granted to a member of our board of directors who did not stand for re-election at our 2008 Annual Meeting of Stockholders. Our board of directors decided to modify the options in recognition of the director’s twelve years of service to Avigen. Our board of directors modified stock options exercisable for 115,000 shares of common stock such that (1) unvested options exercisable for 36,700 shares of common stock became immediately vested, and (2) each option remained exercisable until the end of its original contract life. The maximum contractual term was not extended for any options. At the time of this modification, we recognized a share-based compensation charge of approximately $47,400.

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

     For equity awards to non-employees, including lenders, lessors, and consultants, we also apply the Black-Scholes method to determine the fair value of such investments in accordance with Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services. The options and warrants granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received or the term of the related financing. During the years ended December 31, 2008, 2007 and 2006, respectively, we granted 40,000, 20,000, and 60,000 stock options to non-employees.

     Employee Stock Purchase Plan

     In September 1997, we adopted the 1997 Employee Stock Purchase Plan (“Purchase Plan”). A total of 360,000 shares of our common stock have been reserved for issuance under the Purchase Plan. As of December 31, 2008, there have been no employee stock purchases under the Purchase Plan.

15. Employee Profit Sharing/401(k) Plan

     In January 1996, we adopted a Tax Deferred Savings Plan under Section 401(k) of the Internal Revenue Code (the “Plan”) for all full-time employees. Under the Plan, our eligible employees can contribute amounts to the Plan via payroll withholding, subject to certain limitations. Our matching contributions to the Plan are discretionary and can only be made in cash. Effective July 1, 2001, we began matching 25% of an employee’s contributions up to $2,500 per Plan year. These matching contributions vest ratably over a five-year period based on the employee’s initial hire date. Our matching contributions for all employees for the years ended December 31, 2008, 2007 and 2006 were approximately $55,000, $58,000 and $51,000, respectively.

16. Commitments and Contingencies

     Leases

     We lease 67,000 square feet of laboratory, manufacturing, and office facilities in Alameda, California under a non-cancelable operating lease agreement that expires in November 2010. As security for performance of our future obligations under this lease, we have pledged $2.0 million of our available-for-sale securities to secure a letter of credit that serves as our deposit. This amount is classified as restricted investments in our balance sheets.

     Effective October 31, 2008 we notified the landlord of our building lease for 4,800 square feet of lab space in an adjacent building in Alameda, California of our intent to exercise our termination rights and accelerate the expiration date on the remaining lease to June 30, 2009. As of December 31, 2008, we have vacated the facility and accrued exit costs associated with the early termination of the lease. We maintain a letter of credit of approximately $36,000 as our security deposit that will be held by the landlord until approximately June 30, 2009, the amount of which is classified as restricted investments under current assets in our balance sheet as of December 31, 2008.

     As of December 31, 2008, approximately 14,400 square feet of our facilities that are leased through November 2010, are subleased to corporate tenants not affiliated with Avigen. The sublease agreements run concurrent with the respective duration of our underlying lease term.

     At December 31, 2008, our future minimum commitments under non-cancelable facilities operating leases, net of sublease income, are a follows (in thousands):

	Minimum Lease	Sublease Income	Net Lease
	Commitments	(1)	Commitments
Year ending December 31:
2009	$1,697	$(383)	$1,314
2010	1,543	(360)	1,183
2011	-	-	-
2012	-	-	-
2013 and thereafter	-	-	-
Total	$3,240	$(743)	$2,497

(1)	Excludes sublease income under a sublease agreement for approximately 16,500 square feet entered into in February 2009, commencing March 1, 2009 through November 30, 2010. Under the terms of the February 2009 sublease, we expect to receive approximately $905,000 in additional sublease income with approximately $425,000 expected to be recognized in 2009 and approximately $480,000 to be recognized in 2010.

     Prior to May 31, 2008, we had leased an additional 40,000 square feet of laboratory, manufacturing and office facilities adjacent to our current leased space. For the first five months of 2008, approximately 5,000 square feet was subleased to an independent tenant. As a result of the expiration of this lease and sublease, rent expense and net sublease income decreased in 2008 from the 2007 levels.

     Expenses and income associated with operating leases and subleases were as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
Rent expense	$1.9	$2.6	$2.6
Sublease income, net	(0.4)	(0.7)	(0.6)

     Subleases

     We have entered into sublease agreements for portions of our leased laboratory and office facilities. In February 2009, we entered into a sublease agreement commencing March 1, 2009 through November 30, 2010 for approximately 16,500 square feet of laboratory and office facilities that will expire November 2010. Under the terms of this sublease, we expect to receive approximately $905,000 in sublease income and recovery of operating costs over the future lease period.

     Based on market conditions for rental property in the area at the time we listed portions of our leased laboratory and office facilities for sublease, we determined that our expected sublease income would be less than our scheduled lease liability. As a result, for the period ended December 31, 2008, we recorded exit costs associated with the abandonment of these facilities of approximately $50,000.

     Other Commitments

     In the ordinary course of business, we enter into commitments to fund collaborative research and clinical work performed by third parties. While these contracts are cancelable, we expect the research studies and clinical work to be completed as defined in the terms of the agreements, and all amounts paid when due. At December 31, 2008, the estimated costs related to these commitments totaled approximately $1.8 million, all of which is expected to be paid within the next twelve months.

     As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at Avigen’s request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of the potential future indemnification is unlimited. However, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements in excess of the applicable insurance coverage, is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2008.

     In the normal course of business, we provide indemnifications of varying scope under our agreements with other companies, typically our clinical research organizations, investigators, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our products or product candidates or with any U.S. patent or any copyright or other intellectual property infringement claims by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The potential future payments we could be required to make under these indemnification agreements is unlimited. Historically, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. As a result, we believe the fair value of these indemnification agreements, in excess of applicable insurance coverage, is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2008.

17. Income Taxes

     Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Net operating loss carryforwards	$1,600	$51,800
Research and development credits	100	2,600
Capitalized research and development	100	3,900
Depreciation	3,400	3,100
Other	4,500	3,800
Gross deferred tax assets	9,700	65,200
Valuation allowance	(9,700)	(65,200)
Net deferred tax assets	$–	$–

     No provision has been made for income taxes because we have incurred losses since our inception. Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, our deferred tax assets have been fully offset by a valuation allowance. Our valuation allowance decreased by $55.5 million for the year ended December 31, 2008, increased by $9.1 million for the year ended December 31, 2007, and decreased by $21.6 million for the year ended December 31, 2006. The decrease in the valuation allowance in 2008 and 2006 results from the loss of net operating loss carryforwards, research and development tax credit carryforwards, and capitalized research and development due to federal and state ownership change limitations.

     As of December 31, 2008, we had federal net operating loss carryforwards of $4.4 million and federal research and development tax credit carryforwards of $0.1 million, which will expire in 2028. We also had state net operating loss carryforwards of $2.5 million which will expire in 2018 and state research tax credits of $0.1 million, which carry forward indefinitely.

     Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In 2008 and 2007, we conducted an Internal Revenue Code (IRC) Section 382 study and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations in 2008 and 2006. The limitation of our federal and state carryforwards associated with previous net operating losses and research credits and the associated reduction in our deferred tax assets, was offset by a reduction in our valuation allowance. Utilization of our net operating loss and research and development credit carryforwards may still be subject to substantial  annual limitations due to ownership change limitations after December 31, 2008. Such annual limitations could result in the expiration of our net operating loss and research and development credit carryforwards available as of December 31, 2008 before utilization.

     We adopted the provisions of FIN 48 effective January 1, 2007 (see Note 1). Upon adoption of FIN 48, we determined that we did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. In addition, we had no unrecognized tax benefits at December 31, 2008, nor do we expect any changes in our unrecognized tax benefits during 2009.

     Our policy is to recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2008, 2007 and 2006, and have not recognized interest or penalties in our statements of operations for the years ended December 31, 2008, 2007 and 2006.

     We are subject to taxation in the United States and various state jurisdictions. Our tax years from 1994 through 2008 remain subject to examination by the United States and California tax authorities due to the loss carryforwards from those years.

18. Condensed Quarterly Financial Information (Unaudited)

	Year Ended
	December 31, 2008
	First	Second	Third	Fourth
(amounts in thousands except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenue	$-	$-	$-	$7,100
Net loss	(7,411)	(7,341)	(9,403)	(944)
Net loss per share, basic and diluted	(0.25)	(0.25)	(0.32)	(0.03)

	Year Ended
	December 31, 2007
	First	Second	Third	Fourth
(amounts in thousands except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenue	$-	$-	$-	$-
Net loss	(5,764)	(5,829)	(6,840)	(6,731)
Net loss per share, basic and diluted	(0.23)	(0.21)	(0.23)	(0.23)

19. Subsequent Event -  Costs incurred in connection with Stockholder Actions

     In response to the request by one of our stockholders to call a Special Meeting of Stockholders, we have incurred significant incremental costs associated with legal fees and other advisory expenses.  We estimate the costs of responding to these stockholder actions in 2009 to exceed $600,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e), as of December 31, 2008. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

     Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.

     Odenberg, Ullakko, Muranishi & Co. LLP, the independent registered public accounting firm that audited our financial statements, included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, as set forth below.

     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

     Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The Board of Directors and Stockholders of Avigen, Inc.

     We have audited Avigen, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avigen Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, Avigen, Inc. maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Avigen, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and for the period from inception (October 22, 1992) through December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion thereon. Our report, insofar as it relates to the amounts included for the period from October 22, 1992 to December 31, 2005, is based solely on the report of the other auditors.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 13, 2009

Item 9B. Other Information

     During the fourth quarter ended December 31, 2008, we had no events that were required to be reported on Form 8-K but that were not filed to date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. The information required by this Item with respect to Directors, including information with respect to our audit committee, audit committee financial experts and procedures for Board nominations, is incorporated herein by reference from the information under the caption, “Proposal 1 — Election of Directors” appearing in the definitive Proxy Statement to be delivered to Avigen’s stockholders in connection with the solicitation of proxies for Avigen’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

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

     In November 2008, Biotechnology Fund, L.P. and certain of its affiliates (collectively, “BVF”), purchased approximately 29% of our outstanding shares of common stock. In January 2009, BVF gave notice to Avigen that it is calling a special meeting of our stockholders for the purpose of removing our entire Board of Directors, without cause, and replacing it with four nominees selected by BVF. Also in January 2009, BVF launched a tender offer to acquire the remaining outstanding shares of our common stock for $1.00 per share, contingent on BVF being successful in removing our entire Board of Directors, without cause, and replacing it with their four nominees, and the redemption of the preferred stock purchase rights under our shareholder rights agreement.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain information with respect to all of Avigen’s equity compensation plans in effect as of December 31, 2008:

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants and rights	outstanding options,	reflected in column
	(1)	warrants and rights	(a))(2)
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	3,165,283	$ 5.80	2,167,247
Equity compensation plans not approved
by security holders	977,041	$ 8.68	0
Total	4,142,324	$ 6.48	2,167,247

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

     The information required by this Item is set forth in the Proxy Statement under the headings “Proposal 1 – Election of Directors” and “Transactions with Related Persons.” Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

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

Dated: March 13, 2009

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

Signature	Title	Date

/s/ KENNETH G. CHAHINE	President, Chief Executive Officer and Director	March 13, 2009
Kenneth G. Chahine, J.D., Ph.D.	(Principal Executive Officer)

/s/ ANDREW A. SAUTER	Chief Financial Officer	March 13, 2009
Andrew A. Sauter	(Principal Financial and Accounting Officer)

/s/ ZOLA HOROVITZ	Chairman of the Board	March 13, 2009
Zola Horovitz, Ph.D.

/s/ JOHN K.A. PRENDERGAST	Director	March 13, 2009
John K.A. Prendergast, Ph.D.

/s/ RICHARD WALLACE	Director	March 13, 2009
Richard Wallace

/s/ STEPHEN DILLY	Director	March 13, 2009
Stephen Dilly, M.B.B.S., Ph.D.

/s/ JAN OHRSTROM	Director	March 13, 2009
Jan Ohrstrom, M.D.

		EXHIBIT INDEX
Exhibit Number		Exhibits
2.1		See Exhibit 10.58
2.2	(32)	Asset Purchase Agreement, dated December 17, 2008, by and between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. (collectively “Baxter”) and Avigen
3.1	(33)	Amended and Restated Certificate of Incorporation
3.2	(13)	Certificate of Amendment to Certificate of Incorporation
3.3	(29)	Certificate of Amendment to Certificate of Incorporation
3.4	(34)	Certificate of Designation
3.5	(30)	Restated Bylaws of the Registrant
4.1	(1)	Specimen Common Stock Certificate
4.2	(34)	Rights Agreement dated as of November 21, 2008, by and between the Company and American Stock Transfer & Trust Co. LLC
4.3	(33)	Form of Right Certificate
10.3	(2, 17)	1996 Equity Incentive Plan, as amended
10.4	(1, 2)	Form of Incentive Stock Option Grant for 1996 Equity Incentive Plan
10.5	(1, 2)	Form of Nonstatutory Stock Option Grant for 1996 Equity Incentive Plan
10.6	(2, 14)	1996 Non-Employee Directors’ Stock Option Plan, as amended
10.7	(2, 4)	1997 Employee Stock Purchase Plan
10.8	(1, 2)	Form of Indemnification Agreement between Avigen and its directors and executive officers.
10.10	(2, 5)	2000 Equity Incentive Plan
10.11	(2, 12)	Form of Nonstatutory Stock Option Grant for 2000 Equity Incentive Plan
10.12	(2, 7)	2006 Equity Incentive Plan
10.16	(2, 24)	Form of Nonstatutory Stock Option Grant for 1996 Non-Employee Directors’ Stock Option Plan, as amended
10.17	(2)	Compensation Agreements with Named Executive Officers
10.32	(15)	Revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.33	(15)	Letter Agreement to the revolving line of credit note signed November 2, 2000 with Wells Fargo Bank.
10.36	(2, 8)	Management Transition Plan
10.41	(10)	Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated February 29, 2000
10.45	(13)	Office Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated November 2, 2000.
10.46	(13)	First Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated December 1, 2000.
10.47	(13)	Second Amendment to Lease Agreement between Lincoln-RECP Empire OPCO, LLC and Avigen, Inc., dated February 12, 2001.
10.49	(16)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2002.
10.50	(16)	Letter of Agreement to the revolving line of credit note signed June 1, 2002 with Wells Fargo Bank.
10.53	(20)	Revolving line of credit note with Wells Fargo Bank, dated June 1, 2004
10.54	(20)	Amendment to Letter of Agreement to the revolving line of credit note signed June 1, 2004 with Wells Fargo Bank
10.55	(2, 21)	Arrangement Regarding Non-Employee Director Compensation

		EXHIBIT INDEX
Exhibit Number		Exhibits
10.58	(9, 11)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
10.59	(32)	Amendment Agreement, effective July 22, 2008 between SDI Diagnostics International Ltd., and Avigen
10.61	(18)	Common Stock Purchase Agreement, dated as of May 10, 2006, among Avigen and the purchasers.
10.62	(28)	Offer Letter with Mr. Richard Wallace to become an Avigen Director
10.63	(26)	Offer Letter with Dr. Stephen Dilly to become an Avigen Director
10.64	(26)	Offer Letter with Dr. Jan Ohrstrom to become an Avigen Director
10.65	(31)	Letter Agreement dated June 1, 2007 between Avigen, Inc. and Wells Fargo Bank, National Association
10.66	(31)	Promissory Note dated June 1, 2007, issued by Avigen, Inc. in favor of Wells Fargo Bank, National Association
10.67	(30)	First Amendment to Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated August 30, 2007
10.68	(35)	Second Amendment to Property Lease Agreement between ARE-1201 Harbor Bay, LLC and Avigen, dated March 6, 2008
23.1		Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on the signature pages hereto)
31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	(19)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

Keys to Exhibits:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.

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

(8)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Schedule 14D-9 filed with the SEC on February 6, 2009 (Commission File No. 000-28272) and participants are set forth in Item 5.02 of Avigen’s Current Report on Form 8-K filed with the SEC on November 5, 2008 (Commission File No. 000-28272).

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

(31)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on June 6, 2007 (Commission File No. 000-28272).

(32)	Confidential treatment has been requested for portions of this agreement.

(33)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on November 24, 2008 (Commission File No. 000-28272).

(34)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Current Report on Form 8-K/A filed with the SEC on November 24, 2008 (Commission File No. 000-28272).

(35)

Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC (Commission File No. 000-28272).