Form 10-K/A
period 2008-12-31
AVIGEN INC \DE
filed 2009-04-30
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-K/A

Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 9, 2009, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 16, 2009, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The information required by this Item with respect to Executive Officers as of April 28, 2009 is as follows:

Name	Age	Position
Andrew A. Sauter	42	President, Chief Executive Officer and Chief Financial Officer
Kirk Johnson, Ph.D.	49	Vice President, Research and Development

     All of our officers are elected annually by the Board of Directors. There is no family relationship between or among any of the officers or directors.

     Andrew A. Sauter was appointed our Chief Executive Officer and President in March 2009, and as our Chief Financial Officer in February 2008 after having served as Vice President, Finance since January 2006. Mr. Sauter joined Avigen as Controller in November 1999. Mr. Sauter oversees the entire operations of the company, including the proposed dissolution of the company and sale of Avigen’s assets, as well as the financial reporting obligations of Avigen and its information technology needs. From 1992 to 1999, Mr. Sauter worked for BankAmerica Corporation in a variety of positions, including most recently as a vice president in the Capital Markets Finance organization. From 1989 to 1992, he worked for Ernst & Young LLP. Mr. Sauter is a certified public accountant and holds a B.A. degree in economics from Claremont McKenna College.

     Kirk Johnson, Ph.D., was appointed Vice President, Research and Development in December 2006, and Secretary in March 2009. Dr. Johnson joined Avigen in January 2004 and was appointed Vice President, Preclinical Development in June 2004. Prior to joining Avigen, Dr. Johnson was Senior Director, Pharmacology & Preclinical Development and a member of the executive management team of Genesoft Pharmaceuticals, a pharmaceutical company, from 2001 to 2004. From 1991 to 2001, Dr. Johnson was employed in both protein and small molecule therapeutic research and development at Chiron Corporation, a biopharmaceutical company, and eventually served as Director, Pharmacology and Preclinical Research. Dr. Johnson was involved in leading IND-enabling programs, supporting clinical development, and contributing to successful IND and NDA filings at Chiron and Genesoft. In addition to general pharmacology and other preclinical development responsibilities, he has led research and clinical development projects for diverse indications including neuropathic pain, hemophilia, antibacterials, diabetes, obesity, acute inflammation and cardiovascular disease and has published more than 50 manuscripts and holds 4 U.S. patents. Dr. Johnson earned a B.S. in toxicology from U.C. Davis, and a Ph.D. in pharmacology and toxicology from the Medical College of Virginia. He completed postdoctoral fellowships studying the mechanism of action of IL-2 from 1986-1989 with Dr. Kendall Smith at Dartmouth College and from 1990-1991 with Dr. Marian Koshland at the University of California, Berkeley.

     The information required by this Item with respect to Directors, including information with respect to our audit committee, audit committee financial experts and procedures for Board nominations, is incorporated herein by reference from the information under the captions, “Current Directors of Avigen, Inc.” and “Information Regarding the Board of Directors and Corporate Governance” appearing in the definitive Proxy Statement delivered to Avigen’s stockholders in connection with the solicitation of proxies for Avigen’s Special Meeting of Stockholders (the “Proxy Statement”).

     Section 16(a) Beneficial Ownership Reporting Compliance

     The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

     Code of Business Conduct and Ethics

     The information required by this Item with respect to our code of ethics is incorporated herein by reference from the section captioned “ Information Regarding the Board of Directors and Corporate Governance – Code of Business Conduct and Ethics” contained in the Proxy Statement.

Item 11. Executive Compensation

     The information required by this Item, except for the Compensation Committee Report, Compensation Discussion and Analysis, and Summary Compensation Table, each of which is set forth below, is set forth in the Proxy Statement under the captions, “Executive Compensation,” “Compensation Committee,” “Compensation Committee Processes and Procedures” and “Compensation Committee Interlocks and Insider Participation.” Such information is incorporated herein by reference.

Compensation Committee Report1

     The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A for the fiscal year ended 2008. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended 2008.

COMPENSATION COMMITTEE

     JOHN K. A. PRENDERGAST, PH.D. (CHAIR)
     RICHARD WALLACE, B.COMM. (HONS)
     STEPHEN DILLY, M.B.B.S., PH.D.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

     Our compensation approach is designed to reward the achievement of corporate objectives and individual performances that contribute toward building a sustainable business that develops differentiated products to improve the health and quality of life of patients and creates value for our stockholders. To this end, the Board of Directors and management establish annual and long-term corporate goals that reflect the priorities of our product and business development plans. Our Board of Directors and management review these goals on a regular basis and our Compensation Committee (the “Committee”) uses these objectives to determine levels of compensation for executive officers to ensure management incentives are aligned with the interests of stockholders.

     Avigen’s compensation practice is designed to provide remuneration packages that are commensurate with the marketplace in which we compete to attract and motivate our executive officers, management and staff to achieve our strategic objectives. Specifically, we review base salaries annually and, along with a comprehensive array of medical, health, life insurance and disability plans generally available to all our employees, set salaries at levels that are intended to attract, engage and retain executive officers whose abilities are critical to our long-term success and competitiveness. We vary bonus payments annually based on a performance structure designed to reward results and balance individual accountability with team-oriented collaboration that fosters integrity and a high-performance culture. Historically, we also issue equity-based compensation annually in varying amounts that are intended to represent a significant portion of each executive’s total compensation package because we believe it promotes innovation and calculated assessment and management of risk designed to achieve Avigen’s long-term objectives.

____________________
1 The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

     Drug development is slow, costly and associated with a high failure rate. Therefore, successful drug development can extend over many years and requires our executives to employ their judgment in developing long-term operating plans that:

  identify meaningful treatments for patients,

  effectively demonstrate the safety and efficacy of our products, and protect our intellectual property and optimize the use of our financial resources in order to maximize value retention for our stockholders.

     The Committee believes that in determining compensation, management performance should be evaluated against specific strategic objectives that create shareholder value. Complete achievement of these strategic objectives may extend beyond a given compensation period; therefore, the Committee must use its discretionary judgment based on the experience and knowledge within the industry of its members, in assessing the quality of management’s performance within an established framework of general parameters for annual compensation.

Compensation Components

     The Committee draws on a number of reference sources to assist in the evaluation of the various components of executive compensation. One source is industry data compiled in the Radford Biotechnology Survey which represents a nationally-based assessment of executive compensation widely used within the pharmaceutical and biotechnology industry sectors. The Committee generally focuses on regional data from companies in the San Francisco Bay Area and targets compensation levels that fall within the 50th and 70th percentiles reported for comparable positions based on the Committee’s subjective determination as to the appropriate range to attract and retain our executives given the size of our company. In addition, the Committee examines performance compensation packages of a number of selected companies that develop products for similar neurological indications or that are at a similar employee size and development stage. In 2007, this group consisted of Acorda Therapeutics, Inc., XenoPort, Inc., Renovis, Inc., Pain Therapeutics, and Palatin Technologies, Inc., however, in 2008, given the company’s immediate efforts to preserve cash in response to the termination of the AV650 program, the Committee, with the support of management, determined not to take any immediate actions on compensation for fiscal 2008, and so the Committee did not conduct a competitive analysis of compensation packages from other companies.

     To establish the relationship between executive compensation and the creation of stockholder value, the Committee subjectively evaluates the success of the management team as a whole and each individual executive’s performance in contributing to achieving the company’s strategic objectives. The Committee applies its assessment within the framework of our compensation program which defines a discretionary range in which to determine individual compensation adjustments for each executive officer. Our compensation program consists of three principal components: salary, short-term incentive compensation consisting of incentive bonus payments, and long-term incentive compensation consisting of equity grants. Each year, the Committee reviews executive officer compensation using summary “tally sheets” that show for each of the executive officers the following: (a) summary of total compensation; (b) each element of current compensation; and (c) cumulative amount of all previously issued equity awards.

     Base Salary. The Committee reviews each executive’s base salary annually. Among the factors taken into consideration are (1) individual performance, (2) corporate performance measured against strategic objectives, (3) levels of responsibility, (4) prior experience, (5) breadth of knowledge of the industry, and (6) competitive pay practices examined from industry source material discussed above. The Committee does not assign any specific weighting to these various factors when determining base salary.

     Incentive Bonus. The Committee sets target incentive levels annually for each executive officer in consultation and discussion with our chief executive officer, other than for his own target incentive level. Ordinarily, the Committee considers industry data compiled by Radford and determines the appropriate level of target incentive bonus award for our chief executive officer and for our other executive officers as a percentage of their respective base salaries based on the Committee’s subjective determination as to the appropriate range to attract and retain our executive officers given the size of the company, assigning the actual percentage within this range based upon the level of each executive officer’s responsibility and experience. The Committee determines actual bonus payments based on subjective assessments of the performance of management and individual officers in achieving the company’s strategic objectives, applied to these target incentive levels. As a function of this process, the Committee met several times throughout the year with Dr. Chahine to review the status of the management team’s individual contributions. The 2008 strategic objectives against which corporate performance was intended to be measured are discussed below under “2008 Performance”.

     The Committee establishes the company’s strategic objectives in discussions with our chief executive officer at the beginning of the compensation period to ensure that its performance evaluations at the end of the compensation period reflect the strategic priorities of the company to create value for our stockholders. Ordinarily, our chief executive officer reviews the performance of the company and of each executive officer, other than his own, with the Committee at the end of the compensation period and makes recommendations to the Committee for its review and final determination.

     Equity Incentives. The Committee is responsible for making stock option grants under Avigen’s 2006 Equity Incentive Plan (the “2006 Plan”), and believes that long-term stockholder value is best achieved through an ownership culture among all our employees, particularly our executives, through grants of stock-based awards.

     The Committee grants stock-based awards under the 2006 Plan with multi-year vesting periods designed as incentives to retain key employees to continue in the employ of Avigen. Through option grants, executives receive significant equity incentives to build long-term stockholder value. The exercise price of options granted under the 2006 Plan is 100% of fair market value of the underlying stock on the date of grant. Employees receive value from these grants only if Avigen’s common stock appreciates over the long-term. The size of option grants is determined based primarily on Avigen’s philosophy of significantly linking executive compensation with stockholder interests, the individual criteria set forth below, and the Committee’s use of industry sources in order to be knowledgeable of compensation practices for companies of a similar size and development stage in the biotechnology and pharmaceutical industries. Historically, the Committee does not target any specific level as compared to industry average in determining stock option grants.

     Change in Control Arrangements. The Board of Directors, upon the recommendation of the Committee, established a Management Transition Plan (“Transition Plan”) in 1998, which was amended in March 2005 and again in October 2008. The Transition Plan is intended to retain key employees and enable executive officers to represent stockholder interests during periods involving a possible change in control of Avigen, and to provide severance benefits in the event of termination of employment without cause. The Transition Plan is designed to protect the earned benefits of key employees, including executive officers, against adverse changes that may result from a change in control of Avigen or termination without cause. The level of payments provided under the agreement for executives reflects the Committee’s subjective view, based upon its experience, of comparable benefits offered to executives under change of control arrangements at other companies within the industry in a similar development stage. Each of our named executive officers are participants in the plan and will receive the following benefits if their employment is involuntarily terminated, or they resign as a result of a constructive termination, as defined under the Plan:

  15 months base salary (21 months in the case of Dr. Chahine);

  extended option exercisability of two years;

  full accelerated vesting of outstanding stock options; and

  15 months (18 months in the case of Dr. Chahine) health benefits payments, or until such earlier date as the executive officer secures subsequent employment that provides substantially similar health benefits.

     In October 2008, the Board amended the Transition Plan to comply with certain changes in federal tax regulations that were required to be made before December 31, 2008, and at the same time, the Committee reviewed benefit levels offered by other companies within the industry similar to Avigen. Based on this review, the Committee adjusted the benefits included in the Transition Plan by adding an additional three months of severance benefits for each executive officer and extending those benefits to circumstances in which an executive officer was terminated without cause. The amendments were adopted to make the Transition Plan comparable to benefits offered by companies similar to Avigen, as without this security, we were at risk of losing executive talent necessary to preserve the value of the company’s assets.

     In March 2009, Avigen’s Board announced its intention to develop a plan to maximize Avigen’s liquidation value. The Board determined that Avigen no longer needed to retain the services of a majority of its employees, including three executive officers, Dr. Chahine, Mr. Coffee and Ms. Thomson, and reduced Avigen’s headcount accordingly. As a result of these actions, Dr. Chahine, Mr. Coffee and Ms. Thomson were terminated without cause, triggering their respective benefits under the Transition Plan.

2008 Performance

     At the beginning of the year, the Committee determined to base its assessment of Avigen’s overall performance for the fiscal year ended December 31, 2008 on the following strategic objectives:

  Quality data from Phase II clinical development progress of AV650;

  Responsible management of finances;

  Clinical development progress of AV411;

  Development and progress toward clinical testing of AV513;

  Evaluation, identification and development of new product candidates for clinical testing, including proprietary analogs for AV411; and

  Execution of a strategic plan that efficiently manages financial and staffing resources to support the research and development needs of the company, including raising additional capital for clinical testing.

Historically, the Committee applies its discretion in determining a subjective evaluation of Avigen’s overall performance. For fiscal 2008, the Committee took into consideration the performance of management against all the 2008 strategic objectives, including the quality execution of the AV650 Phase II clinical trial, responsible management of finances, development progress of AV411, and the successful sale of Avigen’s early-stage AV513 program for $7 million, and authorized the accrual of $250,000 for bonus payments to executive officers. In April 2009, the Committee allocated the bonus pool to Avigen’s current and former executive officers.

     Bonus payments for the year ended December 31, 2008 were determined for each individual executive officer based on target bonus payments that represented a percent of base salary between 35% and 45%. Target bonus payments were subsequently weighted so that the bonus payments received were based on the assessments of the achievement of corporate performance objectives as well as the subjective determination by the Committee of the executive officers’ achievement of individual performance objectives.

2009 Compensation

     The Committee, with the support of management, has determined (given the current business environment) not to adjust base salaries for 2009, other than in connection with the promotion of Ms. Thomson to Vice President, General Counsel. Effective January 1, 2009. Ms. Thomson’s base salary was increased to $267,931. The Committee has not yet finalized or determined the relative weighting of strategic objectives to be used as the basis for its evaluation of management’s performance for fiscal 2009.

SUMMARY COMPENSATION TABLE

     The following table shows for the fiscal years ended December 31, 2008, 2007 and 2006, compensation awarded to or paid to, or earned by, Avigen’s Chief Executive Officer, Chief Financial Officer and its three other most highly compensated executive officers at December 31, 2008 (the “Named Executive Officers”).

Summary Compensation Table

					Option	All Other
		Salary	Bonus		Awards	Compensation
Name and Principal Position	Year	($)	($)		($) (2)	($) (3)	Total ($)
Kenneth G. Chahine, President	2008	$443,251	$80,982	(1)	$341,318	$4,552	$870,103
and Chief Executive Officer (4)	2007	426,613	158,380		333,763	4,299	923,055
	2006	407,239	95,000		271,027	4,199	777,465

Andrew A. Sauter, Chief	2008	267,931	42,725	(1)	208,961	3,378	522,995
Financial Officer (5)	2007	238,625	68,903		166,461	3,558	477,547
	2006	229,017	28,000		98,733	3,458	359,208

Michael D. Coffee, Chief	2008	313,903	50,978	(1)	281,150	4,712	650,743
Business Officer (4)	2007	302,120	90,636		237,876	4,711	635,343
	2006	288,400	69,000		152,547	4,711	514,658

Kirk W. Johnson, Ph.D., Vice	2008	278,528	39,579	(1)	249,062	4,451	571,620
President Research and	2007	248,824	74,025		282,000	4,091	608,940
Development (6)	2006	237,524	46,000		192,092	4,091	479,707

M. Christina Thompson, J.D.,	2008	221,524	35,736	(1)	242,283	3,366	502,909
Vice President, General	2007	239,861	65,062		234,067	3,466	542,456
Counsel and Secretary (4)	2006	239,444	46,000		162,436	3,466	451,346

(1) In 2008, the Compensation Committee authorized the accrual of $250,000 for bonus payouts to executive officers for 2008. In April 2009, the Compensation Committee authorized bonus payments from that pool for the year ended December 31, 2008.

(2) The amounts shown in this column represent the dollar amounts recognized for financial statement reporting purposes for each fiscal year ended December 31, in accordance with FAS 123(R), excluding an estimate of forfeitures related to service-based vesting conditions, and thus include amounts from awards granted in and prior to 2008. Assumptions used in the calculation of these amounts are described in the notes to Avigen’s audited financial statements for the fiscal year ended December 31, 2008, which will be included in Avigen’s Annual Report on Form 10-K expected to be filed with the SEC on March 16, 2009. All grants were made subject to individual award agreements, the form of which was previously filed with the SEC.

(3) Except as otherwise indicated, represents insurance premiums paid by Avigen with respect to supplemental long-term care insurance for the benefit of the Named Executive Officer and up to $2,500 of matching contributions to Avigen’s 401(k) savings plan.

(4) Avigen terminated the employment of each of Dr. Chahine, Mr. Coffee and Ms. Thomson on March 26, 2009 without cause.

(5) On March 26, 2009, Avigen appointed Mr. Sauter as President and Chief Executive Officer, in addition to his remaining Chief Financial Officer.

(6) On March 26, 2009, Avigen appointed Dr. Johnson to be Secretary, in addition to his other functions.

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

     In November 2008, Biotechnology Fund, L.P. and certain of its affiliates (collectively, “BVF”), purchased approximately 29% of our outstanding shares of common stock. In January 2009, BVF gave notice to Avigen that it was calling a special meeting of our stockholders for the purpose of removing our entire Board of Directors, without cause, and replacing it with four nominees selected by BVF. Also in January 2009, BVF launched a tender offer to acquire the remaining outstanding shares of our common stock for $1.00 per share, contingent on BVF being successful in removing our entire Board of Directors, without cause, and replacing it with their four nominees, and the redemption of the preferred stock purchase rights under our shareholder rights agreement. On March 27, 2009, we held a special meeting of our stockholders where BVF failed to garner enough votes to remove our entire Board of Directors. As a result, BVF’s nominees were not elected and BVF withdrew its tender offer.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain information with respect to all of Avigen’s equity compensation plans in effect as of December 31, 2008:

Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options,	(excluding securities
	warrants and rights	warrants and	reflected in column
	(1)	rights	(a))(2)
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	3,165,283	$5.80	2,167,247
Equity compensation plans not approved
by security holders	977,041	$8.68	0
Total	4,142,324	$6.48	2,167,247

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

     The information required by this Item is set forth in the Proxy Statement under the headings “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and “Related Person Transactions Policy and Procedures.” Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     The following table is a summary of the fees billed to Avigen by Odenberg, Ullakko, Muranishi & Co. LLP (“OUM”) for the fiscal years ended December 31, 2008 and 2007 for professional services rendered as Avigen’s registered public accountant.

	Fiscal Year Ended
	December 31,
	2008	2007
Audit Fees	$270,885	$326,585
Audit-Related Fees	—	—
Tax Fees	12,000	12,000
All Other Fees	—	—
Total Fees	$282,885	$338,585

     Audit Fees. Consists of fees for professional services rendered for the audit of Avigen’s annual financial statements and services that are normally provided by OUM in connection with regulatory filings or engagements.

     Audit-Related Fees. During the fiscal years ended December 31, 2008 and 2007, no audit-related services were performed by OUM.

     Tax Fees. Consists of fees for professional services for tax compliance, tax advice and tax planning by OUM for the tax years ended December 31, 2008 and 2007.

     All Other Fees. During the fiscal years ended December 31, 2008 and 2007, there were no other fees for services rendered by OUM.

     All fees described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures

     Avigen’s Audit Committee pre-approves all audit and permissible non-audit services provided by Avigen’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Prior to engaging Avigen’s independent registered public accounting firm to render an audit or permissible non-audit service, the Audit Committee specifically approves the engagement of Avigen’s independent registered public accounting firm to render that service. Accordingly, Avigen does not engage its independent registered public accounting firm to render audit or permissible non-audit services pursuant to pre-approval policies or procedures or otherwise, unless the engagement to provide such services has been approved by the Audit Committee in advance. As such, 100% of the services described in the categories above for which OUM was engaged were approved by the Audit Committee in advance of the rendering of those services. The Audit Committee has determined that the rendering of the services other than audit services by OUM is compatible with maintaining the registered public accounting firm’s independence, respectively.

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by OUM, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Audit Committee has approved our recurring engagements of non-audit services of OUM for the preparation of tax returns and tax advice in preparing for and in connection with such filings.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIGEN, INC.

By:	/s/ Andrew A. Sauter
Andrew A. Sauter
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Dated: April 29, 2009

Exhibit Index

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit	Description of document
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002