Form 10-Q
period 2009-03-31
AVIGEN INC \DE
filed 2009-05-11
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(510) 748-7150
(Registrant’s telephone number,
including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. YES ☐ NO ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐ Accelerated filer ☒

     Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of outstanding shares of the registrant’s Common Stock as of May 4, 2009, was 29,831,115 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended March 31, 2009

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,059	$9,304
Available-for-sale securities	37,873	38,499
Restricted cash and investments	3,567	7,036
Accrued interest	396	468
Prepaid expenses and other current assets	267	446
Total current assets	43,162	55,753
Restricted investments	2,000	2,000
Property and equipment, net	40	52
Deposits and other assets	229	241
Total assets	$45,431	$58,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,860	$2,019
Accrued compensation and related expenses	2,557	1,102
Loan payable	-	7,000
Other current liabilities	77	119
Total current liabilities	4,494	10,240

Deferred rent and other liabilities	588	602
Total liabilities	5,082	10,842
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,769,115 shares issued
and outstanding at March 31, 2009
and December 31, 2008	30	30
Additional paid-in capital	293,126	292,611
Accumulated other comprehensive income	181	357
Deficit accumulated during development stage	(252,988)	(245,794)
Total stockholders' equity	40,349	47,204
Total liabilities and stockholders' equity	$45,431	$58,046

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

			Period from
			October 22,
			1992
			(inception)
	Three Months Ended		through
	March 31,		March 31,
	2009	2008	2009
Revenue	$-	$-	$22,674

Operating expenses:
Research and development	2,778	6,262	203,565
General and administrative	4,978	2,288	91,621
Impairment loss related to long-lived assets	-	(274)	6,719
In-license fees	-	-	10,534
Total operating expenses	7,756	8,276	312,439
Loss from operations	(7,756)	(8,276)	(289,765)
Interest expense	(44)	(103)	(3,995)
Interest income	473	931	39,205
Sublease income	138	55	1,838
Other expense, net	(5)	(18)	(271)

Net loss	$(7,194)	$(7,411)	$(252,988)

Basic and diluted net loss per common share	$(0.24)	$(0.25)

Shares used in basic and diluted net loss per common share
calculation	29,769,115	29,755,876

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			October 22,
			1992
			(inception)
	Three Months Ended		through
	March 31,		March 31,
	2009	2008	2009
Operating Activities
Net cash used in operating activities	$(5,168)	$(6,705)	$(206,536)

Investing Activities
Purchases of property and equipment	-	(5)	(29,015)
Proceeds from disposal of property and equipment	4	6	486
Settlement of asset retirement obligation	-	(210)	(210)
Decrease (increase) in restricted cash and investments	3,469	210	(5,568)
Purchases of available-for-sale securities	(11,998)	(7,947)	(1,023,464)
Maturities of available-for-sale securities	12,448	15,703	985,773
Net cash provided (used in) by investing activities	3,923	7,757	(71,998)
Financing Activities
Proceeds from long-term obligations	-	-	10,133
Proceeds from warrants and options exercised	-	261	16,215
Proceeds from issuance of common stock, net of issuance
costs and repurchases	-	-	253,491
Repayment of loan and other financing activities	(7,000)	-	(246)
Net cash (used in) provided by financing activities	(7,000)	261	279,593
Net (decrease) increase in cash and cash equivalents	(8,245)	1,313	1,059
Cash and cash equivalents, beginning of period	9,304	359	-
Cash and cash equivalents, end of period	$1,059	$1,672	$1,059

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Unaudited Interim Financial Statements

     The accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results reported for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future interim period or for the entire year ending December 31, 2009. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009.

     The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. Actual results could differ materially from those estimates.

     Recent Accounting Pronouncements

     On January 1, 2009, we adopted the provisions of SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. The company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

     On January 1, 2009, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-01, Accounting for Collaborative Agreements (“EITF 07-01”). EITF 07-01 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-01 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. Our adoption of EITF 07-01 did not have a material impact on our financial statements.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating this FSP and we do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating this FSP and we do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating this FSP and we do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

2. Share-Based Compensation

     During the three months ended March 31, 2009 and 2008, respectively, share-based compensation expense has been recognized for all our share-based compensation plans as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Research and development	$(148)	$(152)
General and administrative	(367)	(388)
Share-based compensation expense before taxes	(515)	(540)
Related income tax benefits	-	-
Share-based compensation expense, net	$(515)	$(540)

     Since we have cumulative operating losses as of March 31, 2009 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements during the three-month periods ended March 31, 2009 and 2008, respectively.

     As of March 31, 2009, we had stock options outstanding to employees, non-employee directors, and consultants under three share-based compensation plans; however, only the 2006 Incentive Stock Option Plan (“2006 Plan”) was available for future grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders, had a ten-year duration and were terminated on March 29, 2006. The 2006 Plan was approved by our stockholders in May 2006 and is an amendment and restatement of the 2000 Equity Incentive Plan (“2000 Plan”) which was adopted by Avigen’s Board of Directors in June 2000. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan.

     In general, the outstanding options under these plans were granted at a price equal to the fair market value of our stock on the date of grant with a term of 10 years. Grants under the 2006 Plan and 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments. As of March 31, 2009, we had an aggregate of 3,790,451 shares of our common stock reserved for issuance under these plans subject to outstanding awards and 2,341,468 shares available for future grants of share-based awards under the 2006 Plan.

     The following table summarizes option activity with regard to all stock options:

	Outstanding Options
		Weighted-
	Number of	Average Exercise
	Shares	Price per Share
Outstanding at December 31, 2008	4,142,324	$6.48
Granted	-	-
Canceled	(351,873)	5.41
Exercised	-	-
Outstanding at March 31, 2009	3,790,451	$6.58

     There were no employee stock options granted during the three months ended March 31, 2009. The fair value of our employee stock options granted during the three months ended March 31, 2008, were estimated under the Black-Scholes option valuation model with the weighted average assumptions shown in the table below. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based primarily on analyses of historical employee termination and option exercise behavior; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.

	Three Months Ended
	March 31,
	2009	2008
Expected volatility	n/a	0.5203
Risk free interest rate	n/a	2.75%
Expected life of options in years	n/a	4.5
Expected dividend yield	n/a	0%

     Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant. The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 was $1.53 per share. The total intrinsic value of options exercised during the three months ended March 31, 2008 was approximately $91,000. The total intrinsic value of options outstanding and options exercisable at March 31, 2009 was $51,000 and $39,000, respectively. The weighted average remaining contractual life of options exercisable at March 31, 2009 was 3.3 years.

     As of March 31, 2009, there was approximately $0.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.5 years.

     As of March 31, 2009, we had 3.7 million outstanding stock options that had vested or are expected to vest with a weighted average exercise price of $6.64, a weighted average remaining contractual term of 3.8 years and an aggregate intrinsic value of $48,000.

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

     Restricted Cash and Investments

     At March 31, 2009, $2.0 million of available-for-sale securities were classified as restricted investments in non-current assets. At December 31, 2008, $7.0 and $2.0 million of available-for-sale securities were classified as restricted cash and investments in current assets and restricted investments in non-current assets, respectively. The total of these amounts that are classified as current and non-current restricted cash and investments at the end of each period represents the combined aggregate portion of our portfolio of available-for-sale securities that were pledged in connection with certain liabilities at the end of each period. As of March 31, 2009, we repaid our outstanding bank borrowings of $7.0 million and correspondingly reduced our reported amount of restricted cash and investments in current assets that was associated with the collateral on the debt.

     At March 31, 2009, $3.6 million of cash was held in an irrevocable grantor trust, or rabbi trust, which the company maintains to hold amounts intended to fund benefit obligations under the Avigen, Inc. Management Transition Plan (Plan). These funds represent reserves for severance pay and benefits to eligible terminating employees as defined by the Plan. The cash in the rabbi trust is consolidated with that of the company and is reported at fair value and classified as restricted cash and investments in current assets. The related accrued severance obligation is reported at fair value and included in accrued compensation and related expenses.

     The following is a summary of cash, restricted investments, and available-for-sale securities as of March 31, 2009 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$4,589	$-	$-	$4,589
Corporate debt securities	8,782	24	(153)	8,653
Federal agency obligations	24,719	272	-	24,991
Asset-backed and other securities	6,228	44	(6)	6,266
Total	$44,318	$340	$(159)	$44,499
Amounts reported as:
Cash and cash equivalents	$1,059	$-	$-	$1,059
Restricted cash and investments	5,567	-	-	5,567
Available for sale securities	37,692	340	(159)	37,873
Total	$44,318	$340	$(159)	$44,499

     The weighted average maturity of our investment portfolio at March 31, 2009 was 227 days, with $35.7 million carrying an effective maturity of less than twelve months, and $8.8 million carrying an effective maturity between one and three years.

     The following is a summary of cash, restricted cash and investments, and available-for-sale securities as of December 31, 2008 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and money market funds	$9,304	$-	$-	$9,304
Corporate debt securities	8,541	11	(58)	8,494
Federal agency obligations	25,781	488	-	26,269
Asset-backed and other securities	12,856	-	(84)	12,772
Total	$56,482	$499	$(142)	$56,839
Amounts reported as:
Cash and cash equivalents	$9,304	$-	$-	$9,304
Restricted cash and investments	9,036	-	-	9,036
Available-for-sale securities	38,142	499	(142)	38,499
Total	$56,482	$499	$(142)	$56,839

     The weighted average maturity of our investment portfolio at December 31, 2008 was 233 days, with $41.5 million carrying an effective maturity of less than twelve months, and $15.3 million carrying an effective maturity between one and two years.

     Net realized gains on sales and maturities of available-for-sale securities were approximately $58,000 and $69,000 for the three-month periods ended March 31, 2009 and 2008, respectively.

     At March 31, 2009 and December 31, 2008, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
March 31, 2009	Losses	Value	Losses	Value
Corporate debt securities	$(153)	$4,601	$-	$-
Asset-backed and other securities	-	484	(6)	994
Total	$(153)	$5,085	$(6)	$994

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Losses	Value	Losses	Value
Corporate debt securities	$(14)	$2,239	$(44)	$3,482
Asset-backed and other securities	(52)	11,804	(32)	968
Total	$(66)	$14,043	$(76)	$4,450

     The gross unrealized losses reported above for March 31, 2009 and December 31, 2008 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

4. Fair Value of Financial Instruments

     Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, and effective October 10, 2008, we adopted FSP FAS 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active, except as it applies to nonfinancial assets and nonfinancial liabilities subject to FSP FAS 157-2. SFAS 157 applies to all fair value measurements not otherwise specified in an existing standard, clarifies how to measure fair value, and expands fair value disclosures. SFAS 157 does not significantly change our previous practice with regard to asset valuation. The SFAS 157 framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

     The following methods and assumptions were used to determine the fair value of each class of assets recorded at fair value in the balance sheets:

     Cash equivalents: Cash equivalents consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of these funds, the Company considers all cash equivalents as Level 1 inputs.

     Available-for-sale securities at fair value: Fair values are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value in accordance with SFAS 157. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in valuation methodologies include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. We utilize multiple third-party pricing services to obtain fair value; however, we generally obtain one price for each individual security. We also review the fair value hierarchy classifications. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

     A financial asset’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of credit risk associated with investing in those securities. The following table provides the fair value measurements of our financial assets according to the fair value levels defined by SFAS 157 as of March 31, 2009:

		Fair Value Measurements at March 31, 2009 Using
		Level 1	Level 2	Level 3
	Total Carrying	Quoted prices in	Significant other	Significant
	Value as of	active markets	observable	unobservable
	March 31, 2009		inputs	inputs
Cash and money market
funds	$4,589	$4,589	$--	$--
Corporate debt securities	8,653	--	8,653	--
Federal agency obligations	24,991	--	24,991	--
Asset-backed and other
securities	6,266	--	6,266	--
Total	$44,499	$4,589	$39,910	$--

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

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2009.

5. Settlement of Asset Retirement Obligation

     On March 11, 2008, we entered into an agreement with ARE-1201 Harbor Bay, LLC, to amend our building lease in connection with approximately 45,000 square feet of laboratory and office space at 1201 Harbor Bay Parkway, Alameda, CA. Prior to this amendment, under the terms of the building lease, which subsequently expired on May 31, 2008, we could have been required, at the landlord’s sole discretion, to remove, reconfigure or otherwise alter some of the improvements we had made to the facility. We had previously determined the fair value of this asset retirement obligation was approximately $484,000 at December 31, 2007, based on an assessment of a range of possible settlement dates and amounts.

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

6. Severance Expense

     In March 2009, we announced that our Board of Directors had discontinued strategic merger discussions to develop a plan for liquidation. As a result, our Board of Directors determined that the company no longer needed to retain the services of a majority of its employees that were supporting strategic discussions and we reduced our headcount accordingly, including three officers of the company.

     In connection with this action, we incurred obligations to pay severance benefits to qualified employees under the Avigen, Inc. Management Transition Plan (Plan), including salary continuation payments and health benefits continuation as defined in the Plan. For the period ended March 31, 2009, we recognized a severance expense of approximately $2.1 million. In addition, under the terms of the Plan, outstanding unvested stock options held by terminated employees were subject to accelerated vesting conditions and an increase in the post termination exercise period and we recognized a non-cash, share-based compensation charge of approximately $0.2 million for the period ended March 31, 2009.

7. Sublease Income

     We lease approximately 67,000 square feet of laboratory, manufacturing, and office facilities in Alameda California under a non-cancellable operating lease agreement that expires November 30, 2010 and have entered into sublease agreements for portions of these facilities. In February 2009, we entered into a sublease agreement commencing March 1, 2009 through November 30, 2010 for approximately 16,500 square feet of laboratory and office facilities that will expire November 2010. Under the terms of this sublease, we expect to receive approximately $905,000 in sublease income and recovery of operating costs over the future lease period.

     As of March 31, 2009, approximately 30,900 square feet of our facilities that are leased through November 2010, are subleased to corporate tenants not affiliated with Avigen. The sublease agreements run concurrent with the respective duration of our underlying lease term.

     At March 31, 2009, our future minimum commitments under non-cancelable facilities operating leases, net of sublease income, are a follows (in thousands):

	Minimum Lease	Sublease Income	Net Lease
	Commitments		Commitments
Year ending December 31:
2009	$1,219	$(671)	$548
2010	1,543	(839)	704
2011	-	-	-
2012	-	-	-
2013 and thereafter	-	-	-
Total	$2,762	$(1,510)	$1,252

8. Long Term Loan Payable

     In June 2000, we entered into a financing arrangement with Wells Fargo Bank, National Association (the “Bank”) to support construction-related activities. Under this arrangement, we had the right to borrow up to $10.0 million through June 1, 2003. This revolving line of credit was amended several times to extend the expiration date and is currently scheduled to expire on November 30, 2009. Under the terms of the credit facility, as renewed, we could from time to time during the term of the Loan Commitment partially or wholly repay any outstanding borrowings, provided that amounts repaid could not be re-borrowed, and that the outstanding principal balance of the loan commitment would be due and payable in full on November 30, 2009. At December 31, 2008, we had outstanding borrowings of $7.0 million that was classified as a current liability. As of March 31, 2009, we had repaid our total outstanding borrowings and are no longer able to borrow against the loan commitment.

     In addition, the Bank separately maintains our currently outstanding standby letter of credit in the amount of $2.0 million pursuant to the terms required under our building operating lease that expires in November 2010 and is issued in favor of the property owner.

9. Comprehensive Loss

     Components of other comprehensive loss, including unrealized gains and losses on available-for-sale securities, were included as part of total comprehensive loss.

	Three Months Ended
(In thousands)	March 31,
	2009	2008
Net loss	$(7,194)	$(7,411)
Net unrealized (loss) gain on available-for-sale securities	(175)	460
Comprehensive loss	$(7,369)	$(6,951)

10. Basic and Diluted Net Loss Per Common Share

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

	Three Months Ended
	March 31,
	2009	2008
Potential dilutive stock options outstanding	12,661	28,770
Outstanding securities excluded from the potential
dilutive common shares calculation (1)	3,925,294	3,816,921

(1)	For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock the exercise prices of which exceed the average of the closing sale prices of our common stock as reported on the NASDAQ Global Market for the period.

11. Stockholders’ Equity

     As of March 31, 2009, we had one warrant outstanding for 15,000 shares of our common stock with an exercise price equal to $6.50. The warrant was issued in March 2004 as partial consideration for the acquisition of some intellectual property rights used in our research and development activities and has a ten-year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis of financial conditions and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009.

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

Overview

     Avigen is a biopharmaceutical company that has focused on identifying and developing differentiated products to treat patients with serious disorders. Our strategy was to conceive or acquire and develop opportunities that represent a positive return to Avigen’s stockholders. Our current potential product is AV411, a glial attenuator, for neuropathic pain and opioid withdrawal and methamphetamine addiction.

     Prior to October 2008, we had been developing a product candidate, AV650, for the treatment of spasticity associated with multiple sclerosis. In that month, we announced that top-line data from a Phase 2b clinical trial of AV650 did not achieve statistical significance on its primary endpoint or most secondary endpoints. There were no safety issues. We believe that the trial was adequately powered and all statistical parameters were in line with expectations. Based on these results, we terminated the AV650 program and initiated a restructuring to immediately reduce our expenses and preserve our remaining financial resources in order to evaluate other strategic opportunities.

     The restructuring included a significant staff reduction and closure of portions of our leased facilities in November 2008.

     In December 2008, we completed a sale of our early-stage AV513 program for $7.1 million to Baxter Healthcare Corporation. We also expanded our efforts to monetize our AV411 program for neuropathic pain and addiction. While the ongoing NIDA-funded Phase 1b/2a trials for AV411 in opioid withdrawal and methamphetamine relapse will continue in 2009, we do not intend to initiate Phase 2 clinical trials for neuropathic pain or other indications.

     In January 2009, we initiated an orderly and competitive process to review merger and acquisition opportunities. We believed that the strength of our financial position would allow us to enter into a favorable merger and acquisition transaction and lead to increased value for our stockholders. During the quarter ended March 31, 2009, our Board of Directors was engaged in a proxy fight initiated by our largest stockholder which resulted in a Special Meeting of Stockholders. On March 27, 2009, Avigen’s stockholders rejected a proposal to remove the current members of the Board of Directors; however, Avigen’s Board believed it was no longer prudent to continue its strategic review process and, therefore abandoned strategic merger discussions and announced its intention to develop a plan of dissolution that would maximize the liquidation value of the company. In connection with this action, our Board of Directors determined that the company no longer needed to retain the services of a majority of our employees that were supporting strategic discussions and we reduced our headcount accordingly, including three officers of the company. As a result, we incurred obligations to pay severance benefits to qualified employees under the Avigen, Inc. Management Transition Plan, including salary continuation payments and health benefits continuation. For the three months ended March 31, 2009, we recognized a severance expense of approximately $2.1 million. In addition, under the terms of the Management Transition Plan, outstanding unvested stock options held by terminated employees were subject to accelerated vesting conditions and an increase in the post termination exercise period and we recognized a non-cash, share-based compensation charge of approximately $0.2 million for the period ended March 31, 2009.

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the commercial sale of our products in development, and we do not anticipate generating revenue from the commercialization of AV411 in the foreseeable future. Currently we have suspended development for AV411 for neuropathic pain but have continued our ongoing clinical development for AV411 for opioid addition and withdrawal which is being primarily funded by third-parties. We are developing a plan of dissolution that could include a sale of our AV411 development program or a sale of the entire company.

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

     We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements. These policies have not changed from those presented in our Annual Report on Form 10-K for the period ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009.

Results of Operations

     Research and development expenses

     Historically, we maintained a small staff level and subleased portions of our leased operating facilities to reduce our overhead costs. In November 2008, we completed a significant restructuring plan to further reduce infrastructure expenses including a reduction of our staff level by approximately 70 percent, and initiated a wind down of all remaining research and development activities associated with our potential products that had been performed with external resources to optimize the pace and cost of these activities. This was intended to preserve our financial resources, minimize our exposure to fixed costs for staff and facilities and increase our control over the strategic timing and use of all of our resources. During the quarter ended March 31, 2009, the number of our staff overseeing research and development activities associated with AV411 and related compounds, was four. As a result of the staff reduction in March 2009, we only have one employee associated with research and development.

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

     The costs associated with these two primary functions of our research and development activities approximate the following (in thousands, except percentages):

			Percentage
			decrease
	Three Months Ended		over same
	March 31,		period of
	2009	2008	prior year
Research and preclinical development	$1,110	$3,022	(63%)
Clinical development	1,668	3,240	(49%)
Total research and development expenses	$2,778	$6,262	(56%)

     Because a significant percentage of our research and development resources contributed to multiple development programs, the majority of our costs were not directly attributed to individual development programs. We based decisions regarding our project management and resource allocation primarily on interpretations of scientific data, rather than cost allocations. Our estimates of costs between research and preclinical development and clinical development activities were primarily based on staffing roles within our research and development departments. As such, costs allocated to specific projects may not necessarily reflect the actual costs of those efforts and, therefore, we do not generally evaluate actual costs-incurred information on a project-by-project basis. In addition, we are unable to estimate the future costs to complete any specific projects.

     Research and preclinical development

			Percentage
			decrease
	Three Months Ended		over same
(In thousands, except percentages)	March 31,		period of
	2009	2008	prior year
Personnel-related	$225	$587	(62%)
Share-based compensation	80	143	(44%)
Severance	68	-	n/a
External research and development	381	1,142	(67%)
Depreciation and amortization	-	346	(100%)
Other expenses including facilities overhead	356	804	(56%)
Total research and preclinical development expenses	$1,110	$3,022	(63%)

     The decrease in our total research and preclinical development expenses for the three-month period ended March 31, 2009, compared to the same period in 2008, of $1.9 million, was primarily due to changes in costs for the following:

  lower expenditures for external research and development services from third-party service providers of $761,000, primarily reflecting the wind down of external animal studies and other research and development activities for our drug development programs, lower facilities and other allocated expenses of $448,000, primarily due to the reduction of rent and other overhead expenses associated with a net reduction in use of our leased facilities through lease expirations in 2008 and expanded sublease recoveries in 2009, lower personnel-related expenses of $362,000, due to lower staff levels, as a result of a significant staff reduction in November 2008, and lower depreciation and amortization expenses of $346,0000, reflecting the end of the depreciable lives for equipment and leasehold improvements associated with our leased facility that expired in May 2008, and the impairment charges for leasehold improvements and equipment that we recognized in December 2008.

     Clinical development

			Percentage
			(decrease)
			increase
	Three Months Ended		over same
(In thousands, except percentages)	March 31,		period of
	2009	2008	prior year
Personnel-related	$205	$489	(58%)
Share-based compensation	68	9	656%
Severance	441	-	n/a
External clinical development	914	2,622	(65%)
Other expenses including facilities overhead and
depreciation	40	120	(67%)
Total clinical development expenses	$1,668	$3,240	(49%)

     The decrease in our total clinical development expenses for the three-month period ended March 31, 2009, compared to the same period in 2008, of $1.6 million, was primarily due to changes in costs for the following:

  lower expenditures for external clinical development services from third-party suppliers of $1.7 million, primarily reflecting the wind down of clinical trials and other clinical drug development activities, and lower personnel-related expenses of $284,000, due to lower staff levels, as a result of a significant staff reduction in November 2008,

partially offset by,

  higher severance expenses of $441,000, primarily due to severance expense accrued in connection with the staff reduction in March 2009.

     Total research and development expenses for the three months ended March 31, 2009 were within management’s expectations as it accelerated the wind down of ongoing research and development activities. In March 2009, we further reduced our headcount and expect our total research and development spending in future periods to decrease significantly while we pursue efforts to monetize our AV411 program and develop a plan of dissolution.

     General and administrative expenses

			Percentage
			(decrease)
			increase
	Three Months Ended		over same
(In thousands, except percentages)	March 31,		period of
	2009	2008	prior year
Personnel-related	$462	$875	(47%)
Share-based compensation	367	388	(5%)
Severance	1,633	-	n/a
Legal and professional fees	1,749	271	545%
Facilities, depreciation and other allocated
expenses	767	754	2%
Total general and administrative expenses	$4,978	$2,288	118%

     The increase in our total general and administrative expenses for the three-month period ended March 31, 2009, compared to the same period in 2008, of $2.7 million, was primarily due to changes in costs for the following:

  severance expenses recorded of $1.6 million, primarily related to the severance expense accrued in connection with the termination of three executives in March 2009, and higher legal and professional fees of $1.5 million, primarily due to higher legal and advisory expenses associated with our response to a proxy fight and unsolicited tender offer and our review of strategic merger and acquisition opportunities, partially offset by,

  lower personnel-related expenses of $413,000, due to lower staff levels, as a result of a significant staff reduction in November 2008.

     Total general and administrative expenses for the three months ended March 31, 2009 exceeded managements original expectations due to the significant legal and other costs incurred in connection with responding to the proxy fight and hostile tender offer. In March 2009, we further reduced our headcount and expect a significant reduction in legal and professional fees for the remainder of the fiscal year while we develop a plan of dissolution.

     Impairment loss related to long-lived assets

			Percentage
			increase
	Three Months Ended		over same
(In thousands, except percentages)	March 31,		period of
	2009	2008	prior year
Impairment loss related to long-lived assets	$-	$(274)	n/a

     The credit recorded to impairment loss related to long-lived assets for the three-month period ended March 31, 2008, reflects the gain of $274,000 recorded in connection with the settlement of our asset retirement obligation related to our building lease for an amount below the carrying value of the accrued liability.

     Interest income

			Percentage
			decrease
	Three Months Ended		over same
(In thousands, except percentages)	March 31,		period of
	2009	2008	prior year
Interest income	$473	$931	(49%)

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The decrease in interest for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to the decrease in our outstanding interest-bearing cash and securities balances, due to the use of such resources to fund our on-going operations, as well as the general decline in market interest rates.

     Sublease income

			Percentage
			increase
	Three Months Ended		over same
(In thousands, except percentages)	March 31,		period of
	2009	2008	prior year
Sublease income	$138	$55	151%

     During the three months ended March 31, 2009, we entered into an additional sublease agreement that increased the total amount of our leased facilities under sublease agreements to 30,950 square feet, or approximately 46%. Remaining contractual sublease income of $1.5 million is expected to be recognized ratably over the remaining terms of the sublease agreements, which expire in November 2010.

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

Liquidity and Capital Resources

     Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Between May 1996, the date of our initial public offering, and March 31, 2009, we raised $235.7 million from private placements and public offerings of our common stock and warrants to purchase our common stock.

     In December 2008, we received $7.1 million in cash proceeds from Baxter Healthcare Corporation in connection with the sale of the rights to our early stage blood coagulation compound, AV513.

     We have attempted to contain costs and reduce cash flow by renting facilities, subleasing facilities no longer critical to our future operations, contracting with third parties to conduct research and development and using consultants, where appropriate. In November 2008, we completed a significant restructuring and staff reduction intended to reduce our future expenses and preserve our financial resources. We expect to incur future expenses in connection with efforts to monetize our AV411 assets and develop a plan of dissolution and we do not intend to initiate Phase 2 clinical trials for AV411 for neuropathic pain. As a result, we expect full-year 2009 expenses to be significantly below the spending levels of recent fiscal years related to our previous research and development activities, and expenses for the remaining quarters of 2009 to be significantly below the expenses incurred for the three months ended March 31, 2009, due primarily to legal and advisory expenses associated with our response to a proxy fight and unsolicited tender offer and our review of strategic merger and acquisition opportunities in the three months ended March 31, 2009.

     At March 31, 2009, we had cash, cash equivalents, available-for-sale securities, and restricted cash and investments, of approximately $44.5 million, compared to approximately $56.8 million at December 31, 2008. In March 2009 we paid the $7.0 million of outstanding borrowings under our credit facility, which accounted for over half of this reduction. At March 31, 2009, we reported approximately $3.6 million of restricted cash and investments in current assets associated with monies placed in a trust account in connection with severance obligations under our Management Transition Plan. At March 31, 2009 and December 2008, we reported $2.0 million of restricted investments with non-current assets which represents the portion of our investment portfolio pledged as collateral to secure a letter of credit which serves as the security deposit on a building lease. Also at December 31, 2008, we reported restricted cash and investments with current assets of $7.0 million representing the portion of our investment portfolio pledged as collateral for outstanding borrowings against our credit facility. These outstanding bank borrowings were fully repaid in March 2009 and the corresponding restricted investments reduced. We do not consider our restricted cash and investments a current source of additional liquidity.

     As of March 31, 2009, our commitments under building leases, net of scheduled cost recoveries under sublease agreements, were significantly lower than our net commitments reported as of December 31, 2008 due to the additional sublease agreement entered into during the first quarter of 2009. As of March 31, 2009, we had net future minimum commitments under non-cancellable building leases totaling approximately $1.3 million, payable in varying amounts through November 2010 (See Note 7 of Notes to our Condensed Financial Statements in Item 1.

     Operating Activities. Net cash used in operating activities was $5.2 million during the three months ended March 31, 2009. Net cash used in operating activities during this period was primarily used to fund costs associated with our response to a proxy fight and hostile tender offer, and winding down clinical research and development activities, including non-clinical studies and clinical trials performed by third parties.

     Investing and Financing Activities. Net cash provided by investing activities and used in financing activities during the three months ended March 31, 2009 was $3.9 million and $7.0 million, respectively. The cash provided by investing activities consisted primarily of a net decrease in restricted cash and investments of approximately $3.5 million. This reduction in restricted cash and investments resulted from the release of $7.0 million in collateral in connection with the repayment of our bank borrowings, partially offset by monies placed in an irrevocable grantor trust in connection with severance obligations under the company’s Management Transition Plan. The cash used in financing activities represented the repayment of our outstanding bank borrowings.

     We anticipate that our existing capital resources as of March 31, 2009, after considering our anticipated decrease in spending as a result of restructurings and staff reductions since November 2008, will allow us to pursue a plan of dissolution that could deliver significant value to our stockholders. However, if we are unable to monetize our remaining assets or reduce our remaining building lease obligations, we may not be able to deliver value to our stockholders at or above our net cash assets at March 31, 2009 less wind up costs. Our ability to return capital to stockholders will depend on many factors, including:

  how successful, if at all, we are at selling assets, including our AV411 drug development program, or entering into an agreement to sell the company;

  the costs involved in winding up our remaining ongoing research and development activities;

  the costs involved in filing, prosecuting and enforcing patent claims and other intellectual property rights;

  the costs involved with winding up any corporate obligations associated with a plan of dissolution; and

  other factors which may not be within our control.

Risks Related to Our Business

We are in the process of pursuing a dissolution or sale of Avigen, which we may not be able to do on terms we believe we should be able to for our stockholders

     We are pursuing on separate tracks the sale of Avigen or the dissolution of the company. We may not be able to negotiate a sale of the company on favorable terms, or if we are our stockholders may not approve such sale, in which case we will pursue a dissolution of the company. Our ability to return the value of our company to our stockholders that we believe the company is worth in a dissolution will depend upon our ability to monetize our AV411 product and our agreement with Genzyme, which we may not be able to do on terms we believe are favorable, as described below.

We are in the process of pursuing a monetization of our AV411 product, which we may not be able to do on terms we believe we should be able to obtain for this product

     We are pursuing the sale of our AV411 product. We believe that this product has substantial value, but given the current economic climate, as well as the fact that we are in the process of winding down the company, we may not be able to find a buyer that is willing to pay what we believe is the fair value for AV411. If we are not able to do so, we will not be able to return to our stockholders the value that we believe we should be able to obtain for AV411.

We are in the process of pursuing a monetization of our rights under our Genzyme agreement, which we may not be able to do on terms we believe we should be able to obtain for these rights

     We are pursuing discussions with Genzyme to have Genzyme purchase from us the rights under our existing agreement with Genzyme, and are seeking in the alternative to sell these rights to another party . We believe that these rights have substantial value, but given the fact that we are in the process of winding down the company, we may not be able to find a buyer that is willing to pay what we believe is the fair value for these rights, and Genzyme may not be willing to purchase these rights for the value that we believe they are worth. If we are not able to monetize these rights on the terms that we believe they are worth, we will not be able to return to our stockholders the value that we believe we should be able to obtain for these rights.

We will incur costs as we pursue the sale or dissolution of Avigen, which may be more than we expect, which could result in a return to our stockholders of less than we expect

     We will continue to incur operating costs as we pursue the sale or dissolution of the company. We are being very frugal with respect to the costs we are incurring, but we will need to continue to incur costs of operations as we wind down the company. If we are presented with the opportunity to sell the company on terms favorable to our stockholders, we will incur substantial costs in negotiating the transaction and seeking stockholder approval. Even in a dissolution, we will need to solicit stockholder approval, which will take time and we will incur costs in such solicitation. If these costs are more than we expect, it will decrease the amount that we currently expect to be able to return to our stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009, have not changed significantly. We have evaluated the risk associated with our portfolios of investments in marketable securities and have deemed this market risk to be immaterial. If market interest rates were to increase by 100 basis points, or 1%, from their March 31, 2009 levels, we estimate that the fair value of our securities portfolio would decline by approximately $246,000 compared to our estimated exposure of $341,000 at December 31, 2008, primarily due to the reduction in size of our overall portfolio.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of March 31, 2009. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     In March 2009, we announced that we had discontinued strategic merger discussions and intended to develop a plan of dissolution. We believe this has significantly changed our risk profile, including the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009. The risks relating to our business now relate primarily to preserving the value, and monetizing, our assets as we seek to sell or dissolve the company. We have updated these risk factors in Part 1, Item 2 of this Quarterly Report on Form 10-Q under the caption “Risks Related to Our Business” to take into account these recent developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The results of the matters voted upon at our Special Meeting of Stockholders held on March 27, 2009, are set forth in Exhibit 99.1 to our Current Report on Form 8-K, which report is incorporated by reference here.

     Following the meeting, each of our current directors continued in office. These directors are:

     Kenneth Chahine, Ph.D., J.D.
     Zola Horovitz, Ph.D.
     John K.A. Prendergast, Ph.D.
     Jan Öhrström, M.D.
     Richard Wallace, B.Com.(Hons)
     Stephen Dilly, M.B.B.S., Ph.D.

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

AVIGEN, INC.

Date: May 8, 2009	By:	/s/ ANDREW A. SAUTER
Andrew A. Sauter
Chief Executive Officer, President and
Chief Financial Officer

EXHIBIT INDEX
Exhibit Number		Exhibits
2.	1(5)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
2.	2(7)	Asset Purchase Agreement, dated December 17, 2008, by and between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. (collectively “Baxter”) and Avigen
3.	1(8)	Amended and Restated Certificate of Incorporation
3.	1.1(2)	Certificate of Amendment to Certificate of Incorporation
3.	1.2(3)	Certificate of Amendment to Certificate of Incorporation
3.	1.3(8)	Certificate of Designation
3.	2(6)	Restated Bylaws of the Registrant
4.	1(1)	Specimen Common Stock Certificate
10.	1(9)	Compensation Agreements with Named Executive Officers
31.	1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.	2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.	1(4)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the SEC on February 13, 2001 (Commission File No. 000-28272).

(3)	Incorporated by reference from such document filed as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on June 26, 2007 (Commission File No. 000-28272).

(4)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Avigen under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006 (Commission File No. 000-28272). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 8, 2007 (Commission File No. 000-28272).

(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009 (Commission File No. 000-28272). Portions of this exhibit have been omitted pursuant to request for confidential treatment.

(8)	Incorporated by reference from such document filed as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on November 24, 2008 (Commission File No. 000-28272).

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Avigen’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009, and to the disclosure in Item 5.02 of Avigen’s Current Report on Form 8-K filed with the SEC on April 22, 2009 (Commission File No. 000-28272).