Form 10-Q
period 2009-09-30
AVIGEN INC \DE
filed 2009-11-09
CIK 932903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

     The number of outstanding shares of the registrant’s Common Stock as of October 30, 2009, was 29,836,365 shares.

AVIGEN, INC.
FORM 10-Q
Quarter Ended September 30, 2009

INDEX

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets at September 30, 2009 and December 31, 2008	3
	Condensed Statements of Operations -
	For the three and nine months ended September 30, 2009 and 2008 and the
	period from October 22, 1992 (inception) through September 30, 2009	4
	Condensed Statements of Cash Flows -
	For the nine months ended September 30, 2009 and 2008 and the period
	from October 22, 1992 (inception) through September 30, 2009	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
Item 4T.	Controls and Procedures	28

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURES		30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AVIGEN, INC.
(a development stage company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$34,962	$9,304
Available-for-sale securities	-	38,499
Restricted cash and investments	2,941	7,036
Accrued interest	7	468
Prepaid expenses and other current assets	199	446
Total current assets	38,109	55,753
Restricted cash and investments	2,000	2,000
Property and equipment, net	26	52
Deposits and other assets	205	241
Total assets	$40,340	$58,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$510	$2,019
Accrued compensation and related expenses	1,547	1,102
Loan payable	-	7,000
Other current liabilities	39	119
Total current liabilities	2,096	10,240
Deferred rent and other liabilities	461	602
Total liabilities	2,557	10,842
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,836,365 and 29,769,115 shares issued
and outstanding at September 30, 2009
and December 31, 2008, respectively	30	30
Additional paid-in capital	293,516	292,611
Accumulated other comprehensive income	-	357
Deficit accumulated during development stage	(255,763)	(245,794)
Total stockholders' equity	37,783	47,204
Total liabilities and stockholders' equity	$40,340	$58,046

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share information)
(unaudited)

					Period
					from
					October
					22, 1992
					(inception)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Revenue	$3	$-	$103	$-	$22,777

Operating expenses:
Research and development	226	5,678	3,566	17,841	204,353
General and administrative	1,766	1,848	8,180	6,398	94,823
Impairment loss related to long-lived assets	-	-	-	(274)	6,719
In-license fees	-	2,500	-	2,500	10,534
Total operating expenses	1,992	10,026	11,746	26,465	316,429
Loss from operations	(1,989)	(10,026)	(11,643)	(26,465)	(293,652)
Interest expense	-	(59)	(44)	(222)	(3,995)
Interest income	316	594	1,115	2,289	39,847
Sublease income	232	97	594	270	2,294
Other income (expense), net	(7)	(9)	9	(27)	(257)

Net loss	$(1,448)	$(9,403)	$(9,969)	$(24,155)	$(255,763)

Basic and diluted net loss per common share	$(0.05)	$(0.32)	$(0.33)	$(0.81)

Shares used in basic and diluted net loss per
common share calculation	29,831,971	29,769,115	29,807,557	29,764,487

See accompanying notes.

AVIGEN, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			October 22,
			1992
			(inception)
	Nine Months Ended		through
	September 30,		September 30,
	2009	2008	2009
Operating Activities
Net cash used in operating activities	$(9,669)	$(21,199)	$(211,037)

Investing Activities
Purchases of property and equipment	-	(106)	(29,015)
Proceeds from disposal of property and equipment	48	14	530
Settlement of asset retirement obligation	-	(210)	(210)
Decrease (increase) in restricted investments	4,095	391	(4,942)
Purchases of available-for-sale securities	(15,207)	(14,082)	(1,026,673)
Sales and Maturities of available-for-sale securities	53,350	42,483	1,026,675
Net cash (used in) provided by investing activities	42,286	28,490	(33,635)
Financing Activities
Proceeds from long-term obligations	-	-	10,133
Proceeds from warrants and options exercised	41	261	16,256
Proceeds from issuance of common stock, net of issuance
costs and repurchases	-	-	253,491
Repayment of loan and other financing activities	(7,000)	-	(246)
Net cash (used in) provided by financing activities	(6,959)	261	279,634
Net increase in cash and cash equivalents	25,658	7,552	34,962
Cash and cash equivalents, beginning of period	9,304	359	-
Cash and cash equivalents, end of period	$34,962	$7,911	$34,962

See accompanying notes.

AVIGEN, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Unaudited Interim Financial Statements

     The accompanying unaudited condensed financial statements of Avigen, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and accruals, considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results reported for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future interim period or for the entire year ending December 31, 2009. These unaudited interim financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009.

     The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

     In connection with the preparation of these condensed financial statements, management has evaluated all events or transactions that occurred after September 30, 2009 up through the time of filing on November 9, 2009, the date these condensed financial statements were issued. During this period, there were no material subsequent events that require disclosure in the unaudited condensed financial statements.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. Actual results could differ materially from those estimates.

     Recent Accounting Pronouncements

     In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, as codified in the FASB Accounting Standard Codification (ASC) topic 105, Generally Accepted Accounting Principles (ASC 105). This statement establishes that the FASB Accounting Standards Codification will become the authoritative source of U.S. generally accepted accounting procedures (GAAP) and that rules and interpretive releases of the SEC will also be sources of authoritative GAAP for SEC registrants. Following this statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. Our adoption of ASC 105 effective September 30, 2009 did not have a material effect on our condensed financial statements.

     On January 1, 2009, we adopted the provisions of SFAS No. 141(R), Business Combinations, as codified in FASB ASC topic 805, Business Combinations (ASC 805). ASC 805 changes several underlying principles in applying the purchase method of accounting. Among the significant changes, ASC 805 requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. ASC 805 also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, ASC 805 requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. The Company will assess the impact of ASC 805 if and when a future acquisition occurs.

     On January 1, 2009, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-01, Accounting for Collaborative Agreements, as codified in FASB ASC topic 808, Collaborative Agreements (ASC 808). This standard defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. ASC 808 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. Our adoption of ASC 808 did not have a material impact on our condensed financial statements.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, as codified in FASB ASC topic 825, Financial Instruments (ASC 825). This standard amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, as codified in ASC 825, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, as codified in FASB ASC topic 270, Interim Reporting (ASC 270), to require those disclosures in summarized financial information at interim reporting periods. ASC 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, ASC 825 requires comparative disclosures only for periods ending after initial adoption. Our adoption of ASC 825 did not have a material impact on our condensed financial statements.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as codified in FASB ASC topic 320, Investments – Debt and Equity Securities (ASC 320). This statement amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 320 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. Our adoption of ASC 320 did not have a material impact on our condensed financial statements.

     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified by FASB ASC topic 820, Fair Value Measurements and Disclosures, (ASC 820). This standard provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, ASC 820 requires comparative disclosures only for periods ending after initial adoption. Our adoption of ASC 820 did not have a material impact on our condensed financial statements.

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, as codified by FASB ASC topic 855, Subsequent Events (ASC 855). ASC 885 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, this standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Our adoption of ASC 855 did not have a material effect on our condensed financial statements.

     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified by FASB ASC topic 810, Consolidation (ASC 810). This standard amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise's involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 is effective for our fiscal year beginning January 1, 2010. We are currently reviewing the effect ASC 810 may have on our condensed financial statements.

     In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, as codified by FASB ASC subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820-10). This standard clarifies the application of ASC 820 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. ASC 820-10 is effective for all periods presented in accordance with ASC 820. The guidance in ASC 820-10 was effective immediately and did not have a significant impact on our condensed financial position or results of operations upon adoption. See Note 4: “Fair Value of Financial Instruments" to the notes to our condensed financial statements in this Form 10-Q for information and related disclosures regarding our fair value measurements.

     In February 2008, the FASB issued FSP SFAS 157-2, as codified by ASC subtopic 820-10, which delays the effective date of ASC 820 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are remeasured at least annually). The standard deferred the effective date of ASC 820 for non-financial assets and non-financial liabilities until our fiscal year beginning on January 1, 2009. On January 1, 2009, we adopted this standard, which did not have a material impact on our condensed financial statements.

2. Share-Based Compensation

     During the three and nine months ended September 30, 2009 and 2008, respectively, share-based compensation expense has been recognized for all our share-based compensation plans as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Research and development	$(49)	$(164)	$(253)	$(493)
General and administrative	(100)	(382)	(611)	(1,213)
Share-based compensation expense before taxes	(149)	(546)	(864)	(1,706)
Related income tax benefits	-	-	-	-
Share-based compensation expense, net	$(149)	$(546)	$(864)	$(1,706)

     Since we have cumulative operating losses as of September 30, 2009 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements during the three- and nine-month periods ended September 30, 2009 and 2008, respectively.

     As of September 30, 2009, we had stock options outstanding to employees, non-employee directors, and consultants under three share-based compensation plans; however, only the 2006 Incentive Stock Option Plan (“2006 Plan”) was available for future grants. The 1996 Equity Incentive Plan (“1996 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) were both approved by our stockholders, had a ten-year duration and were terminated on March 29, 2006. The 2006 Plan was approved by our stockholders in May 2006 and is an amendment and restatement of the 2000 Equity Incentive Plan (“2000 Plan”) which was adopted by Avigen’s Board of Directors in June 2000. The adoption of the 2006 Plan did not increase the number of shares available for grant under the 2000 Plan.

     In general, the outstanding options under these plans were granted at a price equal to the fair market value of our stock on the date of grant with a term of 10 years. Grants under the 2006 Plan and 1996 Plan generally become exercisable on a quarterly basis over a vesting period of either three or four years. Grants under the Directors’ Plan become exercisable in three annual installments. As of September 30, 2009, we had an aggregate of 3,431,319 shares of our common stock reserved for issuance under these plans subject to outstanding awards and 2,509,701 shares available for future grants of share-based awards under the 2006 Plan.

     The following table summarizes option activity with regard to all stock options:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2008	4,142,324	$6.48
Granted	-	-
Canceled	(351,873)	5.41
Exercised	-	-
Outstanding at March 31, 2009	3,790,451	$6.58
Granted	-	-
Canceled	(199,232)	5.70
Exercised	(62,000)	0.61
Outstanding at June 30, 2009	3,529,219	$6.74
Granted	-	-
Canceled	(92,650)	4.68
Exercised	(5,250)	0.61
Outstanding at September 30, 2009	3,431,319	$6.80

     There were no employee stock options granted during the three and nine months ended September 30, 2009. The fair value of our employee stock options granted during the three and nine months ended September 30, 2008, were estimated under the Black-Scholes option valuation model with the weighted average assumptions shown in the table below. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based primarily on analyses of historical employee termination and option exercise behavior; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected volatility	n/a	0.5605	n/a	0.5348
Risk free interest rate	n/a	3.11%	n/a	2.92%
Expected life of options in years	n/a	3.5	n/a	4.9
Expected dividend yield	n/a	0%	n/a	0%

     Our employee stock options are granted at a price equal to the fair market value of our stock on the date of the grant. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 was $1.55 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was approximately $42,000 and $91,000, respectively. At September 30, 2009, the total intrinsic value of options outstanding was $14,000, with no intrinsic value from options exercisable. The weighted average remaining contractual life of options exercisable at September 30, 2009 was 3.0 years.

     As of September 30, 2009, there was approximately $370,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.1 years.

     As of September 30, 2009, we had 3.3 million outstanding stock options that had vested or are expected to vest with a weighted average exercise price of $6.87, a weighted average remaining contractual term of 3.3 years and an aggregate intrinsic value of $10,000.

     For equity awards to non-employees, including lenders, lessors, and consultants, we also apply the Black-Scholes method to determine the fair value of such investments in accordance with Statement of Financial Accounting Standards No. 123(R), as codified by FASB ASC topic 718, Compensation – Stock Compensation (ASC 718), and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services, as codified by FASB ASC topic 505, Equity (ASC 505). The options and warrants granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received or the term of the related financing.

3. Cash and Cash Equivalents, Available-For-Sale Securities, and Restricted Investments

     Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts are recorded at cost, which approximates fair market value. As of September 30, 2009, our investment portfolio was completely invested in money market funds and classified as cash equivalents.

     Available- for-Sale Securities

     Historically, we invested our excess cash balances in marketable securities, primarily corporate debt securities, federal agency obligations, asset-backed securities, U.S. treasuries, and municipal bonds, with the primary investment objectives of preservation of principal, a high degree of liquidity, and maximum total return. We did not invest in auction rate securities. All money market funds and marketable securities are held in our name under the custodianship of Wells Capital Management. In periods in which we owned marketable securities, we classified our investments in marketable securities as available-for-sale. Available-for-sale securities are reported at market value and unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive income (loss) and as a separate component of stockholders’ equity until realized. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings, and would result in the establishment of a new cost basis for the security. Realized gains and losses, if any, are included in earnings and are reported in other income.

     Our available-for-sale securities consisted principally of obligations with a minimum short-term rating of A1/P1 and a minimum long-term rating of A- and with effective maturities of less than three years. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

     Restricted Cash and Investments

     At September 30, 2009, $2.0 million of cash equivalents were classified as restricted cash and investments in non-current assets. At December 31, 2008, $7.0 and $2.0 million of available-for-sale securities were classified as restricted cash and investments in current assets and restricted cash and investments in non-current assets, respectively. The total of these amounts that are classified as current and non-current restricted cash and investments at the end of each period represents the combined aggregate portion of our investment portfolio that was pledged in connection with certain liabilities at the end of each period. During the first quarter of 2009, we repaid our bank borrowings of $7.0 million that were outstanding at December 31, 2008, and correspondingly reduced our reported amount of restricted cash and investments in current assets that was associated with the collateral on the debt.

     At September 30, 2009, $2.9 million of cash was held in an irrevocable grantor trust, or rabbi trust, which the company maintains to hold amounts intended to fund benefit obligations under the Avigen, Inc. Management Transition Plan (Plan). These funds represent reserves for severance pay and benefits to eligible terminating employees as defined by the Plan. The cash in the rabbi trust is consolidated with that of the company and is reported at fair value and classified as restricted cash and investments in current assets. The related accrued severance obligation is reported at fair value and included in accrued compensation and related expenses. See also Note 6 – Severance Expense.

The following is a summary of cash, restricted investments, and available-for-sale securities as of September 30, 2009 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$39,903	$-	$-	$39,903
Total	$39,903	$-	$-	$39,903
Amounts reported as:
Cash and cash equivalents	$34,962	$-	$-	$34,962
Restricted cash and investments	4,941	-	-	4,941
Total	$39,903	$-	$-	$39,903

     The weighted average maturity of our investment portfolio at September 30, 2009 was 1 day, with all $39.9 million carrying an effective maturity of less than twelve months.

     The following is a summary of cash, restricted cash and investments, and available-for-sale securities as of December 31, 2008 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$9,304	$-	$-	$9,304
Corporate debt securities	8,541	11	(58)	8,494
Federal agency obligations	25,781	488	-	26,269
Asset-backed and other securities	12,856	-	(84)	12,772
Total	$56,482	$499	$(142)	$56,839
Amounts reported as:
Cash and cash equivalents	$9,304	$-	$-	$9,304
Restricted cash and investments	9,036	-	-	9,036
Available-for-sale securities	38,142	499	(142)	38,499
Total	$56,482	$499	$(142)	$56,839

     The weighted average maturity of our investment portfolio at December 31, 2008 was 233 days, with $41.5 million carrying an effective maturity of less than twelve months, and $15.3 million carrying an effective maturity between one and two years.

     Net realized gains on sales and maturities of available-for-sale securities were approximately $327,000 and $60,000 for the nine-month periods ended September 30, 2009 and 2008, respectively, and recorded in our condensed statements of operations as interest income.

     At September 30, 2009, we did not own any available-for-sale securities and none of our money market securities were in an unrealized loss position. At December 31, 2008, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
December 31, 2008	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$(14)	$2,239	$(44)	$3,482
Asset-backed and other securities	(52)	11,804	(32)	968
Total	$(66)	$14,043	$(76)	$4,450

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

4. Fair Value of Financial Instruments

     Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, and effective October 10, 2008, we adopted FSP FAS 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active, as codified by FASB ASC topic 820, Fair Value Measurements and Disclosure, (ASC 820), except as it applies to nonfinancial assets and nonfinancial liabilities subject to FSP FAS 157-2 as codified by ASC 820. On January 1, 2009, we adopted ASC 820 for nonfinancial assets and nonfinancial liabilities. ASC 820 applies to all fair value measurements not otherwise specified in an existing standard, clarifies how to measure fair value, and expands fair value disclosures. This standard does not significantly change our previous practice with regard to asset valuation. The ASC 820 framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

     ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into levels of objectivity associated with the inputs used as follows:

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

     Available-for-sale securities at fair value: Fair values are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value in accordance with ASC 820. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in valuation methodologies include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. We utilize multiple third-party pricing services to obtain fair value; however, we generally obtain one price for each individual security. We perform a review of the prices received from third parties to determine whether the prices are reasonable estimates of fair value. We also review the fair value hierarchy classifications. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

     A financial asset’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of credit risk associated with investing in those securities. The following table provides the fair value measurements of our financial assets according to the fair value levels defined by ASC 820 as of September 30, 2009 (in thousands):

		Fair Value Measurements Using
	Fair Value as of September 30, 2009	Level 1 Quoted prices in active markets	Level 2 Significant other observable inputs	Level 3 Significant unobservable inputs
Cash and money market
funds	$39,903	$39,903	$--	$--

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

     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009.

     SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments, as codified in ASC topic 320, Investments – Debt and Equity Securities (ASC 320), and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, as codified by ASC 320 provide guidance on determining when an investment is other-than-temporarily impaired. Our investments are reviewed quarterly for indicators of other-than-temporary impairment. ASC 320 is effective for all periods ending after June 15, 2009 and provides additional guidance designed to create a greater clarity and consistency in accounting for and presenting impairment losses on securities. As of September 30, 2009, we did not have any available-for-sale securities in an unrealized loss position.

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

     No expenses related to this plan were recorded for the six months ended September 30, 2009. However, Avigen’s four remaining employees are qualified to receive severance benefits under the Plan. Regardless of whether the proposed merger with MediciNova is consummated, upon termination, Avigen would anticipate incurring additional severance expense of approximately $872,000.

7. Sublease Income

     We lease approximately 67,000 square feet of laboratory, manufacturing, and office facilities in Alameda, California under a non-cancellable operating lease agreement that expires November 30, 2010 and have entered into sublease agreements for portions of these facilities. In February 2009, we entered into a sublease agreement commencing March 1, 2009 through November 30, 2010 for approximately 16,500 square feet of laboratory and office facilities that will expire November 2010. This sublease agreement was amended to cover approximately 19,155 square feet effective September 1, 2009.

     As of September 30, 2009, the cumulative total of our leased facilities that are subleased to corporate tenants not affiliated with Avigen is approximately 33,555 square feet. The sublease agreements run concurrent with the respective duration of our underlying lease term.

     At September 30, 2009, our future minimum commitments under non-cancelable facilities operating leases, net of sublease income, are a follows (in thousands):

	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
Year ending December 31:
2009	$410	$(239)	$171
2010	1,543	(898)	645
2011	-	-	-
2012	-	-	-
2013 and thereafter	-	-	-
Total	$1,953	$(1,137)	$816

8. Long Term Loan Payable

     In June 2000, we entered into a financing arrangement with Wells Fargo Bank, National Association (the “Bank”) to support construction-related activities. Under this arrangement, we had the right to borrow up to $10.0 million through June 1, 2003. This revolving line of credit was amended several times to extend the expiration date and is currently scheduled to expire on November 30, 2009. Under the terms of the credit facility, as renewed, we could from time to time during the term of the Loan Commitment partially or wholly repay any outstanding borrowings, provided that amounts repaid could not be re-borrowed, and that the outstanding principal balance of the loan commitment would be due and payable in full on November 30, 2009. At December 31, 2008, we had outstanding borrowings of $7.0 million that was classified as a current liability. As of September 30, 2009, we had repaid our total outstanding borrowings and are no longer able to borrow against the loan commitment.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(1,448)	$(9,403)	$(9,969)	$(24,155)
Net unrealized loss on available-for-sale securities	(275)	(508)	(357)	(463)
Comprehensive loss	$(1,723)	$(9,911)	$(10,326)	$(24,618)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Potential dilutive stock options outstanding	6,154	52,243	11,437	14,638
Outstanding securities excluded from the potential
dilutive common shares calculation (1)	3,474,941	3,533,492	3,655,733	4,003,155
____________________

(1)

For purposes of computing the potential dilutive common shares, we have excluded outstanding stock options and warrants to purchase common stock the exercise prices of which exceed the average of the closing sale prices of our common stock as reported on the NASDAQ Global Market for the period.

11. Stockholders’ Equity

     During the nine-month period ended September 30, 2009, we received approximately $41,000 in cash proceeds related to the exercise of stock options for 67,250 shares of common stock.

     As of September 30, 2009, we had one warrant outstanding for 15,000 shares of our common stock with an exercise price equal to $6.50. The warrant was issued in March 2004 as partial consideration for the acquisition of some intellectual property rights used in our research and development activities and has a ten-year term.

12. Legal Proceedings

     On August 24, 2009, The Pennsylvania Avenue Funds, an Avigen stockholder, filed a complaint in Alameda County Superior Court alleging that Avigen’s directors breached their fiduciary duties in connection with the proposed transaction with MediciNova. The Pennsylvania Avenue Funds seeks to represent a stockholder class and to enjoin the consummation of the Merger. Plaintiff seeks a judgment determining that the action is a proper class action and that plaintiff is a proper class representative, and awarding plaintiff and the purported class damages, attorney’s fees, costs and interest.

13. Merger

On August 20, 2009, Avigen entered into an Agreement and Plan of Merger with MediciNova, Inc. (“MediciNova”) and Absolute Merger, Inc., a wholly-owned subsidiary of MediciNova (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Avigen (the “Merger”), with Avigen continuing as the surviving corporation and as a wholly-owned subsidiary of MediciNova.

Under the terms of the Merger Agreement, each outstanding share of Avigen common stock (and the associated preferred share purchase right), par value $0.001 per share, will be converted into an amount currently estimated at approximately $1.24 per share in either cash or secured convertible notes issued by MediciNova, at the election of each individual Avigen stockholder. Stockholders that do not make a valid election will receive 50% of the consideration in cash and 50% of the consideration in secured convertible notes issued by MediciNova. Approximately $1.19 of such consideration will be paid at the effective time of the Merger, and approximately $0.05 will be paid on June 30, 2010 pursuant to the terms of an escrow agreement to be entered into at the effective time of the Merger. Both payments are subject to certain adjustments as specified in the Merger Agreement. The secured convertible notes will be convertible on the final business day of each month into shares of MediciNova common stock at an initial conversion price of $6.80 per share (based on the volume-weighted average price of MediciNova’s common stock as quoted on The Nasdaq Stock Market and the Osaka Securities Exchange over the 20-day trading period ending on the business day prior to August 20, 2009). In addition, Avigen’s stockholders will be entitled to one Contingent Payment Right (as defined in the Merger Agreement) for each share of Avigen common stock held immediately prior to the effective time of the Merger, which provide for additional potential cash payments based on achievement of a certain milestone under Avigen’s assignment agreement with Genzyme Corporation or other specified events. Outstanding options to purchase Avigen common stock will be cancelled at the effective time of the Merger.

The Merger Agreement contains customary representations and warranties and pre-closing covenants, and the completion of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by Avigen’s stockholders, adoption of the Merger Agreement and approval of the issuance of the convertible notes by MediciNova’s stockholders, execution of certain ancillary agreements and the absence of a material adverse effect on Avigen. In the event that Avigen’s board of directors changes its recommendation regarding the Merger following receipt of a superior offer, as defined in the Merger Agreement, and the Merger is not consummated, Avigen will be required to reimburse MediciNova for 50% of its reasonable out-of-pocket expenses, up to a maximum $500,000, upon a termination of the Merger Agreement prior to the effective time of the Merger. The parties intend to complete the Merger as soon as practicable and currently anticipate that the closing will occur in the fourth quarter of 2009.

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

     This Quarterly Report on Form 10-Q contains forward-looking statements, which include, but are not limited to, statements of our expectations regarding our future financial results, and statements about other future events and results. In some cases, you can identify forward-looking statements by such terms as “may,” “might,” “can,” “will,” “should,” “could,” “would,” “expect,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “predict,” “potential,” “if” and similar expressions which imply that the statements relate to future events. These forward-looking statements are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss the risks we believe are most important in greater detail under the heading “Risk Relating to our Business” below. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q. We undertake no obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

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

     In January 2009, we initiated an orderly and competitive process to review merger and acquisition opportunities. We believed that the strength of our financial position would allow us to enter into a favorable merger and acquisition transaction and lead to increased value for our stockholders. During the quarter ended March 31, 2009, our Board of Directors was engaged in a proxy fight initiated by our largest stockholder which resulted in a Special Meeting of Stockholders. On March 27, 2009, Avigen’s stockholders rejected a proposal to remove the current members of the Board of Directors; however, Avigen’s Board believed it was no longer prudent to continue its strategic review process and abandoned strategic merger discussions and announced its intention to develop a plan of dissolution that would maximize the liquidation value of the company. In connection with this action, our Board of Directors determined that the company no longer needed to retain the services of a majority of our employees that were supporting strategic discussions and we reduced our headcount accordingly, including three officers of the company. As a result, we incurred obligations to pay severance benefits to qualified employees under the Avigen, Inc. Management Transition Plan, including salary continuation payments and health benefits continuation. For the three months ended March 31, 2009, we recognized a severance expense of approximately $2.1 million. In addition, under the terms of the Management Transition Plan, outstanding unvested stock options held by terminated employees were subject to accelerated vesting conditions and an increase in the post termination exercise period and we recognized a non-cash, share-based compensation charge of approximately $0.2 million for the three months ended March 31, 2009. No expenses related to this plan were recorded during the three-month periods ended June 30, 2009 or September 30, 2009.

     On August 20, 2009, we entered into a definitive agreement with MediciNova, Inc. pursuant to which, if approved by Avigen’s stockholders, MediciNova’s wholly-owned subsidiary will merge with and into Avigen. The completion of the transaction will permit the combination of the companies’ broad neurological clinical development programs based on ibudilast (Avigen’s AV411 and MediciNova’s MN-166).

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the commercial sale of our products in development, and we do not anticipate generating revenue from the commercialization of AV411 in the foreseeable future. Currently we have suspended development activities for AV411 for neuropathic pain but have continued our ongoing clinical development for AV411 for opioid addition and withdrawal which is being primarily funded by third-parties. In September, a preliminary Form S-4 Registration Statement and joint proxy statement was filed by Avigen and MediciNova, which was subsequently amended in October 2009. The two companies are working expeditiously to present this transaction for stockholder approval before the end of 2009.

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

     The costs associated with these two primary functions of our research and development activities approximate the following (in thousands, except percentages):

			Percentage			Percentage
	Three Months Ended		decrease	Nine Months Ended		decrease
	September 30,		over prior	September 30,		over prior
	2009	2008	year	2009	2008	year
Research and preclinical development	$201	$2,309	(91%)	$1,604	$8,008	(80%)
Clinical development	25	3,369	(99%)	1,962	9,833	(80%)
Total research and development expenses	$226	$5,678	(96%)	$3,566	$17,841	(80%)

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

     Research and preclinical development

			Percentage			Percentage
	Three Months Ended		decrease	Nine Months Ended		decrease
	September 30,		over prior	September 30,		over prior
	2009	2008	year	2009	2008	year
(In thousands, except percentages)
Personnel-related	$86	$493	(83%)	$414	$1,619	(74%)
Non-recurring severance	-	-	-	69	-	n/a
Share-based compensation	46	132	(65%)	177	417	(58%)
External research and
development	58	1,072	(95%)	582	3,416	(83%)
Depreciation and amortization	-	141	(100%)	-	762	(100%)
Other expenses including facilities
overhead	11	471	(98%)	362	1,794	(80%)
Total research and preclinical
development expenses	$201	$2,309	(91%)	$1,604	$8,008	(80%)

     The decrease in our total research and preclinical development expenses for the three-month period ended September 30, 2009, compared to the same period in 2008, of $2.1 million, was primarily due to changes in costs for the following:

  lower expenditures for external research and development services from third-party service providers of $1.0 million, primarily reflecting the wind down of external animal studies and other research and development activities for our drug development programs, lower other expenses including facilities overhead allocations of $460,000, reflecting the wind down of the use of internal research and development facilities with the offset of costs from expanded sublease recoveries or a reallocation of expenses to general and administrative expenses, lower personnel-related expenses of $407,000, due to lower staff levels, as a result of the significant staff reduction in November 2008 and subsequent reductions in March 2009, and lower depreciation and amortization expenses of $141,0000, reflecting the end of the depreciable lives for equipment and leasehold improvements associated with our leased facility that expired in May 2008, and the impairment charges for leasehold improvements and equipment that we recognized in December 2008.

     The decrease in our total research and preclinical development expenses for the nine-month period ended September 30, 2009, compared to the same period in 2008, of $6.4 million, was primarily due to changes in costs for the following:

  lower expenditures for external research and development services from third-party service providers of $2.8 million, primarily reflecting the wind down of external animal studies and other research and development activities for our drug development programs, lower other expenses including facilities overhead allocations of $1.4 million, reflecting the wind down of the use of internal research and development facilities with the offset of costs from expanded sublease recoveries or a reallocation of expenses to general and administrative expenses, lower personnel-related expenses of $1.2 million, due to lower staff levels, as a result of the significant staff reduction in November 2008 and subsequent reductions in March 2009, and lower depreciation and amortization expenses of $762,000, reflecting the end of the depreciable lives for equipment and leasehold improvements associated with our leased facility that expired in May 2008, and the impairment charges for leasehold improvements and equipment that we recognized in December 2008.

     Clinical development

						Percentage
			Percentage			increase
	Three Months Ended		decrease	Nine Months Ended		(decrease)
	September 30,		over prior	September 30,		over prior
	2009	2008	Year	2009	2008	Year
(In thousands, except percentages)
Personnel-related	$-	$393	(100%)	$217	$1,329	(84%)
Non-recurring severance	-	--	-	443	-	n/a
Share-based compensation	4	32	(88%)	76	77	1%
External clinical development	21	2,816	(99%)	1,185	8,082	(85%)
Other expenses including facilities
overhead	-	128	(100%)	41	345	(88%)
Total clinical development
expenses	$25	$3,369	(99%)	$1,962	$9,833	(80%)

     The decrease in our total clinical development expenses for the three-month period ended September 30, 2009, compared to the same period in 2008, of $3.3 million, was primarily due to changes in costs for the following:

  lower expenditures for external clinical development services from third-party suppliers of $2.8 million, primarily reflecting the termination and wind down of most of our clinical trials and other clinical drug development activities, and lower personnel-related expenses of $393,000, due to lower staff levels, as a result of the significant staff reduction in November 2008 and subsequent reductions in March 2009.

     The decrease in our total clinical development expenses for the nine-month period ended September 30, 2009, compared to the same period in 2008, of $7.9 million, was primarily due to changes in costs for the following:

  lower expenditures for external clinical development services from third-party suppliers of $6.9 million, primarily reflecting the termination and wind down of most of our clinical trials and other clinical drug development activities, and lower personnel-related expenses of $1.1 million, due to lower staff levels, as a result of the significant staff reduction in November 2008 and subsequent reductions in March 2009,

partially offset by,

  non-recurring severance expenses of $443,000 recorded in connection with staff reductions in March 2009.

     We expect our total research and development spending for the fourth-quarter of 2009 not to exceed the expense levels from the three months ended September 30, 2009 as we seek stockholder approval of the definitive agreement to merge Avigen with a wholly-owned subsidiary of MediciNova.

     General and administrative expenses

			Percentage			Percentage
			increase			increase
	Three Months Ended		(decrease)	Nine Months Ended		(decrease)
	September 30,		over prior	September 30,		over prior
	2009	2008	Year	2009	2008	Year
(In thousands, except percentages)
Personnel-related	$85	$570	(85%)	$702	$2,134	(67%)
Non-recurring severance	-	-	-	1,631	-	n/a
Share-based compensation	100	382	(74%)	611	1,213	(50%)
Legal and professional fees	871	263	231%	2,970	946	214%
Facilities, depreciation and
other allocated expenses	710	633	12%	2,266	2,105	8%
Total general and
administrative expenses	$1,766	$1,848	(4%)	$8,180	$6,398	28%

     The decrease in our total general and administrative expenses for the three-month period ended September 30, 2009, compared to the same period in 2008, of $82,000, was primarily due to changes in costs for the following:

  lower personnel-related expenses of $485,000, due to lower staff levels, as a result of significant staff reductions in November 2008 and March 2009, and lower non-cash expenses of $282,000 for recognition of share-based compensation in compliance with ASC 718,

partially offset by,

  higher legal and professional fees of $608,000, primarily due to higher legal and advisory expenses associated with our negotiations and entry into a definitive merger agreement with MediciNova, preparations of related SEC proxy filings, and defense against a class action lawsuit brought in connection with the proposed merger transaction.

     The increase in our total general and administrative expenses for the nine-month period ended September 30, 2009, compared to the same period in 2008, of $1.8 million, was primarily due to changes in costs for the following:

  higher legal and professional fees of $2.0 million, primarily due to higher legal and advisory expenses associated with our response to a proxy fight and unsolicited tender offer and our review of strategic merger and acquisition opportunities in the first quarter of 2009 and negotiations and entry into a definitive merger agreement with MediciNova, and defense against a class action lawsuit brought in connection with the proposed merger transaction in the third quarter of 2009, and non-recurring severance expenses of $1.6 million recorded in connection with staff reductions in March 2009,

partially offset by,

  lower personnel-related expenses of $1.4 million, due to lower staff levels, as a result of significant staff reductions in November 2008 and March 2009, and lower non-cash expenses of $602,000 for recognition of share-based compensation in compliance with ASC 718.

     Total general and administrative expenses for the nine months ended September 30, 2009 exceeded management's original expectations due to the significant legal and other costs incurred in connection with responding to the proxy fight and hostile tender offer during the first quarter of 2009 and completing negotiations and defending against the class action lawsuit in connection with the definitive merger agreement entered into with MediciNova during the third quarter of 2009. We expect to incur lower legal and professional fees for the remainder of the fiscal year while we seek stockholder approval of the definitive agreement to merge Avigen with a wholly-owned subsidiary of MediciNova.

     Impairment loss related to long-lived assets

			Percentage			Percentage
	Three Months Ended		decrease	Nine Months Ended		decrease
	September 30,		over prior	September 30,		over prior
	2009	2008	year	2009	2008	year
(In thousands, except percentages)
Impairment loss related to
long-lived assets	$0	$0	n/a	$0	$(274)	n/a

     The credit recorded to impairment loss related to long-lived assets for the nine-month period ended September 30, 2008, reflects the gain of $274,000 recorded in connection with the settlement of our asset retirement obligation related to our building lease for an amount below the carrying value of the accrued liability.

     In-license fees

			Percentage			Percentage
	Three Months Ended		decrease	Nine Months Ended		decrease
	September 30,		over prior	September 30,		over prior
	2009	2008	year	2009	2008	year
(In thousands, except percentages)
In-license fees	$0	$2,500	n/a	$0	$2,500	n/a

     In-license fees for the three and nine months ended September 30, 2008 represent amounts paid to Sanochemia Pharmazeutika AG (Sanochemia) upon the timely achievement of a development-based milestone for the development of a proprietary, purer form of AV650. There were no in-license fees incurred in 2009.

     During the fourth quarter of 2008, we terminated our agreement with Sanochemia under which such in-license fees were incurred. As a result, we do not expect to incur any future in-license fees associated with this agreement.

     Interest income

			Percentage			Percentage
	Three Months Ended		decrease	Nine Months Ended		decrease
	September 30,		over prior	September 30,		over prior
	2009	2008	year	2009	2008	year
(In thousands, except percentages)
Interest income	$316	$594	(47%)	$1,115	$2,289	(51%)

     Almost all of our interest income is generated from our investments in high-grade marketable securities of government and corporate debt. The decrease in interest for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, were primarily due to the decrease in our outstanding interest-bearing cash and securities balances, due to the use of such resources to fund our on-going operations and repay $7.0 million of bank borrowings in March 2009, as well as a general decline in market interest rates.

     As of September 30, 2009, in order to increase the liquidity of our investment portfolio, we sold all of our outstanding available-for-sale marketable securities and invested all of our excess funds in money market funds or cash accounts. As a result, we expect our interest income for the fourth quarter of 2009 to be significantly below the amount earned for the three months ended September 30, 2009.

     Sublease income

			Percentage			Percentage
	Three Months Ended		decrease	Nine Months Ended		decrease
	September 30,		over prior	September 30,		over prior
	2009	2008	year	2009	2008	year
(In thousands, except percentages)
Sublease income	$232	$97	139%	$594	$270	120%

     In February 2009, we entered into an additional sublease agreement, subsequently amended and expanded in September 2009, that increased the total amount of our leased facilities under sublease agreements to 33,555 square feet, or approximately 50%. Remaining contractual sublease income of $1.1 million is expected to be recognized ratably over the remaining terms of the sublease agreements, which expire in November 2010.

Recently Issued Accounting Standards

     See Note 1, “Unaudited Interim Financial Statements - Recent Accounting Pronouncements,” in the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on us, which discussion is incorporated by reference here.

Deferred Income Tax Assets

     In accordance with FAS 109, Accounting for Income Taxes, as codified by FASB ASC topic 740, Income Taxes (ASC 740), we have calculated a deferred tax asset based on the potential future tax benefit we may be able to realize in future periods as a result of the significant tax losses experienced since our inception. The value of such deferred tax asset must be calculated using the tax rates expected to apply to the taxable income in the years in which such income occurs. Since we have no history of earnings, and cannot reliably predict when we might generate taxable income, if at all, we have recorded a valuation allowance for the full amount of our deferred tax assets. Federal and state laws limit the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In 2008 and 2007, we conducted an Internal Revenue Code (IRC) Section 382 study and have reported our deferred tax assets related to net operating loss and research credit carryforwards after recognizing change of control limitations in 2008 and 2006. Utilization of our net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations after December 31, 2008.

Liquidity and Capital Resources

     Since our inception in 1992, cash expenditures have significantly exceeded our revenue. We have funded our operations primarily through public offerings and private placements of our equity securities. Between May 1996, the date of our initial public offering, and September 30, 2009, we raised $235.7 million from private placements and public offerings of our common stock and warrants to purchase our common stock.

     In December 2008, we sold our rights to an early-stage blood coagulation compound, AV513, to Baxter Healthcare Corporation for approximately $7.2 million.

     We have attempted to contain costs and reduce cash flow by renting facilities, subleasing facilities no longer critical to our future operations, contracting with third parties to conduct research and development and using consultants, where appropriate. In November 2008, we completed a significant restructuring and staff reduction intended to reduce our future expenses and preserve our financial resources. During the nine months ended September 30, 2009, we incurred significant legal and advisory fees in connection with our response to a proxy fight and unsolicited tender offer and our review of strategic merger and acquisition opportunities prior to March 31, 2009 and subsequent negotiations of and entry into a definitive merger agreement with MediciNova, as well as the defense of the associated class action lawsuit. We expect to incur additional expenses in connection with presenting the proposed MediciNova merger to stockholders for approval, but do not intend to initiate Phase 2 clinical trials for AV411 for neuropathic pain or other indications. As a result, we expect expenses for the fourth quarter of 2009 to approximate the levels of spending during the three-months ended September 30, 2009, and full-year 2009 expenses to be significantly below the spending levels of recent fiscal years which included higher levels of research and development activities.

     At September 30, 2009, we had cash, cash equivalents, and restricted cash and investments, of approximately $39.9 million, compared to approximately $56.8 million at December 31, 2008. In March 2009 we repaid the $7.0 million of outstanding borrowings under our credit facility, which accounted for more than 40 percent of this reduction. At September 30, 2009, we reported approximately $2.9 million of restricted cash and investments in current assets associated with monies placed in a trust account in connection with severance obligations under our Management Transition Plan. At September 30, 2009 and December 2008, we reported $2.0 million of restricted cash and investments with non-current assets which represents the portion of our investment portfolio pledged as collateral to secure a letter of credit which serves as the security deposit on a building lease that expires November 2010. Also at December 31, 2008, we reported restricted cash and investments with current assets of $7.0 million representing the portion of our investment portfolio pledged as collateral for outstanding borrowings against our credit facility. These outstanding bank borrowings were fully repaid in March 2009 and the corresponding restricted investments reduced. We do not consider our restricted cash and investments a current source of additional liquidity.

     As of September 30, 2009, our commitments under building leases, net of scheduled cost recoveries under sublease agreements, were significantly lower than our net commitments reported as of December 31, 2008 due to the additional sublease agreement entered into and expanded during 2009. As of September 30, 2009, we had net future minimum commitments under non-cancellable building leases totaling approximately $816,000, payable in varying amounts through November 2010 (See Note 7 of Notes to our Condensed Financial Statements in Item 1), compared to $2.5 million as of December 31, 2008.

     Operating Activities. Net cash used in operating activities was $9.7 million during the nine months ended September 30, 2009. Net cash used in operating activities during this period was primarily used to fund costs associated with our response to a proxy fight and hostile tender offer, winding down of clinical research and development activities, including non-clinical studies and clinical trials performed by third parties, and legal and advisory fees associated with our review of strategic merger and acquisition opportunities, negotiating the definitive merger agreement with MediciNova, and defending the class action lawsuit in connection with the proposed MediciNova merger.

     Investing and Financing Activities. Net cash provided by investing activities and used in financing activities during the nine months ended September 30, 2009 was $42.3 million and $7.0 million, respectively. The cash provided by investing activities consisted primarily of sales and maturities of available-for-sale securities, net of purchases, and a net decrease in restricted cash and investments of approximately $4.1 million. This reduction in restricted cash and investments resulted from the release of $7.0 million in collateral in connection with the repayment of our bank borrowings, partially offset by monies placed in an irrevocable grantor trust in connection with severance obligations under the company’s Management Transition Plan, less subsequent distributions. The cash used in financing activities primarily represented the repayment of our outstanding bank borrowings.

     We anticipate that our existing capital resources as of September 30, 2009, after considering our anticipated operating and transaction costs, will be sufficient to fund our operations for at least 12 months in the event that the proposed definitive merger agreement with MediciNova is not consummated. However, if stockholders do not approve the merger with MediciNova or we are unable to monetize our remaining assets or reduce our remaining building lease obligations, we may not be able to deliver value to our stockholders at or above our net cash assets at September 30, 2009, less wind up costs. Our ability to return capital to stockholders in the event that the proposed definitive merger agreement with MediciNova is not consummated, will depend on many factors, including:

  how successful, if at all, we are in selling assets, including our AV411 drug development program, or entering into another agreement to sell the company;

  the costs involved in winding up our remaining ongoing research and development activities;

  the costs involved in filing, prosecuting and enforcing patent claims and other intellectual property rights;

  the costs involved in defending the class action lawsuit related to the proposed merger with MediciNova;

  the costs involved with winding up any corporate obligations associated with the proposed merger with MediciNova or a plan of dissolution; and

  other factors which may not be within our control.

Risks Related to Our Business

We are in the process of seeking stockholder approval of the proposed acquisition of Avigen by MediciNova, which if the acquisition does not occur, we will have expended significant resources for no benefit, and will have delayed a dissolution of Avigen.

     We are pursuing the acquisition of the company by MediciNova, Inc., which has required that we incur significant legal and other costs. If either our stockholders, or the MediciNova stockholders do no approve the merger, then the merger will not occur, and we will need to pursue a dissolution of Avigen. If this were to occur, we would have incurred significant merger-related costs, as well as continued operating costs, that we would not have incurred if we had pursued a dissolution of the company. Further, we will need to hold an annual meeting of our stockholders as soon as possible if the acquisition does not occur, which will also require that we incur additional costs. If all of this were to occur, we will have less cash to return to stockholders than we believe we will have if the merger with MediciNova is consummated.

We are in the process of pursuing a monetization of our AV411 product in the event that we are not able to complete the proposed merger with MediciNova, which we may not be able to do on terms we believe we should be able to obtain for this product

     We are pursuing the sale of our AV411 product in the event that we are not able to complete the proposed merger with MediciNova. We believe that this product has substantial value, but given the current economic climate, we may not be able to find a buyer that is willing to pay what we believe is the fair value for AV411. If we are not able to obtain significant value for the sale of AV411, we will not be able to return to our stockholders the value that we believe we should be able to obtain for AV411.

We are in the process of pursuing a monetization of our rights under our Genzyme agreement in the event that we are not able to complete the proposed merger with MediciNova, which we may not be able to do on terms we believe we should be able to obtain

     We are pursuing discussions with Genzyme to have Genzyme purchase from Avigen the rights under our existing agreement with Genzyme or may seek in the alternative to sell these rights to another party in the event that the merger with MediciNova does not occur. We believe that these rights have substantial value, but we may not be able to find a buyer that is willing to pay what we believe is the fair value for these rights, and Genzyme may not be willing to purchase these rights for the value that we believe they are worth. If we are not able to monetize these rights or obtain value for these rights on the terms that we believe they are worth in the event that we are not able to complete the proposed merger, we will not be able to return to our stockholders the value that we believe we should be able to obtain for these rights.

We will incur costs as we pursue the completion of the proposed merger with MediciNova or possible dissolution of Avigen, which may be more than we expect, which could result in a return to Avigen stockholders of less than we expect

     We will continue to incur operating costs as the company pursues the completion of the proposed merger or, if the merger is not completed, dissolution of the company. We are being very frugal with respect to the costs we are incurring, but we will need to continue to incur costs of operations. We have incurred costs in negotiations with MediciNova regarding the proposed merger and will continue to incur substantial costs in seeking stockholder approval and defending a law suit filed against us relating to the proposed merger. If the proposed merger is not completed and, as a result, we pursue a dissolution, we would need to solicit stockholder approval of such a dissolution, which would take time and we would incur costs in such a solicitation. If these costs are more than we expect, we will decrease the amount that we believe we would be able to return to our stockholders.

Other persons may assert rights to our proprietary technology, which could be costly to contest or settle

     Third parties may assert patent or other intellectual property infringement claims against us with respect to our products, technologies or other matters. Any claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and resolve. There may be third-party patents and other intellectual property relevant to our products and technology which are not known to us. We have not been accused of infringing any third party's patent rights or other intellectual property, but we cannot assure you that litigation asserting claims will not be initiated, that we would prevail in any litigation, or that we would be able to obtain any necessary licenses on reasonable terms, if at all. If our competitors prepare and file patent applications in the United States that claim technology also claimed by Avigen, we may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the outcome is favorable to us. In addition, to the extent outside collaborators apply technological information developed independently by them or by others to our product development programs or apply our technologies to other projects, disputes may arise as to the ownership of proprietary rights to these technologies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2009, in order to increase the liquidity of our investment portfolio, we sold all of our outstanding available-for-sale marketable securities and invested all of our excess funds in money market funds or cash accounts. As a result, as of September 30, 2009, we do not have any material exposure to fair value fluctuations of our investment portfolio due to market risk, compared to our estimated exposure of $341,000 as reported in our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009. The market risk exposure associated with our investment in marketable securities at December 31, 2009 was deemed to be immaterial and was based on the potential impact if market interest rates were to increase by 100 basis points, or 1%, from their December 31, 2008 levels.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. With the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15(d)-15(e)), as of September 30, 2009. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective to ensure, at a reasonable assurance level, that the information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

     Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On August 24, 2009, The Pennsylvania Avenue Funds filed a complaint in California Superior Court for Alameda County entitled The Pennsylvania Avenue Funds, v. Avigen, Inc., et al., Case No. RG09470224. Plaintiff filed an amended complaint on or about October 15, 2009. Plaintiff alleges that it is an Avigen stockholder and asserts claims on behalf of a purported class of all public stockholders of Avigen. Named as defendants in the amended complaint are Avigen, all of the current members of Avigen’s board of directors and MediciNova, Inc. Plaintiff alleges that the Merger resulted from an unfair process; that the consideration offered in the Merger is inadequate in light of Avigen’s prospects, liquidation value, and potential alternative transactions; and that the public disclosures in connection with the Merger are inadequate. Plaintiff asserts claims against the individual defendants for breach of fiduciary duties of good faith, loyalty, fair dealing and due care; against MediciNova for aiding and abetting the individual defendants’ breaches of fiduciary duty; and against all defendants for breach of a fiduciary duty of disclosure. Plaintiff seeks a judgment determining that the action is a proper class action and that plaintiff is a proper class representative, and awarding plaintiff and the purported class damages, attorney’s fees, costs and interest.

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

     In March 2009, we announced that we had discontinued strategic merger discussions and intended to develop a plan of dissolution. In June 2009, we announced that we had reached an understanding with MediciNova, Inc. on key terms for a proposed acquisition of Avigen by MediciNova. On August 20, 2009, we entered into a definitive agreement pursuant to which MediciNova’s wholly-owned subsidiary will merge with and into Avigen. The completion of the transaction will permit the combination of the companies’ broad neurological clinical development programs based on ibudilast (Avigen’s AV411 and MediciNova’s MN-166). We believe this has significantly changed our risk profile, including the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009. The risks relating to our business now relate primarily to preserving the value, and monetizing our assets as we seek to complete the proposed merger with MediciNova or sell or dissolve the company. We have updated these risk factors in Part 1, Item 2 of this Quarterly Report on Form 10-Q under the caption “Risks Related to Our Business” to take into account these recent developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On November 9, 2009, Avigen amended its Management Transition Plan (the “Plan”) to cause the Plan to terminate in connection with the acquisition of Avigen by MediciNova, Inc., and to cause the scheduled payouts under the Plan to occur upon termination or shortly thereafter, except to the extent necessary to delay payouts to avoid adverse tax consequences.

Item 6. Exhibits

     See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          AVIGEN, INC.

Date: November 9, 2009	By:	/s/ ANDREW A. SAUTER
Andrew A. Sauter
Chief Executive Officer, President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibits
2	.1(5)	Assignment Agreement, dated December 19, 2005, by and between Genzyme Corporation and Avigen
2	.2(10)	Agreement and Plan of Merger, dated August 20, 2008, by and among MediciNova, Inc., Absolute Merger, Inc. and Avigen, Inc.
2	.2(7)	Asset Purchase Agreement, dated December 17, 2008, by and between Baxter Healthcare Corporation, Baxter International Inc., and Baxter Healthcare S.A. (collectively “Baxter”) and Avigen
3	.1(8)	Amended and Restated Certificate of Incorporation
3	.1.1(2)	Certificate of Amendment to Certificate of Incorporation
3	.1.2(3)	Certificate of Amendment to Certificate of Incorporation
3	.1.3(8)	Certificate of Designation
3	.2(6)	Restated Bylaws of the Registrant
4	.1(1)	Specimen Common Stock Certificate
4	.2(9)	Rights Agreement dated as of November 21, 2008, by and between the Company and American Stock Transfer & Trust Co. LLC
4	.3(8)	Form of Right Certificate
4	.3(10)	Amendment to Rights Agreement, dated August 20, 2008, by and between Avigen, Inc. and American Stock Transfer & Trust Co. LLC
10	.1(10)	Amendment to Management Transition Plan, effective as of August 20, 2009
10.2		Amendment to Management Transition Plan, effective as of November [ ], 2009
31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	.1(4)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
____________________

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-03220) and incorporated herein by reference.

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

(8)	Incorporated by reference from such document filed as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on November 24, 2008 (Commission File No. 000-28272).

(9)	Incorporated by reference from such document filed as an exhibit to Avigen’s Current Report on Form 8-K/A filed with the SEC on November 24, 2008 (Commission File No. 000-28272).

(10)	Incorporated by reference from such document filed as an exhibit to Avigen’s Current Report on Form 8-K filed with the SEC on August 25, 2009 (Commission File No. 000-28272).